Form 10-Q
period 2012-06-30
WAGEWORKS, INC.
filed 2012-08-09
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35232

WAGEWORKS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Park Place, 4th Floor San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 577-5200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 26,724,516 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$154,621	$261,340
Restricted cash, current portion	2,383	2,363
Accounts receivable, less allowance for doubtful accounts of $69 and $197 at December 31, 2011 and June 30, 2012, respectively	15,647	18,026
Prepaid expenses and other current assets	7,178	13,001

Total current assets	179,829	294,730
Restricted cash, net of current portion	2,526	2,432
Property and equipment, net	19,014	23,157
Goodwill	46,233	75,822
Acquired intangible assets, net	12,555	34,535
Deferred tax asset	16,978	9,762
Other assets	1,561	1,763

Total assets	$278,696	$442,201

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$21,415	$35,371
Customer obligations	169,959	212,834
Short-term contingent payment	8,976	14,269
Short-term debt	14,901	44,560
Other current liabilities	394	972

Total current liabilities	215,645	308,006
Warrants	1,119	—
Long-term contingent payment, net of current portion	—	6,805
Other non-current liabilities	1,820	2,619

Total liabilities	218,584	317,430

Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series C ($24,999 liquidation preference). Authorized 6,306 shares; issued and outstanding 5,882 shares at December 31, 2011 and no shares outstanding at June 30, 2012	36,570	—
Redeemable convertible preferred stock, Series D ($15,998 liquidation preference). Authorized 2,465 shares; issued and outstanding 2,465 shares at December 31, 2011 and no shares outstanding at June 30, 2012	17,771	—
Redeemable convertible preferred stock, Series E ($21,179 liquidation preference). Authorized 5,295 shares; issued and outstanding 5,295 shares at December 31, 2011 and no shares outstanding at June 30, 2012	27,828	—

Total redeemable convertible preferred stock	82,169	—

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value ($31,916 liquidation preference). Authorized 26,392 shares, outstanding 17,645 shares at December 31, 2011 and no shares outstanding at June 30, 2012	33,965	—
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 1,738 shares at December 31, 2011 and 26,713 shares at June 30, 2012	2	27
Treasury stock at cost 192 shares at December 31, 2011 and 195 shares at June 30, 2012	(433)	(463)
Additional paid-in capital	19,029	194,593
Accumulated deficit	(74,620)	(69,386)

Total stockholders’ equity (deficit)	(22,057)	124,771

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$278,696	$442,201

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
Healthcare	$22,854	$27,615	$47,079	$56,845
Commuter	8,382	13,220	16,589	25,212
Other	2,625	2,942	5,517	6,030

Total revenue	33,861	43,777	69,185	88,087

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	13,244	15,620	28,610	32,677
Technology and development	3,447	4,622	6,939	8,962
Sales and marketing	5,209	7,267	10,458	14,476
General and administrative	5,104	7,325	10,466	14,803
Amortization and change in contingent consideration	2,682	4,094	5,175	8,532

Total operating expenses	29,686	38,928	61,648	79,450

Income from operations	4,175	4,849	7,537	8,637
Other income (expense):
Interest income	9	9	20	19

Interest expense	(111)	(452)	(197)	(857)
Gain (loss) on revaluation of warrants	51	407	(59)	381
Other income	—	12	—	27

Income before income taxes	4,124	4,825	7,301	8,207

Income tax provision	(253)	(1,601)	(401)	(2,973)

Net income	3,871	3,224	6,900	5,234

Accretion of redemption premium expense	(2,924)	(778)	(5,692)	(2,301)

Net income attributable to common stockholders	$947	$2,446	$1,208	$2,933

Basic net income per share attributable to common stockholders	$0.62	$0.17	$0.79	$0.37
Diluted net income per share attributable to common stockholders	$0.06	$0.10	$0.07	$0.13

Shares used in basic net income per share calculations	1,535	14,268	1,534	7,907
Shares used in diluted net income per share calculations	16,450	24,349	16,376	20,683

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$6,900	$5,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,744	1,446
Amortization and change in contingent consideration	5,175	8,532
Stock-based compensation	1,199	1,674
Revaluation of warrants	59	(381)
Loss on disposal of fixed assets	6	24
Payment of contingent consideration in excess of initial measurement	—	(2,453)
Provision for doubtful accounts	126	13
Deferred taxes	195	2,527
Changes in operating assets and liabilities:
Accounts receivable	(4,108)	(1,343)
Prepaid expenses and other current assets	(3,263)	(2,514)
Other assets	124	8
Accounts payable and accrued expenses	(1,876)	(159)
Customer obligations	12,246	2,160
Other liabilities	(14)	833

Net cash provided by operating activities	18,513	15,601

Cash flows used in investing activities:
Purchases of property and equipment	(4,057)	(6,403)
Cash consideration for business acquisitions, net of cash acquired	(1,852)	8,551
Change in restricted cash	(200)	574

Net cash (used in) provided by investing activities	(6,109)	2,722

Cash flows from financing activities:
Proceeds from debt	9,219	29,659
Proceeds from initial public offering net of underwriters commissions and discounts	—	62,566
Proceeds from exercise of common stock	37	8
Payment of contingent consideration	(2,000)	(3,807)
Purchase of treasury stock	(21)	(30)

Net cash provided by financing activities	7,235	88,396

Net increase in cash and cash equivalents	19,639	106,719
Cash and cash equivalents at beginning of period	104,280	154,621

Cash and cash equivalents at end of period	$123,919	$261,340

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$127	$464
Taxes	48	486

Noncash financing and investing activities:
Accretion of redemption premium	5,692	2,301
Reduction in FBM contingent consideration due to re-negotiated lease	—	528
Conversion of preferred stock to common stock	—	118,417
Conversion of preferred stock warrants to common stock warrants	—	737

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., or the Company, is a leading on-demand provider of tax-advantaged programs for consumer-directed health, commuter and other employee spending account benefits, or CDBs, in the United States. The Company is headquartered in San Mateo, California.

The Company operates as a single reportable segment on an entity level basis. The Company generates revenue from the administration of healthcare, commuter and other employer sponsored tax-advantaged benefit services. The entity level is the aggregation of these three revenue streams.

Initial Public Offering

On May 15, 2012, the Company closed its initial public offering (IPO). The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective by the SEC on May 9, 2012 (the Effective Date). In connection with the IPO the Company sold 7,475,000 shares of common stock to the public at a price of $9.00 per share, which included 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. The Company received aggregate proceeds of $62.6 million from the initial public offering and the underwriters’ overallotment option, net of underwriters’ discounts and commissions. Upon the closing of the IPO, all shares of the Company’s previously outstanding preferred stock automatically converted into shares of common stock and outstanding warrants to purchase the Company’s preferred stock automatically became exercisable for shares of common stock. As a result, as of May 16, 2012, the Company had 26,711,408 shares of common stock issued and outstanding.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for fair presentation. The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ended December 31, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the December 31, 2011 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 10, 2012. The December 31, 2011 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011 included in the Company’s final prospectus for its IPO.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, expired and unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, and contingent consideration associated with acquisitions and purchase accounting. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements and Disclosures, or ASC 820, provides a consistent framework to define, measure, and disclose the fair value of assets and liabilities in financial statements. ASC 820 establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The contingent consideration payable related to the Planned Benefits Systems (PBS), Fringe Benefits Management (FBM), Choice Strategies (CS) and TransitCheck (TC) acquisitions (see Note 3) were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

The Lender Warrant (see Note 9) was recorded at fair value on the grant date and is adjusted quarterly to fair value. The Company valued the Lender Warrant using a Black-Scholes option-pricing model, which incorporates assumptions about underlying asset value, volatility, expected remaining life, and risk-free interest rate. These valuation assumptions were estimated based upon management’s judgment about the general industry environment. Since the valuation of the Lender Warrant involves significant unobservable inputs, it was categorized as Level 3 under the three-level hierarchy discussed above. Upon the completion of the Company’s IPO in May 2012 and the conversion of the Company’s outstanding shares of preferred stock into shares of common stock, the Lender Warrant, which was a warrant to purchase Series C redeemable convertible preferred stock, became exercisable for shares of common stock. As the warrant is no longer exercisable into shares of redeemable preferred stock, the warrant was reclassified from liability to equity and the Company will no longer record any mark-to-market changes in the fair value of the warrant in the statements of operations. The Company performed the final re-measurement of the Lender Warrant at the closing date of the company’s IPO on May 15, 2012. The Lender Warrant was then reclassified from liability to equity on that date.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2012, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at June 30, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Lender Warrant	Contingent Consideration PBS	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration TC

Balances at December 31, 2011	$1,119	$5,798	$3,178	$—	$—
Initial fair value of contingent consideration	—	—	—	11,054	5,314
Gains or losses included in earnings:
Gain on revaluation of warrant	(381)	—	—	—	—
Loss on revaluation of contingent consideration	—	1,059	542	846	71
Payment of contingent consideration	—	(6,260)	—	—	—
Reclassification of warrant to additional paid-in capital	(738)	—	—	—	—
Reduction in FBM contingent consideration due to re-negotiated lease	—	—	(528)	—	—

Balances at June 30, 2012	$—	$597	$3,192	$11,900	$5,385

In the first quarter of 2012, the Company re-negotiated its lease with Fringe Benefits Management Company, or FBMC, from whom the Company leases a facility in Florida. Both parties agreed to a reduction in the rental rate for the remainder of the lease term and subsequently amended their Shared Services Agreement. In connection with this lease re-negotiation, FBMC and the Company agreed to reduce the amount of contingent consideration due to FBMC in 2012 by $0.5 million. The Company is amortizing this amount over the remaining term of the lease.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration and Lender Warrant designated as Level 3 are as follows:

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration - FBM	$3,192	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CS	$11,900	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - TC	$5,385	Discounted cash flow	Annualized revenue and probability of achievement

Sensitivity To Changes In Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of ASU 2011-11 may have a financial disclosure impact on the Company but will not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update, or ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Net Income per share

The following table sets forth the computation of basic and diluted net income per share attributable to Common Stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, except per share data)
Numerator (basic and diluted):
Net income	$3,871	$3,224	$6,900	$5,234
Less: accretion of redemption premium expense	(2,924)	(778)	(5,692)	(2,301)

Net income attributable to common stockholders for basic EPS	$947	$2,446	$1,208	$2,933

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	—	(86)	—	(260)

Net income attributable to common stockholders for diluted EPS	$947	$2,360	$1,208	$2,673

Denominator (basic):
Weighted average common shares outstanding	1,535	14,268	1,534	7,907

Denominator (diluted):
Weighted average common shares outstanding	1,535	14,268	1,534	7,907
Dilutive stock options and awards outstanding	1,195	1,305	1,122	1,109
Weighted average common shares from stock warrants	2,854	2,793	2,854	2,626
Weighted average common shares from convertible preferred stock	10,866	5,983	10,866	9,041

Net weighted average common shares outstanding	16,450	24,349	16,376	20,683

Net income per share attributable to holders of common stock:
Basic	$0.62	$0.17	$0.79	$0.37
Diluted	$0.06	$0.10	$0.07	$0.13

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Stock options outstanding	135	61	135	60
Common shares from convertible preferred stock	5,586	2,764	5,586	4,176

Total common stock equivalents	5,721	2,825	5,721	4,236

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Acquisitions

On August 31, 2010, the Company acquired 100% of the outstanding common shares of Planned Benefits Systems (PBS).

The purchase price included a contingent consideration element that requires the Company to pay in 2012 the former owners of PBS additional amounts based upon annualized revenues of PBS for 2012. The initial fair value of the contingent consideration was determined from forecasts developed by management based upon existing business, customer relationships and historical growth rates. The Company measures acquired contingent consideration payable each reporting period at fair value, and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the statement of operations, until the contingency is resolved. Increases or decreases in the fair value of the contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. Significant judgment is employed in determining the appropriateness of these assumptions each period. The Company recorded $0.1 million in charges related to the change in fair value of the contingent consideration during the three and six months ended June 30, 2011 as a result of the passage of time. The Company recorded a $0.1 million credit during the three months ended June 30, 2012 related to the change in fair value of the contingent consideration, due to a final valuation of the amount to be paid out to the former owners of PBS. The Company recorded $1.1 million in charges during the six months ended June 30, 2012 related to the change in fair value of the contingent consideration due to increased revenue levels being achieved. There is also an amount of $0.6 million, which was held back from the initial consideration paid, to account for possible future contingencies and is expected to be paid in the third quarter of 2012. The contingent payment for 2012 of $6.3 million was paid in May 2012. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

On November 30, 2010, the Company acquired a division, or FBM, in a carve-out from Fringe Benefits Management Company, a Florida corporation, or FBMC. The purchase price included a contingent consideration element that required the Company to pay in 2011 and requires the Company to pay in 2012 FBMC additional amounts based upon annualized revenues of FBM for 2011 and 2012, respectively. The initial fair value of the contingent consideration was determined from forecasts developed by management based upon existing business, customer relationships and historical growth rates. Since FBM was a carve-out, some historical revenue details were not available and the forecasts relied upon FBMC management’s best estimates based upon current business and their understanding of retention rates and the marketplace. The Company measures acquired contingent consideration payable each reporting period at fair value, and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the statement of operations, until the contingency is resolved. Increases or decreases in the fair value of the contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. Significant judgment is employed in determining the appropriateness of these assumptions each period. The Company recorded $0.5 million and $0.8 million in charges related to the change in fair value of the contingent consideration during the three and six months ended June 30, 2011, respectively, due to increased revenue levels being achieved. The Company recorded $0.1 million and $0.5 million in charges related to the change in fair value of the contingent consideration during the three and six months ended June 30, 2012, respectively, due to increased revenue levels estimated to be achieved. In addition, there was a $0.5 million reduction to the contingent consideration element in connection with a lease re-negotiation. The fair value of the contingent element at June 30, 2012 was estimated at $3.2 million. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The Choice Care Card, LLC Acquisition

On January 3, 2012, the Company acquired the operating assets and certain liabilities of The Choice Care Card, LLC, or CS, a Vermont limited liability company. CS administers tax-advantaged, consumer-driven health care programs, primarily HRAs, through a debit card or direct-pay to provider or member platform. This acquisition added a new regional base of customers and participant relationships. The aggregate non-contingent portion of the purchase price paid in cash was $8.7 million of which $8.3 million was paid at closing.

The Company accounted for the acquisition of CS as a purchase of a business under ASC 805. The results of operations for CS have been included in the Company’s financial results since the acquisition. The financial results of this acquisition are considered insignificant for purposes of pro forma financial statement disclosures.

The purchase price included a contingent consideration element that requires the Company to pay in 2012 and 2013 the former owners of CS additional amounts based upon annualized revenues of CS for 2012 and 2013 respectively. The Company determined that the total initial fair value for both contingent payments as of the acquisition date was $11.1 million. The Company recorded its estimate of the fair value of the contingent consideration based on a weighted average probability evaluation of various revenue forecasts developed by management. The resultant liability was discounted to present value at 5.3% to reflect the time value of money.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Significant judgment is employed in determining the fair value each period. In the three and six months ended June 30, 2012, the Company recorded a $0.7 million and $0.8 million in charges, respectively, in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of operations related to the change in fair value of the contingent consideration due to increased revenue levels estimated to be achieved. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

	Amount	Weighted Average Useful Life (in years)
Net tangible assets acquired	$0.6
Customer relationships	9.2	10
Developed technology	0.6	2
Goodwill	9.4

Total allocation of purchase price	$19.8

As part of the purchase price allocation, the Company determined that CS’s separately identifiable intangible assets were its customer relationships and developed technology. The Company used the income approach to value the customer relationships. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate for customer relationships of 13%, based on the estimated weighted average cost of capital, which employs an estimate of the required equity rate of return and after-tax cost of debt.

Goodwill recognized from the transaction results from the acquired workforce, the opportunity to expand our client base and achieve greater long-term growth opportunities than either company had operating alone. All of the recognized goodwill is expected to be deductible for tax purposes.

TransitChek Acquisition

On February 1, 2012, the Company acquired the commuter benefit services business TransitChek, or TC, from TransitCenter, Inc., or TCI, a New York-based not for profit entity that provided commuter benefit services predominantly to small- and medium-sized business, or SMB, employer clients in the New York tri-state area. This acquisition added a new base of transit customers and participant relationships. The aggregate non-contingent portion of the purchase price was $31.1 million of which $30.8 million was paid at closing.

The Company accounted for the acquisition of TC as a purchase of a business under ASC 805. The results of operations for TC have been included in the Company’s financial results since the acquisition. The Company concluded that the acquisition of TC represented a material business combination for the purposes of pro forma financial statement disclosure and therefore, pro forma financial information has been provided herein.

The purchase price included an additional future payment of $0.7 million that was discounted to present value and will be paid over the next four years to a promotional fund in furtherance of TCI’s mission of raising awareness of the benefits of mass transit. The purchase price also included a contingent consideration element that requires the Company to pay an additional amount in July 2012 to the former owners of TCI, based on the achievement of certain revenue levels for the six months following the closing. The Company determined that based on the probability of achievement that the full contingent payment would be payable. The resultant liability of $5.3 million is discounted to present value at 3.25%, to reflect the time value of money. In the three and six months ended June 30, 2012, the Company recorded less than a $0.1 million and $0.1 million in charges, respectively, related to the change in fair value of the contingent consideration as a result of the passage of time, in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of operations. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

As part of the purchase price allocation, the Company determined that TC’s separately identifiable intangible assets were its customer relationships, developed technology, trade names and a favorable lease. The Company used the income approach to value the customer relationships and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate for customer relationships and trade name of 16% and 15%, respectively, based on the estimated weighted average cost of capital, which employs an estimate of the required equity rate of return and after-tax cost of debt.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company used a replacement cost approach to estimate the fair value of developed technology in which estimates of development time and cost per man month are used to calculate total replacement cost. The Company estimated the fair value of the favorable lease terms by discounting the amount by which the stated lease payments differ from current estimated market rates at the acquisition date over the remaining lease term.

Goodwill recognized from the transaction results from the acquired workforce, the opportunity to expand our client base and achieve greater long-term growth opportunities than either company had operating alone. All of the recognized goodwill is expected to be deductible for tax purposes.

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

	Amount	Weighted Average Useful Life (in years)
Net tangible assets acquired	$1.7
Customer relationships	8.8	8.7
Developed technology	4.4	3.0
Trade names	0.9	10.0
Favorable lease	1.1	11.0
Goodwill	20.2

Total allocation of purchase price	$37.1

Net tangible assets acquired in the acquisition of TC primarily related to the following (in millions):

Amount
Cash	$48.3
Restricted cash	0.5
Accounts receivable	0.9
Inventory	3.9
Prepaids and other assets	0.1
Property and equipment	1.4
Customer obligations	(51.0)
Accounts payable and accrued expenses	(2.4)

Total allocation of purchase price	$1.7

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and TC as if the acquisition had occurred at the beginning of fiscal 2011 with pro forma adjustments to give effect to amortization of intangible assets and an increase in interest expense due to financing costs in connection with the acquisition. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal years.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(In thousands, except per share data)

Total revenue	$38,990	$43,777	$79,966	$89,887
Net income attributable to common stockholders	$204	$2,446	$581	$2,662
Net income per share attributable to common stockholders:
Basic	$0.13	$0.17	$0.38	$0.34
Diluted	$0.01	$0.10	$0.04	$0.13

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business will be transitioned to the Company from July 2012 through the end of December 2012. In conjunction with the transition, Aflac and the Company also entered into a separate reseller arrangement pursuant to which Aflac agents will sell the Company’s FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

The timing of the transition of revenue to the Company and the one time conversion payments to Aflac are dependent upon the employer clients executing new agreements, a process controlled by the Company’s new channel partner and the particular employer client. The conversion payments will be calculated as a function of the expected annual revenue for each employer client. These one-time conversion payments will be capitalized and amortized over the expected life of the relationships. The Company will also incur approximately $0.5 million to $0.8 million of one-time transition costs predominately in the third quarter of 2012, which are primarily cost of revenue expenses, in advance of revenue.

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 is as follows (dollars in thousands):

Balance at December 31, 2011	$46,233
Additions	29,589

Balance at June 30, 2012	$75,822

The increase in goodwill is attributed to the acquisitions of CS and TC (see Note 3).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Acquired intangible assets at December 31, 2011 and June 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011			June 30, 2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortized intangible assets:
Client contracts and broker relationships	$26,534	$15,206	$11,328	$44,424	$17,079	$27,345
Trade names	1,020	542	478	2,010	663	1,347
Technology	2,580	2,177	403	7,542	3,104	4,438
Noncompete agreements	2,011	1,665	346	2,011	1,685	326
Favorable lease	—	—	—	1,121	42	1,079

Total	$32,145	$19,590	$12,555	$57,108	$22,573	$34,535

Amortization expense for acquired intangible assets totaled $0.7 million and $1.7 million for the three months ended June 30, 2011 and 2012, respectively. Amortization expense for acquired intangible assets totaled $1.4 million and $3.0 million for the six months ended June 30, 2011 and 2012, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter at June 30, 2012 is as follows (dollars in thousands):

2012	$3,370
2013	5,834
2014	5,288
2015	3,792
2016	3,521
Thereafter	12,730

Total	$34,535

(5)	Accounts Receivable

Accounts receivable at December 31, 2011 and June 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011	June 30, 2012

Trade receivables	$11,128	$12,534
Unpaid amounts for benefit services	4,588	5,689

	15,716	18,223
Less allowance for doubtful accounts	(69)	(197)

Accounts receivable, net	$15,647	$18,026

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)	Property and Equipment

Property and equipment at December 31, 2011 and June 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011	June 30, 2012

Computers and equipment	$8,799	$9,871
Software and development costs	43,922	49,691
Furniture and fixtures	3,046	3,265
Leasehold improvements	6,752	6,964

	$62,519	$69,791

Less accumulated depreciation and amortization	(43,505)	(46,634)

Property and equipment, net	$19,014	$23,157

In the six months ended June 30, 2012, the Company capitalized software development costs of $5.3 million. In the three months ended June 30, 2011 and 2012, the Company amortized $1.5 million and $1.6 million of capitalized software development costs, respectively. In the six months ended June 30, 2011 and 2012, the Company amortized $2.9 million and $3.0 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of operations. At June 30, 2012, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheets was $17.3 million.

Total depreciation expense, including amortization of internal use software, for both the three months ended June 30, 2011 and 2012 was $2.3 million, and for the six months ended June 30, 2011 and 2012 was $4.6 million and $4.5 million, respectively.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and June 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011	June 30, 2012

Accounts payable	$910	$1,543
Payable to benefit providers and transit agencies	6,491	17,121
Accrued payables	5,843	5,288
Accrued compensation and related benefits	6,926	7,651
Other accrued expenses	792	1,726
Deferred revenue	453	2,042

Accounts payable and accrued expenses	$21,415	$35,371

The increase in payable to benefit providers and transit agencies is due to the TransitChek acquisition.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(8)	Debt

Debt consists of borrowings under a Commercial Credit Agreement, or Revolver, with Union Bank, N.A., or UB, under which the Company can borrow an aggregate principal amount up to $50.0 million. As of June 30, 2012, the Company had $44.6 million outstanding under the Revolver with UB and had UB issue a letter of credit for $5.4 million in the first quarter of 2012 related to a contingent payment that will be made in the third quarter of 2012 for the TC acquisition. As collateral for the Revolver, the Company granted UB a security interest in all of the Company’s assets.

Each loan under the Revolver bears interest at a variable rate of the prime rate plus 0.5% or, at our option, an interest rate equal to the LIBOR rate for a period of either one, two, three or six months, if offered by UB, plus 3.0%. The interest rate at June 30, 2012 ranged from 3.47% to 3.79%. The Revolver may only be prepaid upon five business days’ notice to the lender and payment of a prepayment fee to the lender. Such prepayment fee is calculated as the present value of the difference between the return that the lender could obtain if it used the amount of such prepayment of principal to purchase regularly quoted securities issued by the United States at bid price, minus the return the lender would have received had the prepayment not been made. The Revolver has financial covenants including quarterly quick ratio, monthly minimum 3-month EBITDA coverage, and a quarterly cash flow coverage ratio. The Revolver also contains a nonfinancial covenant to provide audited financial statements within 90 days after each year end. To maintain availability of funds under the Revolver, the Company pays a commitment fee on the unused portion of the Revolver. The commitment fee is equal to one quarter of one percent (0.25%) per annum and is recorded as interest expense.

Any borrowing outstanding under the Revolver is due and payable on October 31, 2012. The Company has the option to extend the due date to October 31, 2013 if there are no obligations that compel the Company to repurchase or redeem capital stock or other equity interests, pay non-permitted dividends or other non-permitted capital distributions and if there has not been an event of default. Assuming all such conditions have been met, the Company must provide notice to UB of its desire to extend the due date on or before September 30, 2012. The Company expects to notify UB of its desire to extend the due date to October 13, 2013 and expects to meet all the required conditions in order to extend the due date.

(9)	Warrants

(a) Warrant to Purchase Common Stock

On September 27, 2007, the Company granted ORIX a warrant for 75,000 shares of Common Stock at a purchase price of $8.20 per share in connection with a debt facility that was repaid in December 2009.

The warrant is exercisable, in whole or in part, for a period of seven years through September 26, 2014. The warrant does not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise. This warrant is classified as equity.

(b) Lender Warrant

On May 23, 2005, the Company entered into a Senior Loan and Security Agreement, or Hercules Debt, with Hercules. On September 27, 2007, the Company repaid the loan to Hercules. In connection with the Hercules Debt financing, the Company granted Hercules a warrant to purchase 423,529 shares of Series C Redeemable Preferred Stock at a purchase price of $4.25 per share. The warrant is exercisable, in whole or in part, for a period ending November 2013. Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Lender Warrant became exercisable for 211,764 shares of common stock at a purchase price of $8.50 per share. The Company performed the final re-measurement of the Lender Warrant at the closing date and the Lender Warrant was then reclassified from liability to equity. As the warrant is no longer exercisable into shares of redeemable preferred stock but into shares of common stock which is non-redeemable, the Company will no longer record any mark-to-market changes in the fair value of the warrant in the statements of operations. The fair value of the Lender Warrant at the final re-measurement date was approximately $0.7 million. The Company recorded a mark-to-market gain of $0.4 million for the three and six months ended June 30, 2012. The Company recorded a mark-to-market gain of $0.1 million and a loss of $0.1 million for the three and six months ended June 30, 2011, respectively. This revaluation is included in other income (expense) as separate line item entitled “Gain (loss) on revaluation of warrants.” The warrant does not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

(c) Investor Warrants

On December 28, 2009, in connection with the Company entering into certain convertible note agreements with several existing Preferred Stockholders, the Company granted to the instrument holders warrants, or Investor Warrants, to purchase Series E Preferred Stock (later amended to Series E-1 Preferred Stock).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Investor Warrants became exercisable for 4,366,803 shares of common stock.

(10)	Redeemable and Convertible Preferred Stock

Upon the closing of the IPO in May 2012, all outstanding redeemable and convertible preferred stock was converted into shares of common stock which is non-redeemable as shown below. We performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity. Subsequent to the effective date, we will no longer record accretion of redeemable preferred shares. The convertible preferred stock was converted into shares of common stock at the following contractual conversion ratios:

	Shares Outstanding	Number of shares of Common Stock Received Upon Conversion
Series A	50,000	42,603
Series A-1	1,725,792	2,537,916
Series A-2	998,661	850,923
Series B	14,870,179	7,435,088
Series C	5,882,353	2,941,171
Series D	2,465,514	1,232,659
Series E	5,294,514	2,647,252

As of the closing date of the IPO, no dividends were ever declared or paid.

(11)	Common Stock

(a) Authorized Shares

On May 15, 2012, the certificate of incorporation was amended to authorize the issuance of 1.1 billion shares of capital stock. The total number of shares of common stock authorized was 1.0 billion shares.

(b) Initial Public Offering

On May 15, 2012, the Company closed its IPO. In connection with the IPO, the Company sold 7,475,000 shares of common stock to the public at a price of $9.00 per share, which included 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. The Company received aggregate proceeds of $62.6 million from the initial public offering and the underwriters’ overallotment option, net of underwriters’ discounts and commissions.

Additionally, we incurred aggregate offering costs of $5.5 million related to the IPO. The aggregate proceeds from the IPO have been recorded in stockholders’ equity, net of the offering costs, which have been reclassified from prepaid expenses and other current assets and offset against additional paid-in capital.

Upon the closing of the Company’s IPO, our certificate of incorporation, bylaws and stockholder agreement between the Company and VantagePoint, provide for a number of board of director, stockholder and related governance matters. Funds affiliated with VantagePoint, own approximately 50.8% of our outstanding common stock at June 30, 2012.

The following actions by the Company will require the approval of VantagePoint for so long as VantagePoint owns at least 25% or more of the Company’s outstanding shares of common stock: (i) any amendment of our bylaws; (ii) the issuance of any securities with economic rights senior to our common stock or with voting rights different than our common stock, subject to certain exceptions; (iii) the incurrence or guarantee of any debt in excess of $20.0 million; (iv) the issuance of equity or debt, or any securities convertible into equity or debt, for consideration in excess of 12.5% of our market capitalization (as determined by the average trading price of

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

our common stock over the 30 trading days prior to approval by our board of directors of such issuance); (v) the acquisition or disposition of stock or assets, including through a license or lease, for consideration in excess of 12.5% of our market capitalization (as determined by the average trading price of our common stock over the 30 trading days prior to approval by our board of directors of such transaction); (vi) the adoption of a stockholder rights plan; (vii) the approval of any “golden parachute” or other compensatory plan contingent upon a change in control of us for any of our executive officers valued in excess of $1.0 million for an individual officer or $5.0 million for a group of officers, at the time such compensatory arrangement is adopted; and (viii) any change in the number of authorized directors.

Amendments or modifications of our certificate of incorporation and bylaws relating to VantagePoint’s rights can occur only with the approval of VantagePoint. VantagePoint and its representatives will have access to our books and records, subject to customary confidentiality and non-disclosure provisions and so long as VantagePoint owns more than 30% of our outstanding voting stock, a special meeting of our stockholders may be called by either VantagePoint or any two members of our board of directors, whether or not VantagePoint designees. So long as VantagePoint owns at least 40% of our outstanding voting stock, our stockholders may act by written consent to change the number of authorized directors, remove a director without cause or fill a vacancy on our board of directors.

VantagePoint will have the right to designate (and remove or replace) three members of our board of directors if VantagePoint owns at least 50% or more of our outstanding shares. VantagePoint will continue to have a right to designate (and remove or replace) two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares and will have a right to designate (and remove or replace) one member of our board of directors if VantagePoint owns between 10% and 20% of our outstanding shares. VantagePoint shall also have the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors so long as it continues to hold at least 10% of our outstanding shares.

(12)	Employee Benefit Plans

(a) Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

Stock-based compensation is classified in the consolidated statement of operations in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statement of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Cost of revenue	$59	$104	$123	$151
Technology and development	67	79	134	137
Sales and marketing	104	136	213	224
General and administrative	345	796	729	1,162

Total	$575	$1,115	$1,199	$1,674

As of June 30, 2012, there was $6.2 million of total unrecognized compensation cost related to nonvested stock-based employee compensation arrangements that is expected to vest. The cost is expected to be recognized over a weighted average period of approximate 3.64 years.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Stock options granted (in thousands)	32	79	138	871

Weighted average fair value at date of grant	$6.42	$5.46	$6.09	$5.35

Stock option activity for the six months ended June 30, 2012 is as follows (shares in thousands):

	Shares	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
December 31, 2011	4,540	$7.29	6.62	$10,888
Granted	871	9.69
Exercised	(8)	1.00
Forfeited	(160)	7.86

Outstanding as of June 30, 2012	5,243	$7.68	6.72	$38,665

Vested and expected to vest at June 30, 2012	4,451	$7.62	6.31	$29,845
Exercisable at June 30, 2012	4,196	$7.32	6.07	$28,690

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Fair value of underlying stock per share	$12.10	$10.66	$10.98 - 12.10	$9.59 - 10.66
Expected volatility	54.72 - 54.77%	54.63 - 54.75%	54.72 - 56.09%	54.63 - 56.14%
Risk-free interest rate	2.18 - 2.23%	0.95 - 0.98%	2.18 - 2.72%	0.94 - 1.74%
Expected term	5.90 - 6.07 years	5.94 - 6.08 years	5.47 - 6.08 years	5.27 - 8.50 years
Dividend yield	— %	— %	— %	— %

The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of peer publicly traded companies. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected life. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on Common Stock. The Company uses the “simplified” method to estimate expected term as determined under SAB 107 due to the lack of option exercises exercise history as a public company.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it is reduced for estimated prevest forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, ASC 718 requires that compensation cost recognized at any date must be at least equal to the amount attributable to options that are vested at that date. The Company calculates a true-up of its compensation costs to the vested amounts on a quarterly basis. Prevesting forfeitures are estimated based on weighted average historical forfeiture rates. Under the provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

(c) Employee Stock Purchase Plan

Concurrent with the closing of our IPO in May 2012, the Company established the 2012 Employee Stock Purchase Plan (ESPP) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The Company’s executive officers and all of its other employees will be allowed to participate in the ESPP. A total of 500,000 shares of the Company’s common stock will be made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2012 fiscal year, equal to the least of:

•	500,000 shares of common stock;

•	1% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or

•	such other amount as may be determined by the board.

Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP has four consecutive offering periods of approximately three months in length during the year and the purchase price of the shares will be 85% of the lower of the fair value of our common stock on the first trading day of the offering period or on the last day of the offering period.

(13)	Income Taxes

The income tax provision for the three months ended June 30, 2011 and 2012 was $0.3 million and $1.6 million, respectively, and the income tax provision for the six months ended June 30, 2011 and 2012 was $0.4 million and $3.0 million, respectively. The change is primarily due to having no valuation allowance as of June 30, 2012 compared to having a full valuation allowance as of June 30, 2011. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The tax provision for the three months and six months ended June 30, 2012 includes a discrete deferred tax benefit of $0.5 million related to the increase of federal income tax rate from 34% to 35% due to an increase in estimated taxable future earnings.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there is no income tax examination going on in the jurisdictions where the Company operates.

As of June 30, 2012, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(14)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2015. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of June 30, 2012
2012	$2,673
2013	4,659
2014	3,907
2015	2,898
2016	1,558
Thereafter	9,503

Total minimum lease payments	$25,198

Rent expense in the three months ended June 30, 2011 and 2012 was $0.8 million and $1.1 million, respectively, and $1.6 million and $2.3 million for the six months ended June 30, 2011 and 2012, respectively.

(b) Legal Matters

The Company is involved from time to time in claims that arise in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our IPO Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on May 10, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview

We are a leading on-demand provider of tax-advantaged programs for consumer-directed health, commuter and other employee spending account benefits, or CDBs, in the United States. We administer and operate a broad array of CDBs, including spending account management programs such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, and commuter benefits, such as transit and parking programs.

We deliver our CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device including computers, smart phones and other mobile devices, such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

Our CDB programs enable employees and their families to save money by using pre-tax dollars to pay for certain of their healthcare and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, even after factoring in our fees. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

These employee contributions result in savings to both employees and employers. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,400 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $490 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $64 per participant per year, even after the payment of our fees.

Under our HRA programs, employer clients provide their employee participants with a specified amount of available reimbursement funds to help their employee participants defray out-of-pocket medical expenses such as deductibles, co-insurance and co-payments. All amounts paid by the employer into HRAs are deductible by the employer as an ordinary business expense and are tax-free to the employee.

We market and sell our CDB programs through multiple channels, including direct sales to large enterprises, direct sales and through brokers to SMBs, and direct sales to industry purchasing and affiliate groups. Our enterprise sales force targets Fortune 1000 companies and generates new large account relationships through employer prospecting, consultant relationships and strategic partnerships. Our SMB distribution channel complements our enterprise sales channel. It consists of third-party advisors and institutional brokers that sell our CDB programs along with their own complementary products to SMBs. We also sell our services through group purchasing organizations of industry-specific employers with which we negotiate a standard service contract that covers their member entities. Our sales cycle ranges from two months for SMBs to six to nine months for our large institutional clients.

Our CDB agreements with our larger employer clients, which we refer to as enterprise clients, are typically for three-year terms and provide for monthly fees based on the number of employee participants enrolled in our programs. We price our services based on the estimated number and types of claims, whether payment processing and client support activities will be provided within or outside of the United States, the estimated number of calls to our customer support center and any specific client requirements. Almost all of the healthcare benefit plans we service on behalf of our enterprise clients are subject to contractual minimum monthly billing amounts. Generally, such minimum billing amounts are subject to upward revision on a monthly basis as our employer clients hire new employees who elect to participate in our programs, but generally are not subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. For our SMB clients, our agreements are typically for one year and the monthly fee remains constant for the year unless there is a 10% or greater increase in the number of employee participants in which case it is subject to upward revision.

Benefit plan years customarily run concurrently with the calendar year and have an open enrollment period that typically occurs at benefit plan year-end during the fourth quarter of the calendar year. Most of our healthcare CDB agreements are executed in the last quarter of the calendar year. Because the signing of our contract often coincides with open enrollment, employer clients are able to offer our CDB programs to their employees during open enrollment for the upcoming benefit year. As a result of this timing, we are able to obtain significant visibility into our healthcare-related revenue early on in each plan year because healthcare benefit plans are administered on an annual basis, contractual revenue is based on the number of participants enrolled in our CDB programs on a per month basis and the minimum number of enrolled participants for the plan year is usually established at the close of the open enrollment period. In contrast to healthcare CDB programs, enrollment in commuter programs occurs on a monthly basis. Therefore, there is less visibility and some variability in commuter revenue from month-to-month, particularly during the summer vacation period when employee participants are less likely to participate in commuter programs for those months.

We offer prepaid debit cards for use in conjunction with almost all of the plans that we administer. These prepaid debit cards are offered in coordination with commercial banks and card associations. We receive interchange fees from employee participants’ prepaid debit card transactions, which are calculated as a percentage of the expenses transacted on each card. These interchange fees are exempt from the Durbin Amendment since there is an exception for general purpose reloadable cards and some of such cards also fall outside the definitions that establish the scope of coverage. In addition to interchange fees, we also derive revenue through our wholesale card program from fees we charge to assist third party administrators, or TPAs, in issuing our prepaid debit cards to their employee participant groups and in selling their administrative services utilizing our prepaid debit cards to new employee participants. We have historically experienced seasonality in healthcare interchange revenue, which is typically the highest during the first quarter of the year because participants are either using their newly available balances for the current plan year or spending any remaining funds available from the prior plan year during the prior plan year’s grace period. A grace period is generally established by employer clients as January 1 through March 15 of the succeeding plan year and is the period during which employee participants can access funds from the prior plan year’s FSA account. Healthcare interchange revenue generally declines through the second and third quarters and is subject to a small increase in December as some employee participants strive to use their remaining account balances before the end of the plan year.

We also offer transit passes from various transit agencies, which we purchase on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue.

Our cost of revenues typically varies with our revenue and is, therefore, impacted by the seasonality of our business. We incur higher expenses in the first quarter associated with increased headcount in the form of temporary workers, consultants and other outsourced services that are required to cover the increased call volume and activity associated with the commencement of the new plan year. The need for these resources diminishes in the second and third quarters, but increases again in the fourth quarter when we provide services to our employer clients during their open enrollment periods.

At the beginning of a plan year, most of our enterprise clients provide us with prefunds for their FSA programs based on a percentage of projected elections by the employee participants for the plan year ahead. This prefunding activity covers our estimate of approximately one week of spending on behalf of the employer client’s employee participants. During the plan year, we process employee participants’ FSA claims as they are submitted and typically seek reimbursement from our employer clients within one week after settling the claim. Employer clients generally set a time after the close of a plan year when employee participants in FSA programs are allowed to continue submitting claims for the preceding plan year, which we refer to as a run-out period. At the end of the plan year and following the grace period and run-out period, as applicable, we reconcile all claims paid against the FSA prefund and return any unused funds to the employer. Prior to that point we will have already received an entirely new FSA prefund from a continuing employer client for the new plan year.

Our growth strategy includes acquiring and integrating smaller TPAs to expand our employer client base. We refer to these acquisitions as portfolio purchases.

Consistent with this acquisition strategy, we have made five portfolio purchases since 2007, which include MHM in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company, or FBM, in November 2010, and the assets of The Choice Care Card, LLC, also known as Choice Strategies, or CS, in January 2012. In addition, we completed one acquisition, in which we acquired the operating assets of TransitCenter, Inc. (a business we refer to as TransitChek or TC) in February 2012. These portfolio purchases have enabled us to expand our employer client base, particularly in the SMB and public sector markets, and provided an opportunity to cross-sell additional CDB services to our newly acquired employer clients. The purchases of CB and PBS increased our COBRA service offerings, and the purchase of the FBM portfolio expanded our service capabilities to public sector clients. Our model for these portfolio purchases generally involves a payment at closing of the transaction and contingent payments based on achievement of revenue growth targets. Portfolio purchases may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues in the short term as we migrate acquired clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase and we intend to continue executing our focused strategy of portfolio purchases to broaden our employer client base. The acquisition of TC enabled us to further expand our commuter tax-advantaged benefit offerings in the SMB market with products tailored to SMB needs. We believe this acquisition will help solidify our position as a leading provider of commuter-related CDBs.

We monitor our operating results and take steps to improve, redirect and consolidate our operations. In the first quarter of 2012, we closed our Troy, Michigan facility and consolidated redundant activities within our operations, which resulted in the elimination of certain personnel. The expenses related to these actions were approximately $0.5 million.

Aflac Channel Partner Arrangement

In April 2012, we entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business will be transitioned to us from July 2012 through the end of December 2012. In conjunction with the transition, Aflac and we also entered into a separate reseller arrangement pursuant to which Aflac agents will sell our FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

The timing of the transition of revenue to us and the one time conversion payments to Aflac are dependent upon the employer clients executing new agreements, a process controlled by our new channel partner and the particular employer client. The conversion payments will be calculated as a function of the expected annual revenue for each employer client. These one-time conversion payments will be capitalized and amortized over the expected life of the relationships. We will also incur approximately $0.5 million to $0.8 million of one-time transition costs predominantly in the third quarter of 2012, which are primarily cost of revenue expenses, in advance of revenue.

Initial Public Offering

On May 15, 2012, we closed our initial public offering (IPO). The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective by the SEC on May 9, 2012 (the Effective Date). In connection with the IPO we sold 7,475,000 shares of common stock to the public at a price of $9.00 per share, which included 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. We received aggregate proceeds of $62.6 million from the initial public offering and the underwriters’ overallotment option, net of underwriters’ discounts and commissions.

Key Components of Our Results of Operations

Revenue

We generate revenue from three major sources: healthcare solutions, commuter solutions and other services.

Healthcare Revenue

We derive our healthcare revenue from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ healthcare FSA, dependent care FSA, HRA and HSA tax-advantaged accounts. Our fee is generally fixed for the duration of the written agreement with our employer client, which is typically three years for our enterprise clients and one year for our SMB clients. These fees are paid to us on a monthly basis by our employer clients, and the related services are made available to employee participants pursuant to written agreements between us and each employer client. Almost all of the healthcare benefit plans we service on behalf of our enterprise employer clients are subject to contractual minimum monthly billing amounts. Generally, such minimum billing amounts are subject to upward revision on a monthly basis as our employer clients hire new employees who elect to participate in our programs, but generally are not subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. For SMB employer clients, the monthly fee remains constant for the plan year unless there is a 10% or greater increase in the number of employee participants in which case it is subject to upward revision. Revenue is recognized monthly as services are rendered under our written service agreements.

We also earn interchange revenue from debit cards used by employee participants in connection with all of our healthcare programs and through our wholesale card program, which we recognize monthly based on reports received from third parties.

Commuter Revenue

We derive our commuter revenue from monthly service fees paid by our employer clients, interchange revenue that we receive from debit cards used by employee participants in connection with our commuter solutions and revenue from the sale of transit passes used in our commuter solutions. Our fees from employer clients are normally paid monthly in arrears based on the number of employee participants enrolled for the month. Most agreements have volume tiers that adjust the per participant price based upon the number of participants enrolled during that month. Revenue is recognized monthly as services are rendered under these written service agreements. We earn interchange revenue from the debit cards used by employee participants in connection with our commuter programs, which we recognize monthly based on reports received from third parties. We also receive commissions from transit passes, which we purchase from various transit agencies on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Revenue from our TC operations is derived from two programs that are similar in size: Basic and Premium. Revenue from the Basic program is based on a percentage of the face value of the transit and parking passes ordered by employer clients and revenue from the Premium program is derived from monthly service fees paid by employer clients. In addition, revenue is recognized on our estimate of passes that will expire unused over the estimated useful life of the passes, as the amounts paid for these passes are nonrefundable to both the employer client and the employee participant.

Other Revenue

We derive other revenue primarily from our provision of COBRA administration services to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs. Our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies. Other services also include enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. Other services revenue is recognized as services are rendered under our written service agreements.

Costs and Expenses

Cost of Revenues (excluding the amortization of internal use software)

Cost of revenues includes the costs of providing services to our employer clients’ employee participants.

The primary component of cost of revenues is personnel and the expenses related to our claims processing, product support and customer service personnel. Cost of revenues includes outsourced and temporary help costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes and employee participant communications costs.

Cost of revenues also includes the losses or gains associated with processing our large volume of transactions, which we refer to as “net processing losses or gains.” In the normal course of our business, we make administrative and processing errors that we cannot bill to our employer clients. For example, we may over-reimburse employee participants for claims they submit or incur the cost of replacing commuter passes that are not received by employee participants. Upon identifying such an error, we record the expense as a processing loss. In certain circumstances, we experience recoveries with respect to these amounts which are recorded as processing gains.

Cost of revenues does not include amortization of internal use software, which is included in amortization, or the cost of operating on-demand technology infrastructure, which is included in technology and development expenses.

Technology and Development

Technology and development expenses include personnel and related expenses for our technology operations and development personnel as well as outsourced programming services, the costs of operating our on-demand technology infrastructure, depreciation of equipment and software licensing expenses. During the planning and post-implementation phases of development, we expense, as incurred, all internal use software and website development expenses associated with our proprietary scalable delivery model. During the development phase, costs incurred for internal use software are capitalized and subsequently amortized once the software is available for its intended use. See “Amortization and Change in Contingent Consideration” below. Expenses associated with the platform content or the repair or maintenance of the existing platforms are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force, as well as communication, promotional, public relations and other marketing expenses.

General and Administration

General and administration expenses include personnel and related expenses of and professional fees incurred by our executive, finance, legal, human resources and facilities departments.

Amortization and Change in Contingent Consideration

Amortization and change in contingent consideration expense includes amortization of internal use software, amortization of acquired intangible assets and changes in contingent consideration in connection with portfolio purchases and acquisitions.

We capitalize internal use software and website development costs incurred during the development phase and we amortize these costs over the technology’s estimated useful life, which is generally four years. These capitalized costs include personnel costs and fees for outsourced programming and consulting services.

We also amortize acquired intangible assets consisting primarily of employer client agreements and relationships and broker relationships. Employer client agreements and relationships and broker relationships are amortized on a straight-line basis over an average estimated life that ranges from one to eleven years.

We measure acquired contingent consideration payable each reporting period at fair value and recognize changes in fair value in our consolidated statement of operations each period, until the final amount payable is determined. Increases or decreases in the fair value of the contingent consideration payable can result from changes in revenue forecasts and risk and probability assumptions. Significant judgment is employed in determining the appropriateness of these assumptions in each period.

Other Income (Expense)

Other income (expense) primarily consists of (i) interest income; (ii) interest expense; and (iii) gain (loss) on revaluation of warrants.

Gain (Loss) on Revaluation of Warrants

We account for freestanding warrants that are exercisable into shares of potentially redeemable preferred stock as liabilities by marking-to-market those warrants at each reporting period from the warrant issuance date until their exercise date or expiration. The changes resulting from marking-to-market are presented in our consolidated statements of operations as gain (loss) on revaluation of warrants. Upon the automatic conversion of our preferred stock into common stock in connection with the closing of our IPO in May 2012, the warrants became exercisable for shares of common stock. As the warrant is no longer exercisable into share of redeemable preferred stock, we will no longer record any mark-to-market changes in the fair value of the warrant in the statements of operations.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of June 30, 2012, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, our provision for income taxes could be materially affected.

Accretion of Redemption Premium

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the completion of our IPO in May 2012, the redeemable preferred shares converted to common shares that are not redeemable. We performed the final re-measurement of the redeemable preferred stock at the effective date and the preferred stock was then reclassified from the mezzanine to equity. Subsequent to the effective date, we will no longer record accretion of redeemable preferred shares.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 10, 2012.

Results of Operations

The following table sets forth our results of operations for the specified periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Consolidated Statements of Operations Data:	(in thousands)
	(unaudited)		(unaudited)
Revenue:
Healthcare	$22,854	$27,615	$47,079	$56,845
Commuter	8,382	13,220	16,589	25,212
Other	2,625	2,942	5,517	6,030

Total revenue	33,861	43,777	69,185	88,087

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	13,244	15,620	28,610	32,677
Technology and development	3,447	4,622	6,939	8,962
Sales and marketing	5,209	7,267	10,458	14,476
General and administrative	5,104	7,325	10,466	14,803
Amortization and change in contingent consideration	2,682	4,094	5,175	8,532

Total operating expenses	29,686	38,928	61,648	79,450

Income from operations	4,175	4,849	7,537	8,637
Other income (expense):
Interest income	9	9	20	19
Interest expense	(111)	(452)	(197)	(857)
Gain (loss) on revaluation of warrants	51	407	(59)	381
Other income	—	12	—	27

Income before income taxes	4,124	4,825	7,301	8,207
Income tax provision	(253)	(1,601)	(401)	(2,973)

Net income	3,871	3,224	6,900	5,234
Accretion of redemption premium expense	(2,924)	(778)	(5,692)	(2,301)

Net income attributable to common stockholders	$947	$2,446	$1,208	$2,933

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Revenue:
Healthcare	67%	63%	68%	64%
Commuter	25%	30%	24%	29%
Other	8%	7%	8%	7%

Total revenue	100%	100%	100%	100%

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	39%	36%	41%	37%
Technology and development	10%	10%	10%	10%
Sales and marketing	16%	17%	15%	16%
General and administrative	15%	17%	15%	17%
Amortization and change in contingent consideration	8%	9%	8%	10%

Total operating expenses	88%	89%	89%	90%

Income from operations	12%	11%	11%	10%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	0%	(1%)	0%	(1%)
Gain (loss) on revaluation of warrants	0%	1%	0%	0%
Other income	0%	0%	0%	0%

Income before income taxes	12%	11%	11%	9%
Income tax provision	(1%)	(4%)	(1%)	(3%)

Net income	11%	7%	10%	6%
Accretion of redemption premium expense	(8%)	(2%)	(8%)	(3%)

Net income attributable to common stockholders	3%	5%	2%	3%

Comparison of the Three and Six Months Ended June 30, 2011 and 2012

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change from prior year	2011	2012	Change from prior year
	(in thousands, unaudited)			(in thousands, unaudited)
Revenue:
Healthcare	$22,854	$27,615	21%	$47,079	$56,845	21%
Commuter	8,382	13,220	58%	16,589	25,212	52%
Other	2,625	2,942	12%	5,517	6,030	9%

Total revenue	$33,861	$43,777	29%	$69,185	$88,087	27%

Healthcare Revenue

The $4.8 million increase in healthcare revenue from the second quarter of 2012 as compared to the second quarter of 2011 was primarily driven by the inclusion of $3.1 million in post-purchase revenue for Choice Strategies, or CS, which was acquired in January 2012, and increases in interchange fees of $0.4 million due to increased debit card usage as well as an increase in the number of debit cards issued. The growth in healthcare revenue was further driven by a $1.3 million increase in FSA and HRA revenue due to an increase in employee participation in our programs in the second quarter of 2012 as compared to the second quarter of 2011.

The $9.8 million increase in healthcare revenue for the first six months of 2012 as compared to the first six months of 2011 was primarily driven by the inclusion of $6.1 million in post-purchase revenues for CS and increases in interchange fees of $1.4 million due to increased debit card usage as well as an increase in the number of debit cards issued. The growth in healthcare revenue was further driven by a $2.5 million increase in FSA and HRA revenue for the same reasons discussed above with respect to the second quarter of 2012.

Commuter Revenue

The $4.8 million increase in commuter revenue for the second quarter of 2012 as compared to the second quarter of 2011 was primarily driven by the inclusion of $4.8 million in post-purchase revenue for TransitChek, or TC, which was acquired in February 2012.

The $8.6 million increase in commuter revenue for the first six months of 2012 as compared to the first six months of 2011 was primarily driven by the inclusion of $8.1 million in post-purchase revenue for TC. Excluding TC, commuter revenue increased by $0.2 million, driven primarily by increased interchange revenue as a result of increased prepaid debit card usage.

Other Revenue

The $0.3 million increase in other revenue for the second quarter of 2012 as compared to the second quarter of 2011 was primarily driven by a $0.2 million increase of COBRA revenue.

The $0.5 million increase in other revenue for the first six months of 2012 as compared to the first six months of 2011 was primarily driven by a $0.5 million increase in COBRA revenue and direct billing services.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change from prior year	2011	2012	Change from prior year
	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$13,244	$15,620	18%	$28,610	$32,677	14%
Percent of revenue	39%	36%		41%	37%

The $2.4 million increase in cost of revenues for the second quarter of 2012 as compared to the second quarter of 2011 was primarily due to the inclusion of approximately $2.4 million in post-purchase expenses for CS and TC. In the second quarter of 2011, outsourced services expense was decreased by savings that were recognized from a negotiated reduction in rates with a third-party vendor. The saving that were recognized in the second quarter of 2011, also included saving related to the first quarter of 2011 as a result of the completion of the re-negotiation of the service agreement effective January 1, 2011. When compared to the second quarter of 2012, this amounts to a $0.4 million increase in outsourced services expense. The increase in outsourced services expense was further driven by MHM commencing to outsource claims in the latter part of the second quarter of 2011 and therefore only reflecting a partial quarter of expenses, while the second quarter of 2012 reflects a full quarter of outsourced services expense related to MHM claims processing. Increases in cost of revenues were offset in part by decreases in salaries and personnel-related costs of $0.4 million primarily as a result of the integration of PBS and FBM. The cost of revenues decreased as a percentage of revenue from the second quarter of 2012 as compared to the second quarter of 2011 by 3%, and is primarily due to the TC acquisition that added to our commuter revenue, which has lower direct expenses relative to healthcare revenue because of the claims processing required by our services that generate healthcare revenue. Our company-wide cost saving efforts also contributed to the decrease in cost of revenue as a percentage of revenue decreasing.

The $4.1 million increase in cost of revenues for the first six months of 2012 as compared to the first six months of 2011 was primarily driven by the inclusion of approximately $4.4 million in post-purchase expenses for CS and TC, and an increase of $0.4 million in net processing losses. These increases were offset in part by decreases in salaries and personnel-related costs of $0.6 million primarily as a result of the integration of PBS and FBM. The cost of revenues decreased as a percentage of revenue from the first six months of 2012 as compared to the first six months of 2011 by 4%, and is primarily due to the TC acquisition as noted above for the second quarter of 2012 as compared to the second quarter of 2011. Our company-wide cost saving efforts also contributed to the decrease in cost of revenue as a percentage of revenue decreasing.

As we continue to scale our operations, we expect our cost of revenues to increase in absolute dollars to support increased employer client and employee participant levels. Cost of revenues will continue to be affected by our portfolio purchases, acquisitions and channel partner arrangements. Prior to migrating to our proprietary technology platforms, these new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which typically occurs over the 12- to 24-month period following closing of the portfolio purchase or acquisition.

Technology and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change from prior year	2011	2012	Change from prior year
	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$3,447	$4,622	34%	$6,939	$8,962	29%
Percent of revenue	10%	10%		10%	10%

The $1.2 million increase in technology and development expenses for the second quarter of 2012 as compared to the second quarter of 2011 was primarily driven by the inclusion of approximately $1.0 million in post-purchase expenses for CS and TC. Excluding CS and TC, temporary help, consulting services, salaries and personnel-related costs increased by $0.9 million due to continued investment in improving the functionality of our platform and mobile features, though these costs were offset by an increase in expenditures qualifying for capitalization of $0.9 million.

The $2.0 million increase in technology and development expenses for the first six months of 2012 as compared to the first six months of 2011 was primarily driven by the inclusion of approximately $1.8 million in post-purchase expenses for CS and TC. Excluding CS and TC, temporary help, consulting services, salaries and personnel-related costs increased by $2.1 million due to continued investment in improving the functionality of our platform and mobile features, though these costs were mostly offset by an increase in expenditures qualifying for capitalization of $1.8 million.

We intend to continue to enhance the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development, our CS portfolio purchase and our TC acquisition, we expect our technology and development expenses to increase in absolute dollars in future periods. The timing of development and enhancement projects, including whether they are in phases where costs are capitalized or expensed, will significantly affect our technology and development expense both in absolute dollars and as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change from prior year	2011	2012	Change from prior year
	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$5,209	$7,267	40%	$10,458	$14,476	38%
Percent of revenue	16%	17%		15%	16%

The $2.1 million increase in sales and marketing expense for the second quarter of 2012 as compared to the second quarter of 2011 was primarily driven by the inclusion of approximately $1.8 million in post-purchase expenses for CS and TC.

The $4.0 million increase in sales and marketing expense for the first six months of 2012 as compared to the first six months of 2011 was primarily due to the acquisition of CS and TC, which increased sales and marketing expense by $3.2 million. Excluding CS and TC, sales and marketing expense also increased by $0.5 million associated with a sales program to increase market awareness for our commuter program.

Sales and marketing expense as a percentage of revenue increased for both the second quarter and first six months of 2012 as compared to the second quarter and first six months of 2011 by 1%. These increases were primarily due to our TC acquisition and CS portfolio purchase having higher relative sales and marketing expenses as a percentage of revenue.

We intend to continue to invest in sales, client services and marketing by hiring additional direct sales personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in absolute dollars and as a percentage of revenue in future periods.

General and Administration

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change from prior year	2011	2012	Change from prior year
	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$5,104	$7,325	44%	$10,466	$14,803	41%
Percent of revenue	15%	17%		15%	17%

The $2.2 million increase in general and administration expenses for the second quarter of 2012 as compared to the second quarter of 2011, was primarily due to the inclusion of approximately $1.3 million in post-purchase expenses for CS and TC. General and administrative expenses also increased by $0.3 million due to additional stock-based compensation expense incurred during the second quarter of 2012 as a result of the vesting of performance-based option grants at the closing of our IPO, and $0.2 million due to increased professional services expenses, primarily related to continued efforts to enhance our control environment to meet the requirements of being a public company. The remaining increase in general and administrative expenses is primarily driven by increased allocation of facilities costs to general and administrative departments as a result of increased headcount, when compared to the same period a year ago.

The $4.3 million increase in general and administration expenses for the first six months of 2012 as compared to the first six months of 2011 was primarily due to the inclusion of approximately $2.6 million in post-purchase expenses for CS and TC. General and administrative expenses increased by $0.9 million due to increased professional and consulting expenses and salaries and personnel-related costs, related to continued efforts to enhance our control environment and to meet other requirements of being a public company. General and administrative expenses also increased by $0.3 million due to additional stock-based compensation expense incurred during the second quarter of 2012 as a result of the vesting of performance-based option grants at the closing of our IPO. The remaining increase in general and administrative expenses is primarily driven by increased allocation of facilities costs to general and administrative departments as a result of increased headcount, when compared to the same period a year ago.

General and administrative expenses as a percentage of revenue increased for both the second quarter and first six months of 2012 as compared to the second quarter and first six months of 2011 by 2%. These increases were driven by our TC acquisition and CS portfolio purchase having higher relative general and administrative expenses as a percentage of revenue.

We expect our general and administrative expenses to continue to increase in absolute dollars and as a percentage of revenue in future periods due to expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	Change from prior year	2011	2012	Change from prior year
	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$2,682	$4,094	53%	$5,175	$8,532	65%

The $1.4 million increase in amortization and change in contingent consideration for the second quarter of 2012 as compared to the second quarter of 2011 reflects $1.0 million of additional amortization of acquired intangible assets primarily driven by the CS portfolio purchase and TC acquisition as well as $0.8 million of additional contingent consideration expenses related to our CS portfolio purchase, due to greater than anticipated revenue growth, partly offset by a reduction in contingent consideration expenses related to FBM and PBS portfolio purchases of $0.5 million.

The $3.4 million increase in amortization and change in contingent consideration for the first six months of 2012 as compared to the first six months of 2011 reflects a $1.6 million increase in amortization of acquired intangible assets primarily driven by the CS portfolio purchase and TC acquisition, as well as $0.9 million and $0.8 million of additional contingent consideration expenses related to our PBS and CS portfolio purchases, respectively, due to greater than anticipated revenue growth.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Interest income	$9	$9	$20	$19

Interest expense	(111)	(452)	(197)	(857)
Other income	—	12	—	27

The increase in interest expense for both the second quarter and first six months of 2012 as compared to the second quarter and first six months of 2011 was due to the increase in the amount borrowed under our credit facility with Union Bank, N.A. in 2012 to finance the TC acquisition.

Revaluation of Warrants

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Gain (loss) on revaluation of warrants	$51	$407	$(59)	$381

The mark-to-market adjustment related to our outstanding warrant for Series C redeemable preferred stock was a $0.4 million gain for the second quarter of 2012 and the first six months of 2012. Upon the closing of our IPO in May 2012 and the automatic conversion of the outstanding shares of our preferred stock into shares of common stock, the warrant for Series C redeemable preferred stock became exercisable for shares of common stock. We performed the final re-measurement of the warrant for Series C redeemable preferred stock at the closing date and the warrant was then reclassified from liability to equity. Subsequent to the closing date, we will no longer record any mark-to-market changes in the fair value of these warrants in the statement of operations.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Income taxes provision	$(253)	$(1,601)	$(401)	$(2,973)

Our provision for income taxes increased from $0.3 million for the second quarter of 2011 to $1.6 million for the second quarter of 2012 and $0.4 million for the first six months of 2011 to $3.0 million for the first six months of 2012, due to a projected annual effective tax rate increase from 2.9% to 41.1% as a result of the release of our $25.9 million valuation allowance in the fourth quarter of 2011. The tax provision for the three months and six months ended June 30, 2012 includes a discrete deferred tax benefit of $0.5 million related to the increase of federal income tax rate from 34% to 35% due to an increase in estimated taxable future earnings.

Accretion of Redemption Premium

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Accretion of redemption premium expense	$(2,924)	$(778)	$(5,692)	$(2,301)

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the closing date of our IPO in May 2012, all outstanding redeemable preferred shares were converted into shares of common stock which is non-redeemable. We performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity. Subsequent to the effective date, we will no longer record accretion of redeemable preferred shares.

Liquidity and Capital Resources

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $261.3 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our IPO in May 2012, we received aggregate proceeds of $62.6 million which included the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions but before deducting offering costs of $5.5 million. Prior to our IPO, our operations had been financed primarily through cash flows from operating activities, the sale of convertible preferred stock and short and long-term borrowings.

We believe that our existing cash and cash equivalents, expected cash flow from operations, and net proceeds from our IPO will be sufficient to meet our operating and capital requirements, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based not only on receipt of the proceeds from our IPO but also on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

Prefunds

Under our contracts with the vast majority of our enterprise employer clients, we receive prefunds that have been and are expected to continue to be a significant source of cash flows from operating activities. Each prefund is reflected in cash and cash equivalents on our balance sheet with an equivalent customer obligation recorded as a liability as the prefund is received. Changes in these prefunds and corresponding customer obligations are reflected in our cash flows from operating activities. The substantial majority of our SMB employer clients deposit funds into a separate custodial account, and those funds are neither a source of cash flows from operating activities nor reflected on our balance sheet. These SMB employer clients are responsible for maintaining an adequate balance in those custodial accounts to cover their employee participants’ claims. We only pay SMB employee participant claims from amounts in the custodial accounts.

The operation of these prefunds for our enterprise employer clients throughout the year typically is as follows: at the beginning of a plan year, these employer clients provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished on a weekly basis by our FSA and HRA employer clients and on a monthly basis by our commuter employer clients, in each case, after we have advanced the funds necessary to process employee participants’ FSA and HRA claims as they are submitted to us and to pay vendors relating to our commuter programs. As a result, our cash balances can vary significantly depending upon the timing of invoicing of, and payment by, our employer clients of reimbursement for payments we have made on behalf of employee participants. This prefunding activity covers our estimate of approximately one week of spending on behalf of the employer client’s employee participants. We do not require a prefund to administer any of our HSA programs because employee participants in these programs only have access to funds they have previously contributed.

By way of example, a new FSA enterprise employer client with a plan year starting January 1 will typically provide between 4-6% of the projected annual election for its employee participants as a prefund. In this example, we would typically receive this prefunding in late December. Once the new plan year starts, the employee participants can immediately access all elected funds of their FSA benefit even before any payroll deductions have commenced. This access to funds differs from our HSA programs where available funds are added to employee participants’ accounts only as payroll deductions occur and HRA programs where funds are only available as contributions are made.

Following the run-out period and grace period, the FSA prefunds from the prior plan year are reconciled and funds are returned to the employer clients, resulting in a substantial decline in our cash position. The cycle then repeats itself in each plan year as participants enroll in programs and prefunds are received in the fourth quarter for the new plan year. In a majority of cases, new FSA prefunds for the succeeding plan year are received prior to a plan year’s prefund being fully paid out in the form of benefits for employee participants or being returned to the employer client. Because participant activity in our commuter programs varies monthly, prefunds for these programs fluctuate monthly.

Our enterprise client contracts do not contain restrictions on our use of enterprise client prefunds and, as a result, these prefunds are reflected as cash and cash equivalents on our balance sheet and changes in prefunds are recorded as an element of our cash flow from operating activities. The timing of when employer clients make their prefunds as well as the timing of when we make payments on behalf of employee participants can significantly affect our cash flows.

Union Bank Credit Facility

In November 2011, we entered into an amendment to our loan agreement with UB to increase the aggregate principal amount that could be borrowed to $50.0 million from $15.0 million. Each loan under the credit facility bears interest at a variable rate of the prime rate plus 0.5% or, at our option, an interest rate equal to the LIBOR rate for a period of either one, two, three or six months, if offered by UB, plus 3.0%. At June 30, 2012, we had outstanding indebtedness of $44.6 million under the credit facility at interest rates ranging from 3.47% to 3.79%. In addition, UB issued a letter of credit for $5.4 million in the first quarter of 2012 related to a contingent payment that will be made in the third quarter of 2012 for our TC acquisition. We have the option to extend the due date to October 31, 2013 from the current due date of October 31, 2012 if there are no obligations that compel the us to repurchase or redeem capital stock or other equity interests, pay non-permitted dividends or other non-permitted capital distributions and if there has not been an event of default. Assuming all such conditions have been met, we must provide notice to UB of our desire to extend the due date on or before September 30, 2012. We expect to notify UB of our desire to extend the due date to October 13, 2013, as we expect to meet all the required conditions in order to extend the due date.

Loans under the credit facility that bear interest at the prime rate may be prepaid by us, in whole or in part, without penalty or premium. Loans that bear interest at LIBOR rates may only be prepaid upon five business days’ notice to UB and subject to a prepayment fee equal to the present value of the difference between the return that UB could obtain if it used the amount of such prepayment of principal to purchase regularly quoted securities issued by the United States at bid price, and the return UB would have received had the prepayment not been made.

To maintain availability of funds under the credit facility, we pay UB a commitment fee on the unused portion of the credit facility. The commitment fee is equal to 0.25% of the unused portion per annum and is recorded as interest expense.

As part of our credit facility with UB, we are required to maintain certain covenants including financial covenants relating to a quick ratio, monthly minimum 3-month EBITDA coverage and a quarterly cash flow coverage ratio. We are currently in compliance with all financial and non-financial covenants under our credit facility. The credit facility contains customary events of default, subject to customary cure periods for certain defaults. Upon an event of default, all amounts outstanding under the credit facility will become immediately due and payable.

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2011 and June 30, 2012:

	December 31,	June 30,
	2011	2012
	(in thousands)
	(unaudited)
Cash and cash equivalents, end of period	$154,621	$261,340

The following table presents information regarding our cash flows for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$18,513	$15,601
Net cash (used in) provided by investing activities	(6,109)	2,722
Net cash provided by financing activities	7,235	88,396

Net increase in cash and cash equivalents	$19,639	$106,719

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$18,513	$15,601

Net cash provided by operating activities decreased $2.9 million from the year-to-date period ended June 30, 2011 to the year-to-date ended June 30, 2012, primarily due to the following:

•	Movement in the customer obligations account due to the timing of receiving and refunding prefunds as our clients fund their new plan year and we return prefunds from the prior plan year; and

•	Cash out flows for a payment made related to a contingent consideration; partially offset by

•	The timing of collections and seasonal run-out of revenue impacting accounts receivable; and

•	Increases in cash flows from changes in the other operating assets and liabilities.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash (used in) provided by investing activities	$(6,109)	$2,722

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Net cash provided by investing activities increased $8.8 million from the fiscal year-to-date period ended June 30, 2011 to the fiscal year-to-date period ended June 30, 2012, primarily due to the following:

•	Cash received in the acquisition of TransitChek; partially offset by

•	An increase in purchases of property and equipment, driven by increased spending on capitalized internal use software.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash provided by financing activities	$7,235	$88,396

Net cash provided by financing activities increased $81.2 million from the fiscal year-to-date period ended June 30, 2011 to the fiscal year-to-date period ended June 30, 2012, primarily due to the following:

•	Cash received from the Company’s initial public offering; and

•	An increase in borrowing on the Company’s line of credit.

Recently Issued Accounting Pronouncements

See Note 1 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2012:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Short-term debt obligations (1)	$44,600	$44,600	$—	$—	$—
Interest on short-term debt obligations (2)	933	933	—	—	—
Operating lease obligations (3)	25,198	5,173	7,748	3,516	8,761
Acquisition payments (4)	22,342	14,524	7,618	200	—

Total	$93,073	$65,230	$15,366	$3,716	$8,761

(1)	Credit facility: $50.0 million credit facility with a variable interest rate of prime rate plus 50 basis points per annum or LIBOR plus 300 basis points per annum, and a maturity date of October 31, 2012. See Note 8 of our consolidated financial statements. The due date will be automatically extended to October 31, 2013 as long as we provide written notice to UB of our desire to extend the maturity date and certain conditions are met at that time. The $44.6 million outstanding principal amount is recorded net of debt issuance costs on our balance sheet and the debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current weighted average interest rate of 3.76% per annum on a $44.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2010 and 2012. See Note 3 of our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of June 30, 2012, we had cash and cash equivalents of $261.3 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. During the quarters ended June 30, 2012 and 2011, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2012, we had outstanding principal of $44.6 million under our credit facility. Loans under our credit facility bear interest at a variable rate of the prime rate plus 0.5%, or, at our option, an interest rate equal to the LIBOR rate for a period of either one, two, three or six months, if offered by UB, plus 3.0%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting indentified in connection with the evaluation required by Rule 13a-15(d) or the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our business is dependent upon the availability of tax-advantaged consumer-directed benefits to employers and employees and any diminution in, elimination of, or change in the availability of, these benefits would materially adversely affect our results of operations, financial condition, business and prospects.

Our business fundamentally depends on employer and employee demand for tax-advantaged consumer-directed health, commuter and other employee spending plan benefits, or CDBs. We are not aware of any reliable statistics on the growth of CDB programs and cannot assure you that participation in CDB programs will grow. Any diminution in or elimination of the availability of CDBs for employees would materially adversely affect our results of operations, financial condition, business and prospects. In addition, incentives for employers to offer CDBs may also be reduced or eliminated by changes in laws that result in employers no longer realizing financial gain from the implementation of these benefits. If employers cease to offer CDB programs or reduce the number of programs they offer to their employees, our results of operations, financial condition, business and prospects would also be materially adversely affected.

In addition, if the payroll tax savings employers currently realize from their employees’ utilization of CDBs become reduced or unavailable, employers may be less inclined to offer these programs to their employees. If the tax savings currently realized by employee participants by utilizing CDBs were reduced or unavailable, we expect employees would correspondingly reduce or eliminate their participation in such CDB plans. Any such reduction in employer or employee incentives would materially adversely affect our results of operations, financial condition, business and prospects.

Future portfolio purchases and acquisitions are an important aspect of our growth strategy, and any failure to successfully identify, acquire or integrate acquisitions or additional portfolio targets could materially adversely affect our ability to grow our business. In addition, costs of integrating acquisitions and portfolio purchases may adversely affect our results of operations in the short term.

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed five portfolio purchases and one acquisition, including one portfolio purchase and one acquisition in 2012. The successful integration of these portfolio purchases and acquisitions into our operations on a cost-effective basis is critical to our future financial performance. While we believe that there are numerous potential portfolio purchases that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and our most recent acquisition may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisition, including:

•	our ability to retain acquired employer clients and their associated revenues;

•	diversion of management’s time and focus from operating our business to address integration challenges;

•	our ability to retain or replace key employees from acquisitions and portfolios we acquire;

•	cultural and logistical challenges associated with integrating employees from acquired portfolios into our organization;

•	our ability to integrate the combined products, services and technology;

•	the migration of acquired employer clients to our technology platforms;

•	our ability to cross-sell additional CDB programs to acquired employer clients;

•	our ability to realize expected synergies;

•

the need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that, prior to the portfolio purchase or acquisition, may have lacked effective controls, procedures and policies, including, but not limited to, processes required for the effective and timely reporting of the financial condition and results of operations of the acquired business, both for historical periods prior to the acquisition and on a forward-looking basis following the acquisition;

•	possible write-offs or impairment charges that result from acquisitions and portfolio purchases;

•	unanticipated or unknown liabilities that relate to purchased businesses;

•	the need to integrate purchased businesses’ accounting, management information, human resources, and other administrative systems to permit effective management; and

•

any change in one of the many complex federal or state laws or regulations that govern any aspect of the financial or business operations of our business and businesses we acquire, such as state escheatment laws.

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the first quarter of 2012 included additional expenses of $1.9 million due to the purchases of TC and CS.

Our business may not grow if our marketing efforts do not successfully raise awareness among employers and employees about the advantages of adopting and participating in CDB programs.

Our revenue model is substantially based on the number of employee participants enrolled in the CDB programs that we administer. We devote significant resources to educating both employers and their employees on the potential cost savings available to them from utilizing CDB programs. We have created various marketing, educational and awareness tools to inform employers about the benefits of offering CDB programs to their employees and how our services allow them to offer these benefits in an efficient and cost effective manner. We also provide marketing information to employees that informs them about the potential tax savings they can achieve by utilizing CDB programs to pay for their healthcare, commuter and other benefit needs. However, if more employers and employees do not both become aware of or understand these potential cost savings and choose to adopt CDB programs, our results of operations, financial condition, business and prospects may be materially adversely affected.

If we are unable to retain and expand our employer client base, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one year for our small- and medium-sized business, or SMB, clients. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all.

Moreover, most of our employer clients have the right to cancel their agreements for convenience, subject to certain notice requirements. While few employer clients have terminated their agreements with us for convenience, some of our employer clients have elected not to renew their agreements with us. Our employer clients’ renewal rates may decline or fluctuate as a result of a number of factors, including the prices of competing products or services or reductions in our employer clients’ spending levels. If our employer clients do not renew their agreements with us, and we are unable to attract new employer clients, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

Our business may not grow if a greater percentage of employees do not participate in our employer clients’ CDB programs.

Our revenue depends on the number of employees who participate in the CDB programs that we sell to our employer clients. If more employees do not participate in these benefit programs for various reasons, including a lack of information about the tax-related advantages of doing so, insufficient funds to set aside pre-tax income into such programs, concerns about forfeiting contributions due to forfeiture provisions in FSA benefit programs, or otherwise, our business may not grow as we anticipate and that may materially adversely affect our results of operations, financial condition, business and prospects.

Our business and prospects may be materially adversely affected if we are unable to cross-sell our products and services.

A significant component of our growth strategy is the increased cross-selling of products and services to current and future employer clients. In particular, we expect our ability to cross-sell our commuter programs to our healthcare program clients and our healthcare programs to our commuter employer clients to be an important part of this strategy. We may not be successful in cross-selling our products and services if our employer clients find our additional products and services to be unnecessary or unattractive. Any failure to sell additional products and services to current and future clients could materially adversely affect our results of operations, financial condition, business and prospects.

We may be unable to compete effectively against our current and future competitors.

The market for our products and services is highly competitive, rapidly evolving and fragmented. We have numerous competitors, including health insurance carriers, such as Aetna and UHC, human resources consultants and outsourcers, such as Aon Hewitt, payroll providers, such as ADP and Ceridian, national CDB specialists, such as TASC and regional third party administrators and commercial banks, such as Bank of America. Many of our competitors, including health insurance carriers, have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic brokers, insurance carriers, payroll services companies, third party advisors or other parties with which we have relationships, thereby limiting our ability to promote our CDB programs with these parties and limiting the number of brokers available to sell or market our programs. If we are unable to compete effectively with our competitors for any of the foregoing reasons or for any other reasons, our results of operations, financial condition, business and prospects could be materially adversely affected.

We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing and introducing these products and services on our business.

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. For example, in 2011, we deployed a mobile application that enables employee participants to access their accounts and submit healthcare and dependent care claims as well as healthcare debit card receipts. Employee participants can securely send digital photos of their receipts to verify expenses and debit card transactions directly from their iPhone®, iPad®, Android™ and Blackberry® devices. We have limited experience in these areas, however, and we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. In addition, the anticipated benefits of these expanded products and services may not outweigh the costs and resources associated with their development.

Our ability to attract and retain new employer clients and increase revenue from existing employer clients will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new products or services or enhance our existing products or services to meet client requirements, our results of operations, financial condition, business or prospects may be materially adversely affected.

If the market for our services does not grow as we anticipate, our results of operations, financial condition, business and prospects may be materially adversely affected.

Our future success depends on increasing the number of employer clients and their employee participants to whom we provide our services. However, there is no guarantee that the market for our services will grow as we expect. For example, the value of our services is directly related to the complexity of administering CDB programs and government action that significantly reduces or simplifies these requirements could reduce demand or pricing for our services. If the market for our services declines or develops more slowly than we expect, or the number of employer clients that select us to provide CDB programs to their employee participants declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be materially adversely affected.

General economic and other conditions may adversely affect trends in employment and hiring patterns, which could result in lower employee participation in CDB programs, which would materially adversely affect our results of operations, financial condition, business and prospects.

Our revenue is attributable to the number of employee participants at each of our employer clients, which in turn is influenced by the employment and hiring patterns of our employer clients. To the extent that weak economic conditions cause our employer clients to freeze or reduce their headcount or wages paid, demand for our programs may decrease, which could materially adversely affect our results of operations, financial condition, business and prospects. Similarly, our revenue growth opportunities may be negatively affected by such headcount or wage reductions by our potential employer clients.

Our business and prospects may be materially adversely affected if we are unable to maintain high levels of service while reducing operating costs.

One of the key attributes of our business is providing high quality service to our employer clients and their employee participants. While we have exceeded contractual service levels to our enterprise employer clients each month since May 2007, as our business grows and we service increasing numbers of employer clients and their employee participants, we may be unable to sustain these same levels of service, which could have a material adverse effect on our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially adversely affect our operating results. If we are unable to maintain these high levels of service performance, our brand and reputation could suffer and our results of operations, financial condition, business and prospects would be materially adversely affected.

Failure to effectively develop and expand our direct and indirect sales channels may materially adversely affect our results of operations, financial condition, business and prospects and reduce our growth.

We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various channel brokers, including insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional TPAs, to sell and market our programs to SMB employers. If we are unable to develop and expand our direct sales teams or these indirect sales channels, our ability to attract new employer clients and cross-sell our programs may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.

If our efforts to develop and expand our direct and indirect sales channels do not generate a corresponding increase in revenue, our business may be materially adversely affected. In particular, if we are unable to effectively train our sales personnel or if our direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to increase our revenue and grow our business.

Long sales cycles make the timing of our long-term revenues difficult to predict.

Our sales cycle generally varies in length between two and nine months and, in some cases, even longer depending on the size of the potential client. Factors that may influence the length of our sales cycle include:

•	the need to educate potential employer clients about the uses and benefits of our CDB programs;

•	the relatively long duration of the commitment clients make in their agreements with us or with pre-existing plan administrators;

•	the discretionary nature of potential employer clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential employer clients’ evaluation and purchasing processes;

•	fluctuations in the CDB program needs of potential employer clients; and

•	lengthy purchasing approval processes of potential employer clients.

The fluctuations that result from the length of our sales cycle may be magnified for large- and mid-sized potential employer clients. If we are unable to close an expected significant transaction with one or more of these potential clients in the anticipated period, our operating results for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, would be harmed.

Our business and operational results are subject to seasonality as a result of open enrollment for CDB programs and decreased use of commuter program offerings during typical vacation months.

The number of accounts that generate revenue is typically greatest during our first calendar quarter due primarily to three factors. First, new employer clients and their employee participants typically begin service on January 1. Second, during the first calendar quarter, we are also servicing the end of plan year activity for existing clients and employee participants who do not continue participation into the next plan year. Third, we receive the majority of cash for pre-funded accounts from our employer clients in late December or early January, which results in higher cash balances during our first quarter.

Generally, in comparison to other quarters, our revenue is highest in the first quarter and lowest in the second and third quarters. Thereafter, our revenue generally grows gradually in the fourth quarter as our employer clients hire new employees who then elect to participate in our programs, thereby increasing our monthly minimum billing amount. The minimum billing amount is not, however, generally subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. Revenue from commuter programs may vary from month-to-month because employees may elect to participate in our commuter programs at any time during the year and may change their election to participate or the amount of their contribution on a monthly basis; however, participation rates in our commuter business typically slow during the summer as people take vacations and do not purchase transit passes or parking passes during that time.

Our operating expenses increase during the fourth quarter because we increase our customer support center capacity to answer questions from employee participants during the open enrollment periods related to their CDB participation decisions. The cost of providing services peaks in the first quarter as new employee participants contact us for information about their CDBs, and as terminating employee participants submit their final claims for reimbursement.

If employee participants do not continue to utilize our prepaid debit cards, our results of operations, business and prospects could be materially adversely affected.

We derive a portion of our revenue from interchange fees that are paid to us when employee participants utilize our prepaid debit cards to pay for certain healthcare and commuter expenses under CDB programs. These fees represent a percentage of the expenses transacted on each debit card. If our employer clients do not adopt these prepaid debit cards as part of the benefits programs they offer, if the employee participants do not use them at the rate we expect, or if other alternatives to prepaid tax-advantaged benefit cards develop, our results of operations, business and prospects could be materially adversely affected.

If we are unable to maintain and enhance our brand and reputation, our ability to sustain and grow our business may be materially adversely affected.

Maintaining and strengthening our brand is critical to attracting new clients and growing our business. Our ability to maintain and strengthen our brand and reputation will depend heavily on our capacity to continue to provide high levels of customer service to our employer clients and their employee participants at cost effective and competitive prices, which we may not do successfully. In addition, our continued success depends, in part, on our reputation as an industry leader in promoting awareness and understanding of the positive impact of CDBs among employers and employees. If we fail to successfully maintain and strengthen our brand, our results of operations, financial condition, business and prospects will be materially adversely affected.

Some plan providers with which we have relationships also provide, or may provide, competing services.

We face competitive risks in situations where some of our strategic partners are also current or potential competitors. For example, certain of the banks we utilize as custodians for our prepaid debit card funds also offer their own HSA products. To the extent that these partners choose to offer competing products and services that they have developed or in which they have an interest to our current or potential clients, our results of operations, business and prospects could be materially adversely affected.

We are subject to complex regulation, and any compliance failures or regulatory action could materially adversely affect our business.

The plans we administer and, as a result, our business are subject to extensive, complex and continually changing federal and state laws and regulations, including IRS regulations, ERISA, privacy and HIPAA regulations and Department of Labor regulations, all of which are further described in “Business—Government Regulation” below. If we fail to comply with any applicable law, rule or regulation, we could be subject to fines and penalties, indemnification claims by our clients, or become the subject of a Department of Labor enforcement action, each of which would materially adversely affect our business and reputation.

We may also become subject to additional regulatory and compliance requirements as a result of changes in laws or regulations, or as a result of any expansion or enhancement of our existing products and services or any new products or services we may offer in the future. For example, if we expand our product and service offerings into the health insurance market in the future, we would become subject to state Department of Insurance regulations. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort.

Any claims of noncompliance brought against us, regardless of merit or ultimate outcome, could subject us to investigation by the Department of Labor, the Internal Revenue Service, the Centers for Medicare and Medicaid Services, the Treasury Department or other federal and state regulatory authorities, which could result in substantial costs to us and divert management’s attention and other resources away from our operations. In addition, investor perceptions of us may suffer and could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.

Changes in healthcare laws and other regulations applicable to our business may constrain our ability to offer our products and services.

Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations. For instance, when the new debit card network exclusivity restrictions set forth in the Durbin Amendment to the Electronic Fund Transfer Act are implemented in April 2013, we will be required to use at least two unaffiliated networks for our prepaid debit cards and the card issuers and networks may pass a portion of the implementation costs of such changes to us. While we do not currently expect that this will have, or is reasonably likely to have, a material adverse impact on our financial condition or operating results, we will need to continue to monitor the status of this rule as well as other potential changes in laws or regulations that may impact our business as such changes could potentially adversely affect our business, prospects and results of operations.

There has been an increasing political and regulatory focus on healthcare laws in recent years. While legislation such as the Patient Protection and Affordable Care Act has been signed into law, many of the details necessary to implement the legislation have yet to be defined. For example, any new laws that increase reporting and compliance burdens on employers may make them less likely to offer CDBs to their employees and instead offer employees benefit coverage through state run health insurance exchanges. If employers are less incentivized to offer our CDB programs to employees because of increased regulatory burdens or otherwise, our results of operations and financial condition could be materially adversely affected.

Failure to ensure and protect the confidentiality of participant data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our results of operations, business or financial condition.

We must collect, store and use employee participants’ confidential information, including the transmission of that data to third parties, to provide our services. For example, we collect names, addresses, social security numbers and other personally identifiable information from employee participants. In addition, we facilitate the issuance and funding of prepaid debit cards and, in some cases, collect bank routing information, account numbers and personal credit card information for purposes of funding an account or issuing a reimbursement. We have invested significantly in preserving the security of this data.

In addition, we outsource customer support center services and claims processing services to third-party subcontractors to whom we transmit certain confidential information of our employee participants. We have security measures in place with each of these subcontractors to protect this confidential information, including written agreements that outline how protected health information will be handled and shared. However, there are no assurances that these measures, or any additional security measures that our subcontractors may have in place, will be sufficient to protect this outsourced confidential information from unauthorized security breaches.

We cannot assure you that, despite the implementation of these security measures, we will not be subject to a security breach or that this data will not be compromised. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data. Any compromise or perceived compromise of our security could damage our reputation with our clients and brokers, and could subject us to significant liability, as well as regulatory action, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

Privacy concerns could require us to modify our operations.

As part of our business, we collect employee participants’ personal data for the sole purpose of processing their benefits. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant additional expense, which could have a material adverse effect on our results of operations, financial condition, business and prospects.

If we fail to effectively upgrade our information technology systems, our business and operations could be disrupted.

As part of our efforts to continue the improvement of our enterprise resource planning, we plan to upgrade our existing information technology systems in order to automate several controls that are currently performed manually. We may experience difficulties in transitioning to these upgraded systems, including loss of data and decreases in productivity as personnel work to become familiar with these new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations.

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers.

Our success is substantially dependent upon the performance of our senior management, such as our chief executive officer. Our management and employees may terminate their employment at any time, and the loss of the services of any of our executive officers could materially adversely affect our business. Our success is also substantially dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, our results of operations, financial condition, business and prospects would be materially adversely affected.

We might require additional capital to support business growth in the future, and this capital might not be available on acceptable terms, if at all.

We believe that our existing cash and cash equivalents, combined with our credit line, expected cash flow from operations and net proceeds of our initial public offering, will be sufficient to meet our operating and capital requirements, as well as anticipated requirements for potential additional portfolio purchases, for at least the next 12 months. Our business and operations may, however, consume resources faster than we currently anticipate. We intend to continue to make investments to support our business growth, including through additional portfolio purchases of complementary businesses, and may require additional funds in the future to respond to business challenges, including the need to develop new features and platforms, enhance our existing programs or improve our operating infrastructure. Accordingly, we may seek to sell additional equity or debt securities or obtain additional debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential portfolio purchases. We have not made arrangements to obtain additional financing and there can be no assurances that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Changes in credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect our results of operations, business and financial position.

We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Fidelity National Information Services. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards that increase the cost of doing business or limit our ability to provide our products and services, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.

Our operating results can fluctuate from period-to-period, which could cause our share price to fluctuate.

Our quarterly operating results may fluctuate as a result of a variety of factors, including fluctuations in our operating expenses during the year for items such as printing and temporary labor expenses. Fluctuations in our quarterly operating results could cause our stock price to decline rapidly, may lead analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other unanticipated issues. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.

Our quarterly operating expenses and operating results may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Our results of operations, financial condition, business and prospects could be materially adversely affected if we experience unanticipated delays in rollouts by our employer clients of services to their employee participants.

We generally do not earn fees from our employer clients until our services are available to their employee participants. If our infrastructure capacity is insufficient to meet our needs, we may experience delays in deploying our programs to new employer clients, or expanding the services we offer to existing employer clients, and on-boarding their employee participants. If the rollout of our services to our employer clients and, subsequently, their employee participants is delayed, our results of operations, financial condition, business and prospects could be materially adversely affected.

If we fail to manage future growth effectively, we may not be able to market and sell our products and services successfully.

We have expanded our operations significantly in recent years and anticipate that further expansion will be required in order for us to grow our business. If we do not effectively manage our growth, the quality of our services could suffer, which could materially adversely affect our results of operations, financial condition, business and prospects, and damage our reputation among existing and prospective clients. In order to manage our future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also be required to continue to improve our existing systems for operational and financial information management, including our reporting systems, procedures and controls and regulatory compliance processes. These improvements may require significant capital expenditures and will place increasing demands on our management. We may not be successful in managing or expanding our operations, or in maintaining adequate operating and financial information systems and controls. If we are not successful in implementing improvements in these areas, our results of operations, financial condition, business and prospects would be materially adversely affected.

We have entered into outsourcing and other agreements with third parties related to certain of our business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of revenue or an interruption of our services.

We have entered into outsourcing agreements with third parties to provide certain customer service and related support functions to our employer clients and their participant employees. As a result, we rely on third parties over which we have limited control to perform certain of our operations. If these third parties are unable to perform to our requirements or to provide the level of service required or expected by our employer clients and their employee participants, our operating results, financial condition, business, prospects and reputation may be materially harmed and we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of clients and related revenues.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position could be materially adversely affected.

We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States.

The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks and copyrights may be held invalid or unenforceable. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our results of operations, financial condition, business and prospects could be materially adversely affected.

Our ability to use net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2011, we had $47.9 million of federal and $38.9 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2023 through 2029 for U.S. federal income tax purposes and beginning in 2012 through 2031 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of $2.6 million and $1.1 million respectively. The federal research credit carryforwards expire beginning in the years 2022 through 2031, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards in the future may be subject to substantial restriction under applicable law, including in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state law (including in connection with our initial public offering), which ownership changes may be outside of our control.

If one or more jurisdictions successfully assert that we should have collected or in the future should collect additional sales and use taxes on our fees, we could be subject to additional liability with respect to past or future sales and the results of our operations could be adversely affected.

We do not collect sales and use taxes in all jurisdictions in which our employer clients are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.

Third parties may assert intellectual property infringement claims against us, or our services may infringe the intellectual property rights of third parties, which may subject us to legal liability and materially adversely affect our reputation.

Assertion of intellectual property infringement claims against us could result in litigation. We might not prevail in any such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all. Even if obtained, we may be unable to protect such licenses from infringement or misuse, or prevent infringement claims against us in connection with our licensing efforts. Any such claims, regardless of their merit or ultimate outcome, could result in substantial cost to us, divert management’s attention and our resources away from our operations and otherwise adversely affect our reputation. Our process for controlling our own employees’ use of third-party proprietary information may not be sufficient to prevent assertions of intellectual property infringement claims against us.

We rely on insurance to mitigate some risks of our business and, to the extent the cost of insurance increases or we maintain insufficient coverage, our results of operations, business and financial condition may be materially adversely affected.

We contract for insurance to cover a portion of our potential business risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risk. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our results of operations, business and financial condition could be materially adversely affected. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could materially adversely affect our results of operations, financial condition, business and prospects.

VantagePoint Capital Partners holds a high percentage of our common stock , which may limit the ability of our public stockholders to affect significant corporate actions.

As of June 30, 2012, funds affiliated with VantagePoint Capital Partners, or VantagePoint, held approximately 50.8% of our outstanding common stock. In addition, we and VantagePoint are parties to a stockholder agreement related to a number of board of directors, stockholder and related governance matters.

The stockholder agreement provides that the following actions by us require the approval of VantagePoint for so long as VantagePoint owns 25% or more of our outstanding shares of common stock:

•	any amendment of our bylaws;

•	the issuance of any securities with economic rights senior to our common stock or with voting rights different than our common stock, subject to certain exceptions;

•	the incurrence or guarantee of any debt in excess of $20.0 million;

•	the issuance of equity or debt, or any securities convertible into equity or debt, for consideration in excess of 12.5% of our market capitalization;

•	the acquisition or disposition of stock or assets, including through a license or lease, for consideration in excess of 12.5% of our market capitalization;

•	the adoption of a stockholder rights plan;

•

the approval of any “golden parachute” or other compensatory plan contingent upon a change in control of us for any of our executive officers valued in excess of $1 million for an individual officer or $5 million for a group of officers, at the time such compensatory arrangement is adopted; or

•	any change in the number of authorized directors.

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of VantagePoint. Conflicts of interest could arise between us and VantagePoint, and any conflict of interest may be resolved in a manner that does not favor us. VantagePoint may decide not to consent to a transaction in which you would receive consideration for your common shares that is higher than the cost to you or the then-current market price of those shares. Any decision that VantagePoint may make at some future time regarding their ownership of us will be in their absolute discretion.

In addition, our stockholder agreement with VantagePoint and our amended and restated certificate of incorporation and amended and restated bylaws provide the following additional rights to VantagePoint:

•

so long as VantagePoint owns more than 30% of our outstanding voting stock, a special meeting of our stockholders may be called by either VantagePoint or any two members of our board of directors, whether or not VantagePoint designees;

•

so long as VantagePoint owns more than 40% of our outstanding voting stock, our stockholders may act by written consent to change the number of authorized directors, remove a director without cause or fill a vacancy on our board of directors;

•	we may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent; and

•	VantagePoint and its representatives will have access to our books and records, subject to customary confidentiality and non-disclosure provisions.

VantagePoint has the right to designate (and remove or replace) three of the members of our board of directors if VantagePoint owns at least 50% or more of our outstanding shares, two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares, and one member of our board of directors if VantagePoint owns between 10% and 20% of our outstanding shares. VantagePoint also has the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors, so long as it continues to hold at least 10% of our outstanding shares.

VantagePoint is not prohibited from selling its interest in us to a third party.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

As a public company, we also expect that it may be more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

As a public company, we are required to maintain a system of effective control over financial reporting. It was determined in connection with the audit of our 2010 financial results that we had significant deficiencies with respect to instances of lack of timely financial reporting and reliable financial statements, inability to timely integrate the accounting function of certain of our portfolio purchases and inconsistencies and omissions in key documents and that in connection with the audit of our 2011 financial results that we still had a significant deficiency regarding our inability to timely integrate the accounting function of certain of our portfolio purchases. If we do not remediate this significant deficiency and develop effective controls, our impaired ability to produce accurate and timely financial reports could cause our stock price to decline.

We have, in the past, experienced issues with our internal control over financial reporting. For example, three significant deficiencies were identified in internal controls in connection with the preparation of our financial statements and the audit of our financial results for 2010. We had significant deficiencies relating to: the completion of our financial reporting cycle within the expected period and our ability to produce reliable financial statements in the period that would normally be expected of a public company; our ability to timely integrate accounting functions of certain of our portfolio purchases; and certain inconsistencies and omissions in some of our key documents and agreements. The lack of timely financial reporting involved adjustments of a bonus accrual that was not timely made and the number of errors, missing disclosures and incorrect numbers in the financial statements we delivered to our independent registered public accounts for audit. The inability to timely integrate the accounting function of portfolio purchases related to our inability through March 2011 to reconcile an opening balance sheet for our PBS acquisition on August 31, 2010. The inconsistencies and omissions in key documents related to certain agreements that were not appropriately documented or referred to other agreements that did not exist, including agreements relating to our acquisition of the CDB assets of FBM.

In connection with the preparation of our financial statements and the audit of our financial results for 2011, it was determined that we remediated the significant deficiency relating to lack of timely financial reporting and reliable financial statements by the hiring of additional qualified accounting personnel. Hires to date include an SEC reporting manager, an internal auditor who will also address Sarbanes-Oxley issues, an accounting manager, a general ledger accountant, a financial analyst and a treasury analyst. It was also determined that we remediated the significant deficiency related to inconsistencies and omissions in some of our key documents and agreements. Since we did not complete any portfolio purchases in 2011, we were unable to remediate the significant deficiency with respect to timely integration of the accounting function of portfolio purchases. However, we intend to do so by earlier assessment of the accounting function at the company from which the portfolio is purchased and allocation of needed resources, including the hiring of consultants, to assure timely integration. For example, for the acquisition and portfolio purchase that we have completed in 2012, we have assigned a full-time accounting resource and a consultant to lead the accounting integration of CS and TC.

We cannot assure that these actions will entirely remediate this significant deficiency or that other material weaknesses or significant deficiencies will not be discovered.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

As long as we remain an “emerging growth company” we will not be required to comply with certain of the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and requires us to make a formal assessment of the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our stock price has been volatile, may continue to be and may decline regardless of our financial performance.

The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial results;

•	the financial projections we provide to the public, any changes in these projections or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other newly public companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for newly public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such a company. If securities class action litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources and could materially adversely affect our operating results.

A substantial majority of our total outstanding shares are restricted from immediate resale, but may be sold on the NYSE in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. We have 26,713,354 shares of common stock outstanding as of June 30, 2012. Of these shares, a substantial majority are currently restricted from immediate sale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until at least November 5, 2012, which is 180 days after the date of our initial public offering, subject to certain extensions. After the expiration of the 180-day restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, we filed a registration statement to register the approximately 6,056,158 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Sales of our common stock, as restrictions end or pursuant to registration rights, may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of delaying, preventing or rendering more difficult an acquisition of us if such acquisition is deemed undesirable by our board of directors. Our corporate governance documents include provisions that:

•	create a classified board of directors whose members serve staggered three-year terms;

•

authorize “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limit the ability of our stockholders to call and bring business before special meetings;

•	limit the ability of stockholders to act by written consent to such periods during which VantagePoint Capital Partners and its affiliates hold 40% or more of our outstanding common stock;

•	require advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	control the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

•	provide the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will have broad discretion over the use of the proceeds we receive in our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion in the application of the net proceeds of our initial public offering. We cannot specify with certainty the uses to which we will apply these net proceeds. The failure by our management to apply these funds effectively could adversely affect our ability to continue to maintain and expand our business and adversely affect the price of our common stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our existing credit facility prohibits us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On May 15, 2012, we closed our initial public offering of 7,475,000 shares of common stock sold by us (inclusive of 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173709), which was declared effective by the SEC on May 9, 2012. William Blair & Company, L.L.C.; Stifel, Nicolaus & Company, Incorporated; JMP Securities LLC and Needham & Company, LLC acted as the underwriters. The public offering price of the shares sold in the offering was $9.00 per share. The total gross proceeds from the offering to us were $67,275,000. After deducting underwriting discounts and commissions of $4,709,000 and offering expenses payable by us of $5,530,000, we received approximately $57,036,000. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 10, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: August 9, 2012	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed By	Filed Herewith

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Schema Linkbase Document

101.CAL (2)	XBRL Taxonomy Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Labels Linkbase Document

101.PRE (2)	XBRL Taxonomy Presentation Linkbase Document

(1)	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.