Form 10-Q
period 2012-09-30
WAGEWORKS, INC.
filed 2012-11-06
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 30, 2012, there were 28,174,082 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$154,621	$238,861
Restricted cash, current portion	2,383	980
Accounts receivable, less allowance for doubtful accounts of $69 and $152 at December 31, 2011 and September 30, 2012, respectively	15,647	20,421
Prepaid expenses and other current assets	7,178	12,922

Total current assets	179,829	273,184
Restricted cash, net of current portion	2,526	2,432
Property and equipment, net	19,014	23,560
Goodwill	46,233	75,822
Acquired intangible assets, net	12,555	33,541
Deferred tax asset	16,978	7,358
Other assets	1,561	1,786

Total assets	$278,696	$417,683

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$21,415	$39,281
Customer obligations	169,959	191,783
Short-term contingent payment	8,976	10,087
Short-term debt	14,901	—
Other current liabilities	394	534

Total current liabilities	215,645	241,685
Long-term debt	—	44,465
Warrants	1,119	—
Other non-current liabilities	1,820	2,541

Total liabilities	218,584	288,691

Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series C ($24,999 liquidation preference). Authorized 6,306 shares; issued and outstanding 5,882 shares at December 31, 2011 and no shares outstanding at September 30, 2012	36,570	—
Redeemable convertible preferred stock, Series D ($15,998 liquidation preference). Authorized 2,465 shares; issued and outstanding 2,465 shares at December 31, 2011 and no shares outstanding at September 30, 2012	17,771	—
Redeemable convertible preferred stock, Series E ($21,179 liquidation preference). Authorized 5,295 shares; issued and outstanding 5,295 shares at December 31, 2011 and no shares outstanding at September 30, 2012	27,828	—

Total redeemable convertible preferred stock	82,169	—

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value ($31,916 liquidation preference). Authorized 26,392 shares, outstanding 17,645 shares at December 31, 2011 and no shares outstanding at September 30, 2012	33,965	—
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 1,738 shares at December 31, 2011 and 26,794 shares at September 30, 2012	2	27
Treasury stock at cost 192 shares at December 31, 2011 and 200 shares at September 30, 2012	(433)	(545)
Additional paid-in capital	19,029	196,373
Accumulated deficit	(74,620)	(66,863)

Total stockholders’ equity (deficit)	(22,057)	128,992

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$278,696	$417,683

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
Healthcare	$21,511	$26,508	$68,590	$83,353
Commuter	8,271	13,090	24,860	38,302
Other	2,665	2,940	8,182	8,970

Total revenue	32,447	42,538	101,632	130,625

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	12,537	15,210	41,147	47,887
Technology and development	3,403	4,784	10,342	13,746
Sales and marketing	4,733	6,901	15,191	21,377
General and administrative	5,163	6,950	15,629	21,753
Amortization and change in contingent consideration	2,985	3,713	8,160	12,245

Total operating expenses	28,821	37,558	90,469	117,008

Income from operations	3,626	4,980	11,163	13,617
Other income (expense):
Interest income	7	14	27	33
Interest expense	(125)	(456)	(322)	(1,313)
Gain on revaluation of warrants	627	—	568	381
Other income	—	19	—	46

Income before income taxes	4,135	4,557	11,436	12,764
Income tax provision	(234)	(2,034)	(635)	(5,007)

Net income	3,901	2,523	10,801	7,757
Accretion of redemption premium expense	387	—	(5,305)	(2,301)

Net income attributable to common stockholders	$4,288	$2,523	$5,496	$5,456

Basic net income per share attributable to common stockholders	$2.79	$0.09	$3.58	$0.38
Diluted net income per share attributable to common stockholders	$0.17	$0.08	$0.32	$0.21

Shares used in basic net income per share calculations	1,536	26,755	1,534	14,235
Shares used in diluted net income per share calculations	19,379	31,632	17,415	24,411

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$10,801	$7,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,602	2,190
Amortization and change in contingent consideration	8,160	12,245
Stock-based compensation	1,711	2,855
Revaluation of warrants	(568)	(381)
Loss on disposal of fixed assets	6	25
Loss on impairment of long-lived assets	72	—
Payment of contingent consideration in excess of initial measurement	(662)	(3,361)
Provision for doubtful accounts	170	(412)
Deferred taxes	336	4,879
Changes in operating assets and liabilities:
Accounts receivable	(3,431)	(3,313)
Prepaid expenses and other current assets	(3,481)	(2,381)
Other assets	224	(15)
Accounts payable and accrued expenses	(3,273)	4,050
Customer obligations	4,538	(18,891)
Other liabilities	(318)	317

Net cash provided by operating activities	16,887	5,564

Cash flows used in investing activities:
Purchases of property and equipment	(6,368)	(9,634)
Cash consideration for business acquisitions, net of cash acquired	(1,852)	8,551
Cash paid for acquisition of client contracts	—	(711)
Change in restricted cash	(89)	1,957

Net cash (used in) provided by investing activities	(8,309)	163

Cash flows from financing activities:
Proceeds from debt	12,129	29,564
Proceeds from initial public offering net of underwriters commissions and discounts	—	62,566
Proceeds from exercise of common stock options	15	154
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	—	451
Payment of contingent consideration	(4,288)	(14,110)
Purchase of treasury stock	(21)	(112)

Net cash provided by financing activities	7,835	78,513

Net increase in cash and cash equivalents	16,413	84,240
Cash and cash equivalents at beginning of period	104,280	154,621

Cash and cash equivalents at end of period	$120,693	$238,861

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$236	$1,009
Taxes	214	575
Noncash financing and investing activities:
Accretion of redemption premium	5,305	2,301
Reduction in FBM contingent consideration due to re-negotiated lease	—	528
Conversion of preferred stock to common stock	—	118,417
Conversion of preferred stock warrants to common stock warrants	—	737

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

Unaudited Interim Financial Statements

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ended December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, valuation of intangible assets acquired including estimates of cash flows associated with the assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, expired and

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, and contingent consideration associated with acquisitions and purchase accounting. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

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

The Lender Warrant (see Note 9) was recorded at fair value on the grant date and is adjusted quarterly to fair value. The Company valued the Lender Warrant using a Black-Scholes option-pricing model, which incorporates assumptions about underlying asset value, volatility, expected remaining life, and risk-free interest rate. These valuation assumptions were estimated based upon management’s judgment about the general industry environment. Since the valuation of the Lender Warrant involves significant unobservable inputs, it was categorized as Level 3 under the three-level hierarchy discussed above. Upon the completion of the Company’s IPO in May 2012 and the conversion of the Company’s outstanding shares of preferred stock into shares of common stock, the Lender Warrant, which was a warrant to purchase Series C redeemable convertible preferred stock, became exercisable for shares of common stock. As the warrant is no longer exercisable into shares of redeemable preferred stock, the warrant was reclassified from liability to equity and the Company will no longer record any mark-to-market changes in the fair value of the warrant in the statements of income. The Company performed the final re-measurement of the Lender Warrant at the closing date of the company’s IPO on May 15, 2012. The Lender Warrant was then reclassified from liability to equity on that date.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at September 30, 2012, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at September 30, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Lender Warrant	Contingent Consideration PBS	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration TC
Balances at December 31, 2011	$1,119	$5,798	$3,178	$—	$—
Initial fair value of contingent consideration	—	—	—	11,054	5,314
Gains or losses included in earnings:
Gain on revaluation of warrant	(381)	—	—	—	—
Loss on revaluation of contingent consideration	—	1,062	542	1,052	86
Payment of contingent consideration	—	(6,860)	—	(5,211)	(5,400)
Reclassification of warrant to additional paid-in capital	(738)	—	—	—	—
Reduction in FBM contingent consideration due to re-negotiated lease	—	—	(528)	—	—

Balances at September 30, 2012	$—	$—	$3,192	$6,895	$—

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

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration and Lender Warrant designated as Level 3 are as follows:

	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration - FBM	$3,192	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CS	$6,895	Discounted cash flow	Annualized revenue and probability of achievement

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

In September 2011, the FASB issued Accounting Standards Update, or ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments also expand upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments add examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to Common Stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, except per share data)
Numerator (basic and diluted):
Net income	$3,901	$2,523	$10,801	$7,757
Less: accretion of redemption premium (expense) benefit	387	—	(5,305)	(2,301)

Net income attributable to common stockholders for basic EPS	$4,288	$2,523	$5,496	$5,456

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	(1,014)	—	69	(260)

Net income attributable to common stockholders for diluted EPS	$3,274	$2,523	$5,565	$5,196

Denominator (basic):
Weighted average common shares outstanding	1,536	26,755	1,534	14,235

Denominator (diluted):
Weighted average common shares outstanding	1,536	26,755	1,534	14,235
Dilutive stock options and awards outstanding	627	1,620	1,164	1,280
Weighted average common shares from stock warrants	2,176	3,257	2,618	2,891
Weighted average common shares from convertible preferred stock	15,040	—	12,099	6,005

Net weighted average common shares outstanding	19,379	31,632	17,415	24,411

Net income per share attributable to holders of common stock:
Basic	$2.79	$0.09	$3.58	$0.38
Diluted	$0.17	$0.08	$0.32	$0.21

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Stock options outstanding	541	1	541	40
Common shares from convertible preferred stock	2,647	—	5,588	2,774

Total common stock equivalents	3,188	1	6,129	2,814

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Acquisitions

On August 31, 2010 and November 30, 2010, the Company acquired 100% of the outstanding common shares of Planned Benefits Systems (PBS) and a division (FBM) in a carve out from Fringe Benefits Management Company (FBMC), respectively. The purchase prices included contingent consideration elements that require the Company to pay in 2012 the former owners of PBS and FBMC additional amounts based upon annualized revenues of PBS and FBM, respectively, for 2012. The contingent payment to PBS for 2012 of $6.3 million was paid in May 2012. The fair value of the remaining contingent element related to FBMC at September 30, 2012 was estimated at $3.2 million. The initial fair value of the contingent considerations were determined from forecasts developed by management based upon existing business, customer relationships and historical growth rates. The Company measures acquired contingent consideration payable each reporting period at fair value, and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the statement of income, until the contingency is resolved. Increases or decreases in the fair value of the contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. Significant judgment is employed in determining the appropriateness of these assumptions each period. The Company recorded $0.8 million and $1.7 million in charges related to the change in fair value of the contingent considerations for PBS and FBMC during the three and nine months ended September 30, 2011, respectively, due to increased revenue levels being achieved. The Company recorded less than ten thousand dollars and $1.6 million in charges related to the change in fair value of the contingent considerations for PBS and FBMC, respectively, during each of the three and nine months ended September 30, 2012, due to increased revenue levels estimated to be achieved. There was also an amount of $0.6 million related to PBS, which was held back from the initial consideration paid, to account for possible future contingencies and was paid in the third quarter of 2012. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

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

The purchase price included a contingent consideration element that requires the Company to pay in 2012 and 2013 the former owners of CS additional amounts based upon annualized revenues of CS for 2012 and 2013 respectively. The Company determined that the total initial fair value for both contingent payments as of the acquisition date was $11.1 million. In August 2012, the Company paid the $5.2 million contingent payment due in 2012. The Company recorded its estimate of the fair value of the contingent consideration based on a weighted average probability evaluation of various revenue forecasts developed by management. The resulting liability was discounted to present value at 5.3% to reflect the time value of money.

Significant judgment is employed in determining the fair value each period. In the three and nine months ended September 30, 2012, the Company recorded $0.2 million and $1.1 million in charges, respectively, in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of income related to the change in fair value of the CS contingent consideration due to increased revenue levels estimated to be achieved. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

	Amount	Weighted Average Useful Life (in years)
Net tangible assets acquired	$0.6
Customer relationships	9.2	10
Developed technology	0.6	2
Goodwill	9.4

Total allocation of purchase price	$19.8

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The purchase price included an additional future payment of $0.7 million that was discounted to present value and will be paid over the next four years to a promotional fund in furtherance of TCI’s mission of raising awareness of the benefits of mass transit. The purchase price also included a contingent consideration element that requires the Company to pay an additional amount in July 2012 to the former owners of TCI, based on the achievement of certain revenue levels for the six months following the closing. The Company paid the $5.4 million contingent consideration in the third quarter of 2012. In the three and nine months ended September 30, 2012, the Company recorded less than a $0.1 million and $0.1 million in charges, respectively, related to the change in fair value of the contingent consideration as a result of the passage of time, in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of income. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

	Amount	Weighted Average Useful Life (in years)
Other net assets acquired	$1.7
Customer relationships	8.8	8.7
Developed technology	4.4	3.0
Trade names	0.9	10.0
Favorable lease	1.1	11.0
Goodwill	20.2

Total allocation of purchase price	$37.1

Other net assets acquired in the acquisition of TC primarily related to the following (in millions):

Amount
Cash	$48.3
Restricted cash	0.5
Accounts receivable	0.9
Inventory	3.9
Prepaids and other assets	0.1
Property and equipment	1.4
Customer obligations	(51.0)
Accounts payable and accrued expenses	(2.4)

Total allocation of purchase price	$1.7

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012 **	2011	2012
	(In thousands, except per share data)
Total revenue	$47,405	$42,538	$127,372	$132,425
Net income attributable to common stockholders	$13,466	$2,523	$14,047	$5,185
Net income per share attributable to common stockholders:
Basic	$8.77	$0.09	$9.16	$0.36
Diluted	$0.69	$0.08	$0.81	$0.21

**	For the three months ended September 30, 2012, there is no pro forma impact from the TC acquisition.

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business will be transitioned to the Company from July 2012 through December 2012. In conjunction with the transition, Aflac and the Company also entered into a separate reseller arrangement pursuant to which Aflac agents will sell the Company’s FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

The timing of the transition of revenue to the Company and the one time conversion payments to Aflac are dependent upon the employer clients executing new agreements, a process controlled by the Company’s new channel partner and the particular employer client. The conversion payments were calculated as a function of the expected annual revenue for each employer client. Through the quarter ended September 30, 2012, the Company has paid Aflac $0.7 million in connection with employer clients that have transitioned to the Company. The Company has capitalized these payments as an intangible asset, under client contracts in the table in Note 4, and will amortize the asset over an expected life of 7 years.

The Company has also incurred approximately $0.4 million of one-time transition costs through the quarter ended September 30, 2012, which are primarily cost of revenue expenses, in advance of revenue.

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 is as follows (dollars in thousands):

Balance at December 31, 2011	$46,233
Additions	29,589

Balance at September 30, 2012	$75,822

The increase in goodwill is attributed to the acquisitions of CS and TC (see Note 3).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Acquired intangible assets at December 31, 2011 and September 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011			September 30, 2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$26,534	$15,206	$11,328	$45,134	$18,078	$27,056
Trade names	1,020	542	478	2,010	728	1,282
Technology	2,580	2,177	403	7,542	3,710	3,832
Noncompete agreements	2,011	1,665	346	2,011	1,694	317
Favorable lease	—	—	—	1,121	67	1,054

Total	$32,145	$19,590	$12,555	$57,818	$24,277	$33,541

Amortization expense for acquired intangible assets totaled $0.7 million and $1.7 million for the three months ended September 30, 2011 and 2012, respectively. Amortization expense for acquired intangible assets totaled $2.1 million and $4.7 million for the nine months ended September 30, 2011 and 2012, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2012	$1,711
2013	5,935
2014	5,389
2015	3,893
2016	3,622
Thereafter	12,991

Total	$33,541

(5)	Accounts Receivable

Accounts receivable at December 31, 2011 and September 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011	September 30, 2012
Trade receivables	$11,128	$13,050
Unpaid amounts for benefit services	4,588	7,523

	15,716	20,573
Less allowance for doubtful accounts	(69)	(152)

Accounts receivable, net	$15,647	$20,421

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)	Property and Equipment

Property and equipment at December 31, 2011 and September 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011	September 30, 2012
Computers and equipment	$8,799	$9,840
Software and development costs	43,922	52,439
Furniture and fixtures	3,046	3,269
Leasehold improvements	6,752	6,950

	$62,519	$72,498
Less accumulated depreciation and amortization	(43,505)	(48,938)

Property and equipment, net	$19,014	$23,560

In the nine months ended September 30, 2012, the Company capitalized software development costs of $8.0 million. In the three months ended September 30, 2011 and 2012, the Company amortized $1.5 million and $1.8 million of capitalized software development costs, respectively. In the nine months ended September 30, 2011 and 2012, the Company amortized $4.4 million and $4.8 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At September 30, 2012, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $18.2 million.

Total depreciation expense, including amortization of internal use software, in the three months ended September 30, 2011 and 2012 was $2.4 million and $2.5 million, respectively, and for both the nine months ended September 30, 2011 and 2012 was $7.0 million.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and September 30, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011	September 30, 2012
Accounts payable	$910	$1,031
Payable to benefit providers and transit agencies	6,491	19,334
Accrued payables	5,843	5,048
Accrued compensation and related benefits	6,926	10,130
Other accrued expenses	792	1,631
Deferred revenue	453	2,107

Accounts payable and accrued expenses	$21,415	$39,281

The increase in payable to benefit providers and transit agencies is due to the TransitChek acquisition.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(8)	Debt

Debt consists of borrowings under a Commercial Credit Agreement, or Revolver, with Union Bank, N.A., or UB, under which the Company can borrow an aggregate principal amount up to $50.0 million. As of September 30, 2012, the Company had $44.6 million outstanding under the Revolver with UB. UB had issued a letter of credit for $5.4 million in the first quarter of 2012 related to a contingent payment for the TC acquisition. In the third quarter of 2012, the Company used its existing cash to pay the $5.4 million and the letter of credit was allowed to expire. As collateral for the Revolver, the Company granted UB a security interest in all of the Company’s assets.

Each loan under the Revolver bears interest at a variable rate of the prime rate plus 0.5% or, at our option, an interest rate equal to the LIBOR rate for a period of either one, two, three or six months, if offered by UB, plus 3.0%. The interest rate at September 30, 2012 ranged from 3.4% to 3.73%. The Revolver may only be prepaid upon five business days’ notice to the lender and payment of a prepayment fee to the lender. Such prepayment fee is calculated as the present value of the difference between the return that the lender could obtain if it used the amount of such prepayment of principal to purchase regularly quoted securities issued by the United States at bid price, minus the return the lender would have received had the prepayment not been made. The Revolver has financial covenants including quarterly quick ratio, monthly minimum 3-month EBITDA coverage, and a quarterly cash flow coverage ratio. The Revolver also contains a nonfinancial covenant to provide audited financial statements within 90 days after each year end. To maintain availability of funds under the Revolver, the Company pays a commitment fee on the unused portion of the Revolver. The commitment fee is equal to one quarter of one percent (0.25%) per annum and is recorded as interest expense.

The Revolver would have expired and all outstanding loans would have matured on October 31, 2012; however, in September 2012, the Company entered into an amendment to extend the maturity date to October 31, 2013. As a result, the Company reclassified the outstanding debt under the Revolver from short-term debt to long-term debt during the third quarter of 2012. In conjunction with the amendment, the Company paid UB a commitment extension fee of $125,000.

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

(b) Lender Warrant

On May 23, 2005, the Company entered into a Senior Loan and Security Agreement, or Hercules Debt, with Hercules. On September 27, 2007, the Company repaid the loan to Hercules. In connection with the Hercules Debt financing, the Company granted Hercules a warrant to purchase 423,529 shares of Series C Redeemable Preferred Stock at a purchase price of $4.25 per share. The warrant is exercisable, in whole or in part, for a period ending November 2013. Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Lender Warrant became exercisable for 211,764 shares of common stock at a purchase price of $8.50 per share. The Company performed the final re-measurement of the Lender Warrant at the closing date and the Lender Warrant was then reclassified from liability to equity. As the warrant is no longer exercisable into shares of redeemable preferred stock but into shares of common stock which is non-redeemable, the Company will no longer record any mark-to-market changes in the fair value of the warrant in the statements of income. The fair value of the Lender Warrant at the final re-measurement date was approximately $0.7 million. The warrant does not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Additionally, the Company incurred aggregate offering costs of $5.5 million related to the IPO. The aggregate proceeds from the IPO have been recorded in stockholders’ equity, net of the offering costs, which have been reclassified from prepaid expenses and other current assets and offset against additional paid-in capital.

Upon the closing of the Company’s IPO, our certificate of incorporation, bylaws and stockholder agreement between the Company and funds affiliated with VantagePoint Capital Partners (VantagePoint), provide for a number of board of director, stockholder and related governance matters. Funds affiliated with VantagePoint owned approximately 50.7% of our outstanding common stock at September 30, 2012 and approximately 31.8% of our outstanding common stock following the closing of the Company’s follow-on offering on October 9, 2012, which is described in Note 15 below.

The following actions by the Company will require the approval of VantagePoint for so long as VantagePoint owns at least 25% or more of the Company’s outstanding shares of common stock: (i) any amendment of our bylaws; (ii) the issuance of any securities with economic rights senior to our common stock or with voting rights different than our common stock, subject to certain exceptions;

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cost of revenue	$44	$68	$171	$219
Technology and development	62	84	197	221
Sales and marketing	95	75	307	298
General and administrative	311	954	1,036	2,117

Total	$512	$1,181	$1,711	$2,855

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2012, there was $6.9 million of total unrecognized compensation cost related to unvested stock-based employee compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted average period of approximate 2.94 years.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Stock options granted (in thousands)	—	78	138	948

Weighted average fair value at date of grant	$—	$10.00	$6.09	$5.73

Stock option activity for the nine months ended September 30, 2012 is as follows (shares in thousands):

	Shares	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
December 31, 2011	4,540	$7.29	6.62	$10,888
Granted	948	10.30
Exercised	(35)	4.39
Forfeited	(209)	8.27

Outstanding as of September 30, 2012	5,244	$7.82	6.51	$50,679

Vested and expected to vest at September 30, 2012	5,180	$7.80	6.47	$31,720
Exercisable at September 30, 2012	4,305	$7.33	5.92	$35,817

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Weighted average fair value of underlying stock per share	$—	$18.57	$11.24	$10.41
Expected volatility	—	52.36%	50.27%	52.83%
Risk-free interest rate	—	1.23%	2.54%	1.27%
Expected term	—	7.2 years	5.9 years	6.6 years
Dividend yield	—	0%	0%	0%

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it is reduced for estimated pre-vest forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, ASC 718 requires that compensation cost recognized at any date must be at least equal to the amount attributable to options that are vested at that date. The Company calculates an adjustment of its compensation costs to the vested amounts on a quarterly basis. The pre-vesting of forfeitures is estimated based on weighted average historical forfeiture rates. Under the provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

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

The income tax provision for the three months ended September 30, 2011 and 2012 was $0.2 million and $2.0 million, respectively, and the income tax provision for the nine months ended September 30, 2011 and 2012 was $0.6 million and $5.0 million, respectively. The change is primarily due to having no net operating loss valuation allowance as of September 30, 2012 compared to having a full valuation allowance as of September 30, 2011. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The tax provision for the nine months ended September 30, 2012 includes a discrete tax benefit of $0.4 million, mainly related to an increase of the federal income tax rate from 34% to 35%.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there is no income tax examination going on in the jurisdictions where the Company operates.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2012, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(14)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of September 30, 2012
Remainder of 2012	$1,334
2013	4,659
2014	3,907
2015	2,898
2016	1,558
Thereafter	9,503

Total future minimum lease payments	$23,859

Rent expense in the three months ended September 30, 2011 and 2012 was $0.8 million and $1.1 million, respectively, and $2.4 million and $3.4 million for the nine months ended September 30, 2011 and 2012, respectively.

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

(15)	Subsequent Event

On October 9, 2012, the Company closed its follow-on public offering and sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $15.8 million, net of underwriters’ discounts and commissions and estimated offering costs. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. The Company did not receive any proceeds from the sale of shares by the selling stockholders other than $1.7 million representing the exercise price of the warrants that were exercised in connection with the offering.

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

Our CDB programs assist employees and their families to save money by using pre-tax dollars to pay for certain of their healthcare and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, even after factoring in our fees. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

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

Consistent with this acquisition strategy, we have made five portfolio purchases since 2007, which include MHM in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company or FBM, in November 2010, and the assets of The Choice Care Card, LLC, also known as Choice Strategies, or CS, in January 2012. In addition, we completed one acquisition, in which we acquired the operating assets of TransitCenter, Inc. (a business we refer to as TransitChek or TC) in February 2012. These portfolio purchases have enabled us to expand our employer client base, particularly in the SMB and public sector markets, and provided an opportunity to cross-sell additional CDB services to our newly acquired employer clients. The purchases of CB and PBS increased our COBRA service offerings, and the purchase of the FBM portfolio expanded our service capabilities to public sector clients. Our model for these portfolio purchases generally involves a payment at closing of the transaction and contingent payments based on achievement of revenue growth targets. Portfolio purchases may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues in the short term as we migrate acquired clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase and we intend to continue executing our focused strategy of portfolio purchases to broaden our employer client base. The acquisition of TC enabled us to further expand our commuter tax-advantaged benefit offerings in the SMB market with products tailored to SMB needs. We believe this acquisition will help solidify our position as a leading provider of commuter-related CDBs.

We monitor our operating results and take steps to improve, redirect and consolidate our operations. In the first quarter of 2012, we closed our Troy, Michigan facility and consolidated redundant activities within our operations, which resulted in the elimination of certain personnel. The expenses related to these actions were approximately $0.5 million.

Aflac Channel Partner Arrangement

In April 2012, we entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business will be transitioned to us from July 2012 through December 2012. In conjunction with the transition, Aflac and we also entered into a separate reseller arrangement pursuant to which Aflac agents will sell our FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

The timing of the transition of revenue to us and the one time conversion payments to Aflac are dependent upon the employer clients executing new agreements, a process controlled by our new channel partner and the particular employer client. The conversion payments are calculated as a function of the expected annual revenue for each employer client. The one-time conversion payments incurred to date have been capitalized and are being amortized over the expected life of the relationships. We have incurred approximately $0.4 million of one-time transition costs through the quarter ended September 30, 2012, which are primarily cost of revenue expenses, in advance of revenue.

Initial Public Offering

On May 15, 2012, we closed our initial public offering or the IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective by the SEC on May 9, 2012 (the Effective Date). In connection with the IPO we sold 7,475,000 shares of common stock to the public at a price of $9.00 per share, which included 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. We received aggregate proceeds of $62.6 million from the initial public offering and the underwriters’ overallotment option, net of underwriters’ discounts and commissions.

Follow-On Offering

On October 9, 2012, we closed our follow-on public offering and sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $15.8 million, net of underwriters’ discounts and commissions and estimated offering costs. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. We did not receive any proceeds from the sale of shares by the selling stockholders other than $1.7 million representing the exercise price of the warrants that were exercised in connection with the offering.

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

Gain (Loss) on Revaluation of Warrants

We account for freestanding warrants that are exercisable into shares of potentially redeemable preferred stock as liabilities by marking-to-market those warrants at each reporting period from the warrant issuance date until their exercise date or expiration. The changes resulting from marking-to-market are presented in our consolidated statements of income as gain (loss) on revaluation of warrants. Upon the automatic conversion of our preferred stock into common stock in connection with the closing of our IPO in May 2012, the warrants became exercisable for shares of common stock. As the warrant is no longer exercisable into share of redeemable preferred stock, we will no longer record any mark-to-market changes in the fair value of the warrant in the statements of income.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of September 30, 2012, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 10, 2012.

Comparison of the Three and Nine Months Ended September 30, 2011 and 2012

Revenue

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2011	2012		2011	2012
	(in thousands, unaudited)			(in thousands, unaudited)
Revenue:
Healthcare	$21,511	$26,508	23%	$68,590	$83,353	22%
Commuter	8,271	13,090	58%	24,860	38,302	54%
Other	2,665	2,940	10%	8,182	8,970	10%

Total revenue	$32,447	$42,538	31%	$101,632	$130,625	29%

Healthcare Revenue

The $5.0 million increase in healthcare revenue for the third quarter of 2012 as compared to the third quarter of 2011 was primarily driven by the inclusion of $3.2 million in post-purchase revenue for Choice Strategies, or CS, which was acquired in January 2012. Excluding CS, the increase in healthcare revenue was further driven by a $1.5 million increase in FSA and HRA revenue due to an increase in employee participation in our programs in the third quarter of 2012 as compared to the third quarter of 2011, and increases in interchange fees of $0.5 million due to increased debit card usage as well as an increase in the number of debit cards issued. The increases in healthcare revenue during this period were partially offset by a decrease of $0.3 million in Premium Only Plan (POP) revenue in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

The $14.8 million increase in healthcare revenue for the first nine months of 2012 as compared to the first nine months of 2011 was primarily driven by the inclusion of $9.3 million in post-purchase revenues for CS. The growth in healthcare revenue was further driven by a $4.1 million increase in FSA and HRA revenue due to an increase in employee participation in our programs in the first nine months of 2012 as compared to the first nine months of 2011, and increases in interchange fees of $1.9 million due to increased debit card usage as well as an increase in the number of debit cards issued. The increases in healthcare revenue were partially offset by a decrease of $0.7 million in POP in the first nine months of 2012 as compared to the first nine months of 2011.

Commuter Revenue

The $4.8 million increase in commuter revenue for the third quarter of 2012 as compared to the third quarter of 2011 was primarily driven by the inclusion of $4.7 million in post-purchase revenue for TransitChek, or TC, which was acquired in February 2012.

The $13.4 million increase in commuter revenue for the first nine months of 2012 as compared to the first nine months of 2011 was primarily driven by the inclusion of $12.8 million in post-purchase revenue for TC. Excluding TC, commuter revenue increased by $0.3 million, driven by increased interchange revenue as a result of increased prepaid debit card usage and increased participation in our commuter programs.

Other Revenue

The $0.3 million increase in other revenue for the second quarter of 2012 as compared to the second quarter of 2011 was primarily driven by a $0.3 million increase of COBRA revenue.

The $0.8 million increase in other revenue for the first nine months of 2012 as compared to the first nine months of 2011 was driven by an increase in COBRA revenue and direct billing services.

Cost of Revenues

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2011	2012		2011	2012
	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$12,537	$15,210	21%	$41,147	$47,887	16%
Percent of revenue	39%	36%		41%	37%

The $2.7 million increase in cost of revenues for the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to the inclusion of approximately $2.4 million in post-purchase expenses for CS and TC. In the third quarter of 2012, the increase in cost of revenue was further driven by increases in temporary workers expense of $0.4 million as a result of increased processing and client support activities. The cost of revenues decreased as a percentage of revenue from the third quarter of 2012 as compared to the third quarter of 2011 by 3%, primarily due to the TC acquisition that added to our commuter revenue, which has lower direct expenses relative to healthcare revenue because of the claims processing required by our services that generate healthcare revenue.

The $6.7 million increase in cost of revenues for the first nine months of 2012 as compared to the first nine months of 2011 was primarily driven by the inclusion of approximately $6.7 million in post-purchase expenses for CS and TC, an increase of $0.6 million in temporary workers expense as a result of increased processing and client support activities. These increases were offset in part by decreases in depreciation expense of $0.5 million, when compared to the same period in the previous year, due to assets becoming fully depreciated and decreases in salaries and personnel-related costs of $0.4 million primarily as a result of the integration of PBS and FBM. The cost of revenues decreased as a percentage of revenue from the first nine months of 2012 as compared to the first nine months of 2011 by 4%, primarily due to the TC acquisition as noted above for the third quarter of 2012 as compared to the third quarter of 2011.

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

Technology and Development

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2011	2012		2011	2012
	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$3,403	$4,784	41%	$10,342	$13,746	33%
Percent of revenue	10%	10%		10%	11%

The $1.4 million increase in technology and development expenses for the third quarter of 2012 as compared to the third quarter of 2011 was primarily driven by the inclusion of approximately $1.1 million in post-purchase expenses for CS and TC. Excluding CS and TC, temporary help, consulting services, salaries and personnel-related costs increased by $0.8 million, due to continued investment in improving the functionality of our platform and mobile features. These costs were offset by an increase in expenditures qualifying for capitalization of $0.5 million.

The $3.4 million increase in technology and development expenses for the first nine months of 2012 as compared to the first nine months of 2011 was primarily driven by the inclusion of approximately $2.9 million in post-purchase expenses for CS and TC. Excluding CS and TC, temporary help, consulting services, salaries and personnel-related costs increased by $2.9 million, due to continued investment in improving the functionality of our platform and mobile features. These costs were mostly offset by an increase in expenditures qualifying for capitalization of $2.3 million.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development, our CS portfolio purchase and our TC acquisition, we expect our technology and development expenses to increase in absolute dollars in future periods. The timing of development and enhancement projects, including whether they are in phases where costs are capitalized or expensed, will significantly affect our technology and development expense both in absolute dollars and as a percentage of revenue.

Sales and Marketing

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2011	2012		2011	2012
	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$4,733	$6,901	46%	$15,191	$21,377	41%
Percent of revenue	15%	16%		15%	16%

The $2.2 million increase in sales and marketing expense for the third quarter of 2012 as compared to the third quarter of 2011 was primarily driven by the inclusion of approximately $1.7 million in post-purchase expenses for CS and TC. Salaries and personnel-related costs also increased by $0.6 million due to increased hiring of sales and marketing personnel.

The $6.2 million increase in sales and marketing expense for the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to the acquisition of CS and TC, which increased sales and marketing expense by $4.9 million. Salaries and personnel-related costs also increased by $0.8 million due to increased hiring of sales and marketing personnel and $0.6 million associated with a sales program to increase market awareness for our commuter program.

Sales and marketing expense as a percentage of revenue increased for both the third quarter and first nine months of 2012 as compared to the third quarter and first nine months of 2011 by 1%. These increases were primarily due to our TC acquisition and CS portfolio purchase having higher relative sales and marketing expenses as a percentage of revenue.

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

General and Administration

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2011	2012		2011	2012
	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$5,163	$6,950	35%	$15,629	$21,753	39%
Percent of revenue	16%	16%		15%	17%

The $1.8 million increase in general and administration expenses for the third quarter of 2012 as compared to the third quarter of 2011, was primarily due to the inclusion of approximately $0.9 million in post-purchase expenses for CS and TC. Increases in general and administration expenses were further driven by a $0.6 million increase in stock-based compensation expense, primarily due to a one-time adjustment related to past grants. The remaining increase in general and administrative expenses was primarily driven by increases in other compensation costs.

The $6.1 million increase in general and administration expenses for the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to the inclusion of approximately $3.5 million in post-purchase expenses for CS and TC. General and administrative expenses increased by $1.3 million due to increased professional and consulting expenses and salaries and personnel-related costs, resulting from continued efforts to enhance our control environment and to meet other requirements of being a public company and other compensation costs. General and administrative expenses also increased by $0.9 million due to additional stock-based compensation expense incurred during the second quarter of 2012 as a result of the vesting of performance-based option grants at the closing of our IPO, a one-time adjustment related to past grants and additional expense from stock option grants made during 2012. The remaining increase in general and administrative expenses was primarily driven by increased allocation of facilities costs to general and administrative departments as a result of increased headcount, when compared to the same period a year ago.

General and administrative expenses as a percentage of revenue increased for the first nine months of 2012 as compared to the first nine months of 2011 by 2%. This increase was driven by our TC acquisition and CS portfolio purchase having higher relative general and administrative expenses as a percentage of revenue, as well as increases in stock-based compensation expense for the reasons discussed above.

We expect our general and administrative expenses to continue to increase in absolute dollars and as a percentage of revenue in future periods due to expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2011	2012		2011	2012
	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$2,985	$3,713	24%	$8,160	$12,245	50%

The $0.7 million increase in amortization and change in contingent consideration for the third quarter of 2012 as compared to the third quarter of 2011 reflects $1.0 million of additional amortization of acquired intangible assets primarily driven by the CS portfolio purchase and TC acquisition, partly offset by a reduction in contingent consideration expenses related to FBM and PBS portfolio purchases.

The $4.1 million increase in amortization and change in contingent consideration for the first nine months of 2012 as compared to the first nine months of 2011 reflects a $2.9 million increase in amortization of acquired intangible assets primarily driven by the CS portfolio purchase and TC acquisition, as well as $1.1 million of additional contingent consideration expenses related to our PBS and CS portfolio purchases, due to significantly greater than anticipated revenue growth.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Interest income	$7	$14	$27	$33
Interest expense	(125)	(456)	(322)	(1,313)
Other income	—	19	—	46

The increase in interest expense for both the third quarter and first nine months of 2012 as compared to the third quarter and first nine months of 2011 was due to the increase in the amount borrowed under our credit facility with Union Bank, N.A. in 2012 to finance the TC acquisition.

Revaluation of Warrants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Gain (loss) on revaluation of warrants	$627	$—	$568	$381

Upon the closing of our IPO in May 2012 and the automatic conversion of the outstanding shares of our preferred stock into shares of common stock, the warrant for Series C redeemable preferred stock became exercisable for shares of common stock. We performed the final re-measurement of the warrant for Series C redeemable preferred stock at the closing date and the warrant was then reclassified from liability to equity. We did not record any mark-to-market changes in the fair value of these warrants in the statement of income during the third quarter of 2012.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Income taxes provision	$(234)	$(2,034)	$(635)	$(5,007)

Our provision for income taxes increased from $0.2 million for the third quarter of 2011 to $2.0 million for the third quarter of 2012 and $0.6 million for the first nine months of 2011 to $5.0 million for the first nine months of 2012, due primarily to a projected annual effective tax rate increase from 3.0% to 41.9% as a result of the release of our $25.9 million net operating loss valuation allowance in the fourth quarter of 2011. The tax provision for the nine months ended September 30, 2012 includes a discrete tax benefit of $0.4 million, mainly related to an increase of the federal income tax rate from 34% to 35% in the second quarter of 2012.

Accretion of Redemption Premium

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, unaudited)		(in thousands, unaudited)
Accretion of redemption premium expense	$387	$—	$(5,305)	$(2,301)

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the closing date of our IPO in May 2012, all outstanding redeemable preferred shares were converted into shares of common stock which is non-redeemable. We performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity at the closing of the IPO. We therefore did not record accretion of redeemable preferred shares during the third quarter of 2012.

Liquidity and Capital Resources

At September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $238.9 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our IPO in May 2012, we received aggregate proceeds of $62.6 million which included the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions but before deducting offering costs of $5.5 million. In October 2012, we received aggregate net proceeds from our follow-on public offering of $15.8 million, net of underwriters’ discounts and commissions and estimated offering costs.

Prior to our public offerings, our operations had been financed primarily through cash flows from operating activities, the sale of convertible preferred stock and short and long-term borrowings.

We believe that our existing cash and cash equivalents, expected cash flow from operations, and net proceeds from our public offerings will be sufficient to meet our operating and capital requirements, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based not only on receipt of the proceeds from our public offerings but also on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases; we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Union Bank Credit Facility

In November 2011, we entered into an amendment to our loan agreement with UB to increase the aggregate principal amount that could be borrowed to $50.0 million from $15.0 million. Each loan under the credit facility bears interest at a variable rate of the prime rate plus 0.5% or, at our option, an interest rate equal to the LIBOR rate for a period of either one, two, three or six months, if offered by UB, plus 3.0%. At September 30, 2012, we had outstanding indebtedness of $44.6 million under the credit facility at interest rates ranging from 3.40% to 3.73%. In addition, UB had issued a letter of credit for $5.4 million in the first quarter of 2012 related to a contingent payment for our TC acquisition. In the third quarter of 2012, we used our existing cash to pay the $5.4 million and the letter of credit was allowed to expire.

The credit facility would have expired and all outstanding loans would have matured on October 31, 2012; however, in September 2012, we entered into an amendment to extend the maturity date to October 31, 2013.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
	(in thousands)
	(unaudited)
Cash and cash equivalents, end of period	$154,621	$238,861

The following table presents information regarding our cash flows for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$16,887	$5,564
Net cash (used in) provided by investing activities	(8,309)	163
Net cash provided by financing activities	7,835	78,513

Net increase in cash and cash equivalents	$16,413	$84,240

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$16,887	$5,564

Net cash provided by operating activities decreased $11.3 million from the year-to-date period ended September 30, 2011 to the year-to-date ended September 30, 2012, primarily due to the following:

•

Movement in the customer obligations account due to an increase in our commuter elections and prepaid COBRA payments in the third quarter of 2011 offsetting the seasonal return of client prefunds as well as the timing of our billings; and

•	Cash out flows for payments made related to a contingent consideration; partially offset by

•	Increases in cash flows from changes in the other operating assets and liabilities.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash (used in) provided by investing activities	$(8,309)	$163

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Net cash provided by investing activities increased $8.5 million from the fiscal year-to-date period ended September 30, 2011 to the fiscal year-to-date period ended September 30, 2012, primarily due to the following:

•	Cash received in the acquisition of TransitChek; and

•	Changes in restricted cash balances; partially offset by

•	An increase in purchases of property and equipment, driven by increased spending on capitalized internal use software.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
	(unaudited)
Net cash provided by financing activities	$7,835	$78,513

Net cash provided by financing activities increased $70.7 million from the fiscal year-to-date period ended September 30, 2011 to the fiscal year-to-date period ended September 30, 2012, primarily due to the following:

•	Cash received from the Company’s initial public offering; and

•	An increase in borrowing on the Company’s line of credit; partially offset by

•	Cash out flows for payments made related to a contingent consideration.

Recently Issued Accounting Pronouncements

See Note 1 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2012:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$44,600	$—	$44,600	$—	$—
Interest on long-term debt obligations (2)	1,811	1,672	139	—	—
Operating lease obligations (3)	23,859	4,915	7,368	3,185	8,391
Acquisition payments (4)	11,210	10,610	400	200	—

Total	$81,480	$17,197	$52,507	$3,385	$8,391

(1)	Credit facility: $50.0 million credit facility with a variable interest rate of prime rate plus 50 basis points per annum or LIBOR plus 300 basis points per annum, and a maturity date of October 31, 2013. See Note 8 of our consolidated financial statements. The $44.6 million outstanding principal amount is recorded net of debt issuance costs on our balance sheet and the debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current weighted average interest rate of 3.7% per annum on a $44.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2010 and 2012. See Note 3 of our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of September 30, 2012, we had cash and cash equivalents of $238.9 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. The decrease in interest income from the effect of a hypothetical decrease in short-term interest rates of 10% would not have a material impact on our net income and cash flows.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2012, we had outstanding principal of $44.6 million under our credit facility. Loans under our credit facility bear interest at a variable rate of the prime rate plus 0.5%, or, at our option, an interest rate equal to the LIBOR rate for a period of either one, two, three or six months, if offered by UB, plus 3.0%.

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

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the first nine months of 2012 included additional expenses of $6.7 million due to the purchases of TC and CS.

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

If we are unable to retain and expand our employer client base and establish new channel partnerships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one year for our small- and medium-sized business, or SMB, clients. We also derive revenue from our channel partner agreement with American Family Life Assurance Company, or Aflac, and we may in the future establish new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all.

Moreover, most of our employer clients have the right to cancel their agreements for convenience, subject to certain notice requirements. While few employer clients have terminated their agreements with us for convenience, some of our employer clients have elected not to renew their agreements with us. Our employer clients’ renewal rates may decline or fluctuate as a result of a number of factors, including the prices of competing products or services or reductions in our employer clients’ spending levels. Channel partners are independent and typically offer products of competing companies. They require that we provide competitive prices, products and services which may require a significant amount of investment on our part without a guarantee of a return on our investment. Our ability to grow our business will therefore depend to a degree upon our ability to maintain our existing channel partner relationships and develop new relationships. No assurance can be given that new channel partners will be found, that any such new relationships will be successful when they are in place, or that business with our current channel partners will increase. If our employer clients or channel partners do not renew their agreements with us, and we are unable to attract new employer clients or channel partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

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

The market for our products and services is highly competitive, rapidly evolving and fragmented. We have numerous competitors, including health insurance carriers, such as Aetna and UHC, human resources consultants and outsourcers, such as Aon Hewitt, payroll providers, such as ADP and Ceridian, national CDB specialists, such as TASC and regional third party administrators and commercial banks, such as Bank of America. Many of our competitors, including health insurance carriers, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services.

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

We believe that our existing cash and cash equivalents, combined with our credit line, expected cash flow from operations and net proceeds of our public offerings, will be sufficient to meet our operating and capital requirements, as well as anticipated requirements for potential additional portfolio purchases, for at least the next 12 months. Our business and operations may, however, consume resources faster than we currently anticipate. We intend to continue to make investments to support our business growth, including through additional portfolio purchases of complementary businesses, and may require additional funds in the future to respond to business challenges, including the need to develop new features and platforms, enhance our existing programs or improve our operating infrastructure. Accordingly, we may seek to sell additional equity or debt securities or obtain additional debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential portfolio purchases. We have not made arrangements to obtain additional financing and there can be no assurances that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

As of December 31, 2011, we had $47.9 million of federal and $38.9 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2023 through 2029 for U.S. federal income tax purposes and beginning in 2012 through 2031 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of $2.6 million and $1.1 million respectively. The federal research credit carryforwards expire beginning in the years 2022 through 2031, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards in the future may be subject to substantial restriction under applicable law, including in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state law (including in connection with our public offerings), which ownership changes may be outside of our control.

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

As of September 30, 2012, funds affiliated with VantagePoint Capital Partners, or VantagePoint, held approximately 50.7% of our outstanding common stock, and held approximately 31.8% of our common stock following the closing of our follow-on public offering on October 9, 2012. In addition, we and VantagePoint are parties to a stockholder agreement related to a number of board of directors, stockholder and related governance matters.

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

VantagePoint has the right to designate (and remove or replace) three of the members of our board of directors if VantagePoint owns at least 50% or more of our outstanding shares, two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares, and one member of our board of directors if VantagePoint owns between 10% and 20% of our outstanding shares (following the closing of our follow-on offering on October 9, 2012, VantagePoint held approximately 31.8% of our outstanding common stock). VantagePoint also has the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors, so long as it continues to hold at least 10% of our outstanding shares.

VantagePoint is not prohibited from selling its interest in us to a third party.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. In addition, our management team will also have to continue to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We will remain an “emerging growth company” for up to five years from the date of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

As long as we remain an “emerging growth company” we will not be required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and require us to make a formal assessment of the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

A substantial portion of our total outstanding shares are restricted from immediate resale, but may be sold on the NYSE in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. We had 26,794,012 shares of common stock outstanding as of September 30, 2012. Of these shares, a substantial portion were restricted from immediate sale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until at least November 5, 2012, which is 180 days after the date of our initial public offering, subject to certain extensions. After the expiration of the 180-day restricted period, these shares become saleable in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. In addition, the holders of 12,822,539 shares of outstanding common stock have agreed with us or the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 90-day period beginning on the date of our follow-on public offering, except with the prior written consent of the underwriters of our follow-on public offering. After the expiration of the 90-day restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, we filed a registration statement to register approximately 6,029,158 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

Our management will have broad discretion over the use of the proceeds we receive in our public offerings and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion in the application of the net proceeds of our public offerings. We cannot specify with certainty the uses to which we will apply these net proceeds. The failure by our management to apply these funds effectively could adversely affect our ability to continue to maintain and expand our business and adversely affect the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offerings of Common Stock

On May 15, 2012, we closed our initial public offering and sold 7,475,000 shares of common stock (inclusive of 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). All of the shares offered and sold in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173709), which the SEC declared effective on May 9, 2012. William Blair & Company, L.L.C.; Stifel, Nicolaus & Company, Incorporated; JMP Securities LLC and Needham & Company, LLC acted as the underwriters. The public offering price of the shares sold in the offering was $9.00 per share. The total gross proceeds from the offering to us were $67,275,000. After deducting underwriting discounts and commissions of $4,709,000 and offering expenses payable by us of $5,530,000, we received approximately $57,036,000. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 10, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

On October 9, 2012, we closed our follow-on public offering and sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $17,500,000, gross of underwriters’ discounts and commissions and estimated offering costs. After deducting underwriting discounts and commissions of $1,050,000 and offering expenses payable by us of approximately $684,248, we received approximately $15,765,752. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. We did not receive any proceeds from the sale of shares by the selling stockholders other than $1,694,046 representing the exercise price of the warrants that were exercised in connection with the offering. The shares offered and sold by us in our follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-183889), which the SEC declared effective on October 3, 2012. William Blair & Company, L.L.C.; Stifel, Nicolaus & Company, Incorporated; JMP Securities LLC and Needham & Company, LLC acted as the underwriters. There has been no material change in the planned use of proceeds from our follow-on public offering as described in our final prospectus filed with the SEC on October 4, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: November 6, 2012	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	09-24-12

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Schema Linkbase Document

101.CAL (2)	XBRL Taxonomy Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Labels Linkbase Document

101.PRE (2)	XBRL Taxonomy Presentation Linkbase Document

(1)	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.