Form 10-K
period 2012-12-31
WAGEWORKS, INC.
filed 2013-02-27
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35232

WAGEWORKS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Park Place, 4th Floor
San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 577-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $144,698,814 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2013, there were 32,175,608 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of the Stockholders (the “2013 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

WAGEWORKS, INC.

FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning tax-advantaged consumer-directed benefits, market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

PART I

Item 1. Business

Corporate Information

WageWorks was incorporated as a Delaware corporation in 2000. Our website address is www.wageworks.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

We deliver our CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

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

We believe there is significant potential for growth in the market we serve. In order to increase employee participation, we educate and advocate the use of CDB programs through a comprehensive online and offline approach. The higher the election rates in these CDB programs, the more employees save on income taxes and the more employers save on payroll taxes.

Our clients include many of the Fortune 100 and Fortune 500 and over 25,000 small- and medium-sized businesses, or SMBs. Our larger employer clients, which we refer to as enterprise clients, generally enter into three-year written service agreements and commit to pay fixed monthly fees that are set at the beginning of the contract term based on the number of employee participants enrolled in our CDB programs at the beginning of each annual enrollment period. For SMB clients, our agreements are typically for one to three year terms and the monthly fee remains constant for the plan year. In some cases, the agreements provide that the monthly fee is subject to upward revision when there is a 10% or greater increase in the number of employee participants during the plan year. In addition, we derive a portion of our revenues from interchange fees that we receive when employee participants use the prepaid debit cards we provide to them for healthcare and commuter expenses. We market and sell our CDB programs through multiple channels, including direct sales to large enterprises, direct sales and through brokers to SMBs, direct sales to industry purchasing and affiliate groups and through channel partners.

At January 31, 2013, we had approximately 2.8 million employee participants from approximately 27,000 employer clients. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to the employers and then the employers distribute the products to their employee base as the demand presents. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to still be submitting updated files of participants in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline. In 2012, approximately 2.2 million WageWorks prepaid debit cards were delivered to employee participants. Through a combination of the acquisition and integration of smaller third party administrators, or TPAs, which we refer to as portfolio purchases, and organic growth, we grew our revenue from $115.0 million in 2010 to $135.6 million in 2011 and to $177.3 million in 2012. Our revenues are highly diversified. Our largest employer client represented only 2.8% of our 2012 revenues and our top 10 employer clients represented only 12.5% of our 2012 revenues. We have a recurring revenue model that has been highly predictable. For each of 2010, 2011 and 2012, clients that accounted for more than 90% of our revenues (excluding interchange fees and vendor commissions) during the year have remained under contract with us in the succeeding year. Our net loss was $17.3 million in 2010 and our net income was $33.3 million and $10.5 million in the years 2011 and 2012, respectively. Our total assets as of December 31 2010, 2011 and 2012 equaled $206.8 million, $278.7 million and $518.8 million, respectively.

Part of our growth strategy is the acquisition and integration of TPAs, which we refer to as portfolio purchases. We completed two portfolio purchases in 2012: The Choice Care Card, LLC, also known as Choice Strategies, or CS, in January 2012, and Benefit Concepts, Inc., or BCI, in December 2012. In addition, we completed the acquisition of TransitChek in February 2012.

Industry Overview

Rising Cost of Healthcare to Employers and Employees

Healthcare costs for both employers and employees continue to increase dramatically. According to a 2012 Kaiser Family Foundation Survey, since 2002, family premiums for employer-sponsored health coverage have increased by 102%. A 2012 Aon Hewitt report predicts that large employers can expect average annual premium increases of 6.3% from 2012 to 2013. To mitigate the continuing rise in healthcare costs, employers are more frequently passing these costs on to employees by increasing deductibles, out-of-pocket limits and non-network provider cost sharing and by migrating to co-insurance models-systems where employees pay a percentage of the out-of-pocket costs for each healthcare service. As a result, according to the Aon Hewitt report, average employee out-of-pocket healthcare costs are expected to increase 13.4% from 2012 to 2013.

Rising Commuter Costs and Impacts on the Environment

We believe that rising commuter costs and a new era of corporate social responsibility have also led to the creation of a variety of programs that are aimed at helping employees understand and reduce their carbon footprint by encouraging alternatives to driving to work. These alternatives include carpooling, cycling and the use of public transportation. According to a 2012 American Public Transportation Association report, over the last seven years since 2005, transit travel has increased 12 percent and the population has grown 6 percent, while highway travel has stopped growing. As gasoline prices continue to rise, we believe employees will be more inclined to utilize public transportation as a means of commuting to work.

Establishment of Tax-Advantaged Spending Accounts

Beginning in the late 1970’s, federal laws have been enacted to establish ways for employers to offer structured benefit plans to their employees that lessen overall healthcare and transportation costs through the use of tax-advantaged spending accounts.

Tax-advantaged spending accounts for healthcare were first authorized in 1978. The legislation established a set of rules under which an employer could offer a special benefit plan that allows employees to set aside a portion of their earnings on a pre-tax basis, which are exempt from income and payroll taxes, to pay for certain expenses that are primarily related to healthcare, but also cover dependent care, vision and dental expenses. This benefit was called a “flex” or “cafeteria” plan, and a participating employee’s funds were placed into an FSA. In 2012, there were approximately 35 million active FSA accounts.

Subsequent legislation enacted in 1980 established HRAs, which are employer-funded spending accounts with rules and tax treatment that generally mirror FSAs, but allow employers to have greater control over eligible expenditure designations and plan administration. In 2003, the Medicare Prescription Drug, Improvement, and Modernization Act established another closely related product, the HSA. HSAs also offer tax-advantaged treatment for contributed funds, but include savings account features and are only available to individuals who are enrolled in a qualified High Deductible Health Plan, or HDHP. According to a 2013 Employee Benefit Research Institute report, the combined number of HSAs and HRAs was 1.3 million in 2006, 5.4 million in 2010, 8.4 million in 2011 and 11.6 million in 2012.

Commuter benefits were established in 1998 to provide tax incentives to employees to encourage the use of mass transportation. As with tax-advantaged healthcare accounts, commuter accounts allow employee participants to set aside earnings on a pre-tax basis to cover commuter rail, subway, bus, commuter-related parking and eligible vanpool expenses. In 2009, the American Recovery and Reinvestment Act increased the monthly pre-tax benefit cap for commuter accounts from $120 to $230, a level that was maintained through 2011, and brought parity between allowable monthly parking and transit benefits. In 2012, the temporary extension of the $230 monthly pre-tax benefit cap for commuter accounts expired and the cap was reduced from $230 to $125. In early 2012, the monthly parking benefit cap was increased from $230 to $245 due to an automatic cost of living increase. In January 2013, Congress increased the commuter account benefit cap to be on par with the parking benefit cap, retroactive to January 1, 2012.

Challenges of Tax-Advantaged CDBs for Employers

Employers face numerous challenges in implementing and administering CDBs, including:

•

High regulatory risks and related compliance costs. The rules and regulations applicable to implementing and administering CDBs in-house are complex and continually changing. Failure to comply can lead to disqualification of the entire plan, as well as severe penalties. We believe, based on our industry experience and interactions with other CDB providers including interactions with potential and actual employer clients, that most employers do not have the internal resources required to assure such compliance and the cost of obtaining such internal resources is high.

•

Education to increase employee usage of plan benefits. Given the complexity of CDBs, employers are challenged with effectively communicating plan benefits to employees in order to increase employee participation.

•

Effectiveness of benefit programs. In order to help employers maximize the value of these programs, employers need quality data and analysis to help them understand employee participation, measure the effectiveness and efficiency of their CDB programs and improve cost management.

If not successfully met, these challenges can diminish the value employees and employers receive from CDBs and can lead to unnecessary friction between employees and their employers.

Fragmented Landscape of CDB Providers

The current market for administrators of CDBs is highly fragmented. Larger service providers, including health insurance carriers, payroll providers, human resources consulting firms and commercial banks, generally offer CDB programs as non-core offerings bundled with their main products and services. The technology these larger service providers employ for many CDBs is often licensed or outsourced. Their relative lack of focus on CDB plans often restricts the breadth of their offerings in the CDB area. As a result, many of these providers only offer healthcare benefits and do not offer commuter or other CDBs.

There are also hundreds of TPAs that provide administration services for CDBs. We believe many regional TPAs lack sufficient resources to rapidly implement new technologies or to tailor their operations and service offerings in response to evolving rules and regulations.

We believe that the increasing regulation of the healthcare industry, and the increased demand for a variety of tax-advantaged CDBs will lead employers to seek providers that have a principal focus on CDBs and can provide best-in-class, full-featured and scalable programs.

Our CDB Programs

We focus on providing CDB programs to employer clients of any size. Our CDB programs enable our employer clients and their employee participants to achieve significant tax savings through the use of tax-advantaged spending programs. Using our CDB programs, employee participants contribute a portion of either their pre-tax income or employer-provided funds to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as to pay for commuting expenses. Our employer clients also benefit financially from our programs through reduced payroll taxes, even after payment of our fees.

Our programs are designed to increase employee participation in employer clients’ CDB offerings. We believe our employer clients and their employee participants benefit from our superior customer service, efficient workflow processes and advanced monitoring applications. The quality of our customer support has resulted in high levels of client satisfaction and service level performance. We employ a wide range of sophisticated tools to communicate available benefit options to employees and measure the effectiveness of CDB program performance.

We deliver our CDB programs through a highly scalable delivery model under which we host and maintain the benefits programs that we provide to our employer clients. Our on-demand delivery model enables employer clients and their employee participants to implement, access and use our proprietary software remotely through a standard web browser on any internet-enabled device, including computers, smart phones and other mobile devices such as tablet computers. We are able to implement improvements to our programs in a rapid and uniform manner because updates and upgrades to our programs are managed by us on behalf of our clients. Our CDB programs are delivered through integrated platforms that eliminate the need to support multiple versions of our products and multiple websites, and enable us to focus more of our development resources and efforts on the creation of innovative new functionality and features for our employer clients and employee participants. We, therefore, believe that our on-demand model requires less up-front investment by our employer clients than traditional third-party software and hardware options, as well as less personnel resources and implementation services.

The following is a summary of the principal benefits that our CDB programs offer to our employer clients and their employee participants:

Employer Clients	• Achieve FICA and Medicare tax savings on employee payroll deductions through increased employee participation in FSA, HSA and commuter programs

• Realize tax deductions on contributions to employee HRAs

• Outsource the risk and cost of compliance with regulation and industry standards related to CDBs

• Help increase employee awareness of CDB programs

• Improve ability to monitor the effectiveness of CDB programs through robust reporting capabilities

• Enable to offer best-in-class CDB benefits that are not tied to a single insurance provider

• Eliminate cost of on-premises information technology infrastructure management, systems security and disaster recovery

• Encourage activities and behaviors that may result in a healthier and more socially responsible workforce

Employee Participants	• Reduce after-tax out-of-pocket healthcare and commuting costs through tax-advantaged spending

• Manage CDBs through an easy to use online interface

• Enhance convenience through multiple options for the payment, submission and reimbursement of claims, including the use of a prepaid debit card

• Access to a broader selection of CDB programs to customize their health package to meet their specific needs

Key Attributes of Our Business

Key attributes of our business include the following:

•    Recurring revenue model with high visibility. Our revenue is derived almost entirely from recurring monthly fees paid by our employer clients. We typically sign three-year agreements with our enterprise clients and one to three-year agreements with our SMB clients and, for each of 2010, 2011 and 2012, employer clients that accounted for more than 90% of our revenues (excluding interchange fees and vendor commissions) during each year remained under contract with us in the succeeding year.

•    Focus on quality of service. Our focus is to consistently deliver the highest quality service to our employer clients and their employee participants, which primarily means providing employee participants with timely and accurate responses to their inquiries, claims submissions and other account transactions. We normally enter into service level agreements with our employer clients where we incur financial penalties if we fail to meet the call and claims processing service standards outlined in those agreements. We have exceeded our contractual service levels to our enterprise employer clients each month since May 2007. We typically process 99% of claims within two business days of receipt. This consistent record of service performance includes six consecutive Januarys, the month in which our call volume is substantially greater than the average month.

•    Leading-edge scalable technology platforms. Our CDB programs employ an easy-to-use website interface that provides our employer clients with robust data and reporting capabilities to help them manage their benefits offerings and healthcare spending, and provides employee participants with direct access to their accounts, claims history and balance information. Employee participants can also submit claims and upload receipts online. Our highly scalable on-demand technology infrastructure supports employers of any size, from SMBs to Fortune 100 companies.

•    Ability to identify, execute and integrate portfolio purchases. As demonstrated by the six portfolio purchases and one acquisition we have made since 2007, we have a proven ability to successfully identify and execute portfolio purchases and integrate the operations of these complementary businesses to expand our employer client base.

•    Experienced, proven management team. Our senior management team has significant operating and service delivery experience with industry-leading businesses in healthcare, such as Kaiser Permanente, transaction processing, such as Alliance Data Systems and First Data Corporation, and financial services, such as American Express. Since 2007, our management team has focused on making improvements to our CDB programs and the implementation of improved controls and processes. As a result, we have achieved significant operational efficiencies, consistently high service levels and improved client and participant satisfaction levels.

•    Large and highly diversified employer client base. Our current employer clients include many of the Fortune 100 and Fortune 500. Our largest employer client represented only 2.8% of our 2012 revenues and our top 10 employer clients represented only 12.5% of our 2012 revenues.

•    Focus on CDB programs. Our core business is providing a comprehensive array of full-featured CDB programs to employers. Our technology and development resources are exclusively dedicated to creating, enhancing and optimizing our CDB programs and technology platforms to better support our employer clients and their employee participants. In contrast, many of our competitors, which include health insurance carriers, human resources consulting firms and payroll providers, generally offer CDBs as non-core service offerings.

Our Strategy

Our objective is to enhance our position as a leading provider of CDB account management programs. The key elements of our growth strategy are to:

•    Increase employee adoption and usage. We believe that significant opportunities exist to substantially increase employee participation levels within our existing client base. As of the end of 2012, employee participation levels in FSA benefit programs that we serviced for top tier clients averaged 26.0%. We aim to increase employee enrollment through the continued promotion of our CDB programs, including through the education and communication programs that we offer to our employer clients, and the investments we are making with our new Chief Marketing Officer on board.

•    Cross-sell new products to existing employer clients. We believe that our broad portfolio of CDB products and strong employer client relationships create a significant opportunity for us to cross-sell additional CDB programs to our existing employer clients. For example, many of our employer clients currently utilize us for only healthcare or commuter CDB programs, but not both.

•    Capitalize on portfolio purchases. We intend to continue to execute our focused strategy to broaden our employer client base through portfolio purchases. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase. We have demonstrated our ability to successfully integrate complementary businesses, as evidenced by the six TPA portfolio purchases and one acquisition we have made since 2007. Portfolio purchases have been the principal driver of our revenue growth from 2009 through 2012.

• Leverage multiple sales channels. We believe that we can continue to gain market share with both Fortune 1000 companies and SMBs by leveraging our multiple sales channels. Our enterprise sales force generates new large client account relationships through employer prospecting, channel partnerships, consultant relationships and strategic relationships. We will also continue to use an extensive network of brokers to reach SMBs. We believe that there is a significant growth opportunity in this sales channel, as there are millions of SMBs throughout the United States and the penetration of CDBs in this population is much lower than that for larger companies.

•    Continually enhance our products and develop new products and functionality. We believe that our focus on CDB programs and the breadth of our client base has provided us with a deep understanding of our employer clients’ needs. We believe that this knowledge enables us to provide innovative CDB programs to our employer clients and their employee participants. Our easy to use process for online claim submissions is an example of our innovation.

Starting in 2010, our growth strategy has shifted from a singular focus on adding new employer clients to also seeking to take advantage of our substantial base of existing employer clients and their employees who are eligible to participate in our CDB programs. This shift has included initiatives to increase participation in pre-tax healthcare and commuter programs by targeting awareness and education at non-participating eligible employees, and the addition of dedicated sales personnel to focus on the specialized cross-selling of healthcare programs to our existing commuter employer clients and vice versa. With a new Chief Marketing Officer on board since September 2012, we will be increasing our investment in these programs including through the use of social media.

Our Services

Flexible Spending Accounts

Healthcare

We offer flexible spending accounts, or FSAs, which are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, medical devices and autism treatments. Employers benefit from payroll tax savings on the pre-tax FSA contributions from the employee.

During each annual open enrollment period, an employee elects an amount to be placed into an FSA for the following plan year. The contributed amount is then deducted in equal increments out of each paycheck on a pre-tax basis over the plan year. The entire annual election amount is available to the participant for use starting on the first day of the plan year and cannot be changed except for the occurrence of certain life events such as a birth, death, marriage or divorce. During the course of the plan year, we are able to automatically process a substantial majority of our employee participants’ claims for reimbursement. The remaining claims for reimbursement are independently adjudicated by us to ensure that FSA funds are used only for qualified healthcare expenses. Any unused funds that remain in the account at the end of the plan year are forfeited by the employee participant and revert to the employer, and are generally used by the employer to defray the administrative expenses of the FSA plans. Forfeitures also reduce excess claims costs that may have been incurred by employee participants who voluntarily or involuntarily leave their employ before the end of a plan year.

The Affordable Care Act imposes a $2,500 limit, indexed to inflation, on pre-tax dollar employee contributions made to a healthcare FSA for plan years that begin on or after January 1, 2013. Employers themselves are able to contribute additional amounts in excess of this statutory limit, and may choose to do so in an effort to mitigate the impact of rising healthcare costs on their employees.

Dependent Care

We also offer FSA programs for dependent care plans. These plans allow employees to set aside pre-tax dollars to pay for eligible dependent care expenses, which typically include child care or day care expenses but may also include expenses incurred from adult and elder care. Current laws and regulations limit the amount of pre-tax dollars employees can contribute to dependent care FSAs to $5,000 per tax year. Like healthcare FSAs, employers can also contribute funds to employees’ dependent care FSAs, subject to a statutory $5,000 annual limit on total contributions. As with healthcare FSAs, employers realize payroll tax savings on the pre-tax dependent care FSA contributions made by their employees.

Health Reimbursement Arrangements

We offer employer-funded heath reimbursement arrangements, or HRAs. Under HRAs, employers provide their employees with a specified amount of reimbursement funds that are available to help employees defray their out-of-pocket healthcare expenses, such as deductibles, co-insurance and co-payments. HRAs may only be funded by employers and, while there is no limitation on how much employers may contribute, employers are required to establish the programs in such a way as to prevent discrimination in favor of highly compensated employees. HRAs must either be considered an excepted benefit (for example, a dental-only HRA or a retiree HRA) or be integrated with another group health plan. HRAs can be customized by employers so employers have the freedom to determine what expenses are eligible for reimbursement under these arrangements. At the end of the plan year, employers have the option to allow all, or a portion, of the unused funds to roll over and accumulate year-to-year if not spent. All amounts paid by employers into HRAs are deductible by the employer and tax-free to the employee.

Health Savings Accounts

We also administer health savings accounts, or HSAs, for employers that allow employee participants to invest funds to be used for qualified healthcare expenses at any time without federal tax liability or penalty. Such funds are also exempt from payroll taxes for employers. Both employees and employers can make contributions to an HSA. HSA funds are held by a custodian, accumulate year-to-year if not spent and are portable if a participant leaves his employer. Our HSA programs are designed to offer employers a choice of third party custodian to hold the funds as well as a variety of investment options within each custodial offering that enables employers the opportunity to explore a broader assortment of funds to offer their employees.

In order to be eligible for an HSA, an employee must be enrolled in a qualified High Deductible Health Plan, or HDHP, that is HSA-compatible and not be covered by any other impermissible coverage. HSAs have annual contribution limits. For 2013, the annual HSA contribution limit is $3,250 for an individual and $6,450 for a family, with allowable catch-up annual contributions of $1,000 for those aged 55 and older so that those individuals can accumulate adequate funds to meet their healthcare expense obligations. Withdrawals for non-medical expenses are treated similarly to those in an individual retirement account. Specifically, such withdrawals may provide tax advantages if taken after retirement age, and may incur penalties if taken earlier.

Commuter Programs

We also offer qualified transportation fringe benefits. The federal tax code currently permits employers to provide the following commuter benefits to employees on a tax-free basis:

•	qualified parking;

•	transit passes;

•	transportation in a commuter highway vehicle, or vanpooling, if such transportation is in connection with travel between the employee’s residence and place of employment; and

•	qualified bicycle commuting reimbursement.

For commuter benefits, the maximum monthly amount that employees can exclude from gross income for federal income tax purposes and, in most cases, state income tax purposes is subject to a statutory limit that is periodically adjusted for inflation. For 2013, the monthly maximum is $245 for transit or vanpooling, $245 for parking and $20 for bicycle reimbursement. During 2012, the pretax limit for qualified transit passes and vanpooling benefits decreased to $125 per month (although qualified parking benefits were $245 per month). The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively adjusted the pretax limit for transit passes and vanpooling for 2012 to $245 per month.

We offer five variations of pre-tax commuter benefit programs: Commuter Order Model (COM), Commuter Account Model (CAM), Commuter Express, TransitChek Premium and TransitChek Basic. Each of these programs is described below.

While these programs differ in terms of funding, implementation and available services, they include the following common features unless otherwise noted:

•	home delivery of transit passes and vouchers (other than TransitChek Basic);

•	electronic loading of transit agency smartcards (where available and other than TransitChek Basic);

•	an express electronic payment feature for selected transit and vanpool operators (other than TransitChek Premium and TransitChek Basic);

•	access to transit vouchers (where available and accepted);

•	a prepaid debit card used to pay for transit purchases or parking expenses;

•	a direct monthly payment to parking providers for eligible parking (other than TransitChek Basic);

•	Park-n-Ride Support, which provides parking at or near transit stations or stops (other than TransitChek Premium and TransitChek Basic);

•	a cash reimbursement process for parking, vanpool, and certain other transit expenses (other than TransitChek Basic); and

•	employer managed parking, which includes support for employer owned, managed, or leased parking, including customization capability by parking facility (COM only).

Under our COM, which we target to medium-sized and larger enterprise clients, employees place orders for transit, vanpool or parking benefits through our website or our toll-free customer service center. Employers pay us for transit and parking orders in advance. Employers either provide the benefit as a tax-free employer-paid fringe benefit, or reimburse themselves through payroll deductions from the participants, or a combination of both, all of which are exempt from payroll and federal income taxes and, in most cases, state income taxes as well, up to a statutory monthly cap. In addition to the tax-free pretax payroll deductions, employees may also supplement the amounts in their account with their own personal funds, although such supplemental funds, which may be made through payroll deductions, are contributed on an after-tax basis.

Under our CAM, which we target to medium-sized and larger enterprise clients, and particularly to those clients in the public sector, employees make pretax payroll deduction elections that employers use to fund accounts that we maintain. These deductions are exempt from payroll and federal income taxes and, in most cases, state income taxes as well, up to a statutory monthly cap. Participants use the funds in their accounts either automatically to fund a prepaid debit card that can be used to make transit or parking purchases at eligible locations or to purchase a transit or parking pass directly on our website. In addition to the payroll deductions, employees may also supplement the amounts in their account with their own personal funds, although such supplemental funds are contributed on an after-tax basis.

Under our Commuter Express program, which we target to SMBs, employers create transit and parking accounts on behalf of their employees using a web-based application on our proprietary platform. Employees then designate a monthly election amount, the employer submits the appropriate funds to us and we deposit those funds into a transit or parking account, which can be used to fund a variety of transit and parking options. All such employee elections are exempt from federal income taxes and, in most cases, state income taxes as well, up to a statutory monthly cap. The employer usually recognizes a financial benefit because it does not pay FICA or Medicare tax on amounts contributed by its employees. Employees may also supplement the amounts in their account with their own personal funds, although such supplemental funds are contributed on an after-tax basis.

Under our TransitChek Premium program, which we target primarily to SMBs in the greater New York Metropolitan market, employers offer their employees the ability to enroll for transit, vanpool, parking or bicycle benefits through our TransitChek Account Management (TAMS) website or our toll-free customer service center. Employer clients pay us for the selected benefit in advance. Other than the bicycle benefit, employer clients either provide the benefit as tax-free employer-paid fringe benefit, or reimburse themselves through payroll deductions from the participants, or a combination of both, all of which are exempt from payroll and federal income taxes and, in most cases, state income tax as well, up to a statutory monthly cap. In addition to the tax free fringe and pretax payroll deductions, employees may also supplement the amounts in their account with their own personal funds, although such supplemental funds, which may be made through payroll deductions, are contributed on an after-tax basis. The bicycle benefit may only be offered as an employer paid fringe benefit. In all cases, the elections are exempt from federal income taxes and, in most cases, state income taxes as well.

Under our TransitChek Basic program, employee participants enroll through their employers for pre-tax commuter benefit programs. Employers may offer only transit and parking benefits under this program. These benefits may be offered as a monthly pre-tax election deducted from an employee’s salary, an employer-paid fringe benefit on which employees pay no taxes, or a combination of both. Employer clients order products in bulk on behalf of their employees and handle the administration and distribution of the benefit to their employee participants. In all cases, the elections are exempt from federal income taxes and, in most cases, state income taxes as well, up to a statutory monthly cap. The employer recognizes a financial benefit because it does not pay FICA or Medicare tax on amounts contributed by its employees.

Our commuter programs include a parking catalog with over 3,000 selectable locations and purchasable transit products from over 650 transit operators covering every major metropolitan area. At January 31, 2013, we offered over 137,000 different transportation products and currently we fulfill over 10 million commuter orders, including passes, smartcards, parking payments, vanpool vouchers and commuter cards, to commuters and their employers on an annual basis. We sell our commuter program to employers of all sizes and industries.

COBRA

We offer Consolidated Omnibus Budget Reconciliation Act, or COBRA, continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits which includes medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay for coverage they elect to continue. We handle the accounting and customer service for these separated employees, as well as interfacing with the carrier regarding the employees’ eligibility. At January 31, 2013, we provided COBRA services to approximately 1,300 employer clients.

Our Employer Clients

As of January 31, 2013, we had over 27,000 employer clients across a broad range of industries with approximately 2.8 million participating employees. Our employer clients include many of the Fortune 100 and Fortune 500 and over 25,000 SMBs.

Our Technology Platforms

We run our services on two distinct on-demand technology platforms that have been designed to be highly scalable, and we closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.

The majority of our accounts run on our integrated and scalable proprietary platform, which we call our v5 platform. We generally use our v5 platform for medium-sized and enterprise clients. Our v5 platform supports all account administrative functions and provides integration with the systems used by employer clients, payment networks, health plans and key suppliers. Our v5 platform offers employer clients and employee participants a variety of payment features, in addition to traditional reimbursement, for our healthcare, commuter and other employee spending plans. Our v5 platform features a flexible, rules-based engine that includes multi-wallet functionality and is highly configurable to accommodate custom client plan designs and service requests. This multi-wallet functionality allows us to include more than one type of healthcare account (FSA, HRA and HSA) on one card, and helps ensure that funds that are otherwise subject to forfeiture at the end of a plan year are used first to pay for eligible expenses. Our v5 platform also allows for automated file interfacing with clients and external vendors, including card processors, custodian banks, health plan providers, claims and payment vendors. We have a daily settlement system and have implemented internal reporting and monitoring systems to ensure quality control on a daily basis.

In addition to our v5 platform, we also operate a technology platform known as WinFlexOne, which has been specifically designed and enhanced to address the needs of SMBs. While the overall features and capabilities of WinFlexOne are comparable to v5, WinFlexOne utilizes a simpler set of interfaces and product configurations that better accommodate the more limited administrative capabilities and needs of small employers.

In addition to on-going enhancements to our mobile platform, in September 2012 we rolled out a new participant website that includes a technology upgrade, improved navigation, a new look and feel and mobile and tablet device compatibility. Some of the enhanced capability now available includes our new “Pick & Process” feature which allows participants to direct how each claim received from a health plan is processed and the ability for participants to electronically view all claim and receipt images submitted via our participant website or EZ Receipts mobile application. Our health and wellness offerings were also expanded over the past year to include online claims for our wellness product and the integration of a Wellness Portal in June 2012. Our Wellness Portal offers participants helpful health and wellness information via the internet. Through our Wellness Portal, we offer searchable health and wellness content, educational condition videos, information on over-the-counter and prescription medicines, a symptom checker, nutritional information and recipes, tips, aids, tools and calculators, such as immunization schedules and a calories burned calculator.

Operations

Operation Support Services

We provide operational support services to our clients, including customer support center servicing and claims processing.

Our customer support center servicing team is responsible for handling all incoming calls from our employee participants and is focused on continually improving the participants’ customer service experience. Our team is trained to provide support on all our product offerings and is cross trained to support our claims servicing team. The customer support center servicing team is responsible for resolving any issues or problems an employee participant may have, including: education as to how our programs work; to what benefits an employee participant may be entitled; how to submit a claim for reimbursement; and why an employee participant may need to provide additional detail before a particular transaction is approved. We also have an executive escalations team that is trained to respond to any significant service issues that arise. Our customer support center team serviced approximately 3.1 million calls in 2012.

Our claims servicing team is responsible for processing all incoming claims for payment or reimbursement directly to providers or participants. This team reviews and adjudicates claims to ensure they meet all compliance and employer plan requirements and communicates with participants regarding the status of their claims using our in-house claims center technology tool. Like the customer support center servicing team, the claims servicing team is trained to support the customer support center servicing team when demand dictates. In 2012, the claims servicing team processed approximately 6.8 million claims and card use verification forms.

In an effort to increase our service efficiency and maintain our high-quality high-touch approach, we have outsourced and trained additional resources that we can use to support our customer support center and claims services teams during busy times such as open enrollment. All of these outsourced resources go through the same rigorous training as our own customer support center and claims servicing teams, and we believe that they provide the same level of quality service as our own employees.

Our operations support team is also responsible for processing and coordinating all activities required to support our high volume transaction business, including:

•	managing prepaid funds and reimbursement payments from client employers to settle participant transactions;

•	monitoring all card spending, authorizations and settlements with the transaction processors;

•	delivering electronic and paper statements directly to participants;

•	delivering “explanation of benefits” forms directly to participants;

•	delivering healthcare and commuter cards and passes directly to participants; and

•	managing process improvement projects across our organization.

Our operations support team utilizes both our v5 and WinFlexOne on-demand platforms to deliver products and services to clients and participants. In addition, we have supporting applications provided by third party vendors, the most significant of which is Fidelity National Information Services, which provides card network switching and settlement services, and Fiserv, Inc., which handles fulfillment of our printed healthcare statements, explanation of benefits and payment statements and open enrollment guides.

In 2012, our operations team delivered approximately 2.2 million healthcare and commuter prepaid debit cards, and fulfilled over 10 million commuter products to employees.

We also have a professional services team that is responsible for coordinating all activities related to the implementation, transition and on-board of new employer clients, assisting our existing clients with the addition of new services to their accounts and transitioning clients that we acquire from portfolio purchases to our platforms. This team also coordinates project planning to ensure that the startup of new programs coincide with the employer client’s new plan year and acts as a client liaison to keep the client informed of the implementation status. In addition, our professional services team coordinates the completion of requests for proposals in response to new business prospects and works directly with all other functions in our organization to ensure each employer client receives consistent quality service.

Employer Client Services

We assign each employer client to a regionally aligned account team with a relationship manager who functions as the client’s single point of contact. Our relationship managers are trained on all of our account offerings and receive prompt updates from internal subject matter experts on how regulatory or operational changes may impact a particular program or procedure. Our account service consultants, who are responsible for day-to-day management of client data, and our service account representatives, who are subject matter experts on new or specific aspects of our business, work closely with the relationship manager to ensure that our employer clients receive high-quality consultative service.

We provide assistance to our enterprise clients with their open enrollment processes. Our employer clients have an annual open enrollment period during which their employees have the opportunity to enroll, re-enroll or change their benefit elections for the upcoming plan year. We provide our employer clients with tools, such as educational information, calculators, video, webinars and onsite support to help facilitate their open enrollment and help drive employee participation in our programs.

We also provide both pre- and post-enrollment consultation services to employer clients to ensure that they utilize our services in a way that fits with their overall approach to employee benefit plans for the upcoming year. These consultations include providing employer clients with robust data regarding spend patterns, participation and service utilization, such as website usage, online claims submissions and participant feedback, to ensure maximum employee participation in their benefits programs. Our employer client services team also ensures that any platform or product changes are properly communicated to and adopted by our clients. Examples of these changes include service enhancements, such as online claims processing, the launch of our mobile application and website process changes.

We have relationships with a significant number of regional transit authorities, and have a large catalog of commuter pass offerings. Our employer client services team ensures that our commuter clients’ employee participants are kept informed about rate changes, new pricing schemes and the adoption of new technologies, such as smart cards.

Sales and Business Development

We grow our employer client base through our various sales channels and through other business development efforts.

Sales

We sell our CDB programs to our employer clients through three different sales channels, each of which targets a distinct group of clients.

Enterprise Sales. Our enterprise sales force targets Fortune 1000 companies and generates new large account relationships through employer prospecting, consultant relationships and strategic partnerships. Our sales process includes responding to requests for proposals, making client presentations and providing demonstrations of our v5 platform, and is focused on both securing new accounts as well as cross-selling additional products to existing clients.

SMB Distribution Channel. Our SMB distribution channel complements our enterprise sales channel and consists of third party advisors, including insurance agents and benefits consultants who typically have two to three enterprise clients and several hundred smaller employer clients, and institutional resellers, including regional and national insurance carriers, health plans, payroll providers, commercial banks and TPAs, who sell our CDB programs to smaller employers along with their own complementary products. We provide CDB programs to our resellers who either rebrand our programs under their own name or co-brand the programs with us.

Group Purchasing Organizations. We also sell our programs through group purchasing organizations in which we negotiate a standard service contract with group purchasing organizations that are formed by industry specific employers to cover their members. Once the standard contract and pricing have been negotiated, we are able to add additional employers that are members of the group at a low incremental cost.

Business Development

In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of six TPAs: MHM Resources, or MHM, in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company, or FBM, in November 2010, CS in January 2012 and BCI in December 2012. In addition, we completed one acquisition, TC. We migrate acquired clients to our proprietary technology platforms over time following the completion of a portfolio purchase. The acquired portfolios often contain a mix of large employer clients and SMB clients. In general, larger clients will be transitioned to our v5 platform and smaller clients will be transitioned to the WinFlexOne platform. This process is usually completed over a 12-to-24-month period. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients.

Marketing

We market ourselves as a provider of CDB programs and services through three primary channels.

Public Communications

Our public communications efforts include:

•	Our public websites, which include information about WageWorks, our CDB programs and developments in the CDB industry, generally;

•	Our nationwide media campaign to educate the public about CDBs, which includes broadcast, print and online media stories, as well as utilization of social media;

•	Participation in trade shows, conferences and other events designed to educate the public about CDBs; and

•

Involvement with various industry organizations, such as the Employers Council on Flexible Compensation, the Special Interest Group for IIAS Standards, the HSA Council and the Society of Human Resource Management.

Client Communications

Our client communications initiatives include:

•	Publishing client newsletters with information about us, our products and the industry;

•	Providing clients with educational programs, such as webinars and white papers;

•	Creating education and awareness tools for employees to support clients’ annual open enrollment processes; and

•	Providing clients with regulatory updates and guidance.

Participant Communications

Our participant communications efforts include:

•	Providing open enrollment materials that are easy for participants to understand and use to make a decision;

•	Preparing welcome materials and introductory guides to help new participants get started; and

•	Providing ongoing educational resources for participants regarding program features, benefits and regulatory changes.

We also regularly engage in advocacy efforts to educate legislators and regulators about the importance of retaining and expanding the availability of CDBs for employees. For example, we worked closely with legislators to reestablish parity of the monthly pre-tax benefit caps for the parking and transit statutory limits. In addition, we continue to work to eliminate the forfeiture rule associated with FSAs and to improve the mechanical aspects of Health Reimbursement Arrangements.

Government Regulation

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations.

IRS Regulations

We are subject to applicable Internal Revenue Service regulations, which lay the foundation for tax savings and eligible expenses under the CDB programs we administer. Each year, the IRS issues guidance regarding employee plans.

ERISA

Certain of our CDB programs are covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, which governs the structure of “employee benefits plans.” ERISA does not apply to dependent care FSAs, HSAs or any of our commuter programs, and does not typically apply to agreements with churches or governments. ERISA generally imposes extensive reporting requirements on employers, as well as an obligation to provide detailed disclosure to covered individuals, which includes both employees and beneficiaries. The Department of Labor can bring enforcement actions or assess penalties against employers for failing to comply with ERISA’s requirements. Participants may also file lawsuits against employers under ERISA.

HIPAA, Privacy and Data Security Regulations

In connection with processing data on behalf of our clients and participants, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers. As part of the payment-related aspects of our business, we may also undertake security-related obligations arising out of the Gramm-Leach-Bliley Act and the Payment Card Industry guidelines applicable to card systems.

Department of Labor

The Department of Labor, or the DOL, is responsible for issuing guidance under any component plans that are subject to ERISA, including healthcare FSAs and HRAs.

The DOL issues regulations, technical releases and other pieces of guidance that apply to employee benefit plans generally. In addition, in response to a request by an individual or an organization, the DOL’s Employee Benefits Security Administration may issue an advisory opinion that interprets and applies ERISA to a specific situation, including issues related to consumer-directed healthcare accounts.

Centers for Medicare and Medicaid Services / Department of Health and Human Services

The Centers for Medicare and Medicaid Services, or CMS, is also involved in the oversight of the group health plans we administer as a division of the Department of Health and Human Services, or HHS. In addition to the IRS, Department of Treasury, and the Department of Labor, CMS has responsibility for enforcement and implementation of many of the requirements of health care reform. HHS has responsibility over enforcement of the HIPAA privacy rules.

Healthcare Reform

In March 2010, the federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, or HCERA. These laws amended various provisions in many federal laws, including the Internal Revenue Code of 1986, as amended, or the Code, and ERISA. These amendments include numerous coverage changes affecting group health plans, which now apply to insurers and governmental plans, as well as employer-sponsored health plans, including self-insured plans.

Dodd-Frank Act and Durbin Amendment

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which includes the Durbin Amendment to the Electronic Fund Transfer Act. On June 29, 2011, final rules were issued that implement interchange transaction fee restrictions and prohibitions against payment card network exclusivity arrangements and transaction routing restrictions related to the processing of electronic debit transactions. Although the rules do not include an explicit exemption for health benefit debit cards, they do contain a general purpose reloadable prepaid card exception that exempts almost all of our CDB programs. In addition, the rules call for a delay in the implementation date of the network exclusivity rules until April 1, 2013. We do not currently expect that these rules will have, or are reasonably likely to have, a material adverse impact on our financial condition or operating results.

Competition

The market for CDBs is highly competitive, rapidly evolving and fragmented. Key categories of competitors include:

•	National CDB specialists, such as TASC, Inc.;

•	Health insurance carriers, such as Aetna or UHC;

•	Human resources consulting firms, such as Aon Hewitt;

•	Payroll providers, such as ADP or Ceridian;

•	Small regional TPAs focused on CDBs; and

•	Commercial banks, such as Bank of America.

CDB sales opportunities are presented through a number of different channels and often involve direct competition and requests for proposal processes. Many of our competitors, such as health insurance carriers, payroll providers, human resources consulting firms and commercial banks, offer CDB programs as non-core offerings bundled with their main products and services. We also compete against many regional TPAs who often lack sufficient resources to rapidly implement new technologies or to tailor their operations and service offerings in response to evolving rules and regulations. We further compete against the limited number of other CDB specialists.

Our ability to compete successfully depends on a number of factors, including:

•	our products’ performance and cost relative to that of our competitors;

•	the quality of service that we provide to our employer clients and their employee participants;

•	our ability to easily identify, acquire and integrate client portfolio purchases; and

•	our industry leadership and expertise.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, some of these competitors may choose to devote greater resources to the development, promotion, sale and support of their products and services. We believe our focus on CDB programs, our high quality service and our highly scalable delivery model are the principal basis on which we can compete in the CDB market. We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by our existing competitors or new companies entering our market.

Intellectual Property

Our success depends in part on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patent laws, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have one issued patent which expires in 2027.

Despite our efforts to preserve and protect our proprietary and intellectual property rights, unauthorized third parties may attempt to copy, reverse engineer, or otherwise obtain portions of our products. Competitors may attempt to develop similar products that could compete in the same market as our products. Unauthorized disclosure of our confidential information by our employees or third parties could occur.

Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve, and overlap with other industry segments. Current and future competitors, as well as non-practicing patent holders, could claim at any time that some or all of our products infringe on patents they now hold or might obtain, or be issued in the future.

Employees

At December 31, 2012, we had 1,007 employees, including 873 full-time employees, 18 part-time employees and 116 temporary or seasonal employees. There are 117 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the United States or work remotely from various locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Legal Proceedings

From time-to-time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time-to-time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of December 31, 2012, we are not a party to any litigation whereby the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed six portfolio purchases and one acquisition, including two portfolio purchases and one acquisition in 2012. Our most recent portfolio purchase, the acquisition of Benefit Concepts, Inc., or BCI, was completed in December 2012. Our successful integration of these portfolio purchases and acquisitions into our operations on a cost-effective basis is critical to our future financial performance. While we believe that there are numerous potential portfolio purchases that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and our most recent acquisition may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisition, including:

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in 2012 included additional expenses of $9.1 million due to the purchases of TC and CS. Additionally, from time to time, we may incur material costs related to consolidating our operations following our portfolio purchases and acquisitions.

If we are unable to retain and expand our employer client base and establish new channel partnerships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one to three years for our small- and medium-sized business, or SMB, clients. We also derive revenue from our channel partner agreement with American Family Life Assurance Company, or Aflac, and we may in the future establish new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all.

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

A significant component of our growth strategy is the increased cross-selling of products and services to current and future employer clients. In particular, many of our employer clients use only one of our products so we expect our ability to cross-sell our commuter programs to our healthcare program clients and our healthcare programs to our commuter employer clients to be an important part of this strategy. We may not be successful in cross-selling our products and services if our employer clients find our additional products and services to be unnecessary or unattractive. Any failure to sell additional products and services to current and future clients could materially adversely affect our results of operations, financial condition, business and prospects.

We may be unable to compete effectively against our current and future competitors.

The market for our products and services is highly competitive, rapidly evolving and fragmented. We have numerous competitors, including health insurance carriers, such as Aetna and UHC, human resources consultants and outsourcers, such as Aon Hewitt, payroll providers, such as ADP and Ceridian, national CDB specialists, such as TASC, and regional third party administrators and commercial banks, such as Bank of America. Many of our competitors, including health insurance carriers, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic brokers, insurance carriers, payroll services companies, third party advisors or other parties with which we have relationships, thereby limiting our ability to promote our CDB programs with these parties and limiting the number of brokers available to sell or market our programs. Additionally, the cost of switching to a competing product or service may be too low to prevent our employer clients from moving to a competitor’s product or service. If we are unable to compete effectively with our competitors for any of the foregoing reasons or for any other reasons, our results of operations, financial condition, business and prospects could be materially adversely affected.

Changes in healthcare laws and other regulations applicable to our business may constrain our ability to offer our products and services.

Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations. For instance, when the new debit card network exclusivity restrictions set forth in the Durbin Amendment to the Electronic Fund Transfer Act are implemented in April 2013, we will be required to use at least two unaffiliated networks for our prepaid debit cards and the card issuers and networks may pass a portion of the implementation costs of such changes to us. While we do not currently expect that this will have, or is reasonably likely to have, a material adverse impact on our financial condition or operating results, we will need to continue to monitor the status of this rule as well as other potential changes in laws or regulations that may impact our business as such changes could potentially adversely affect our business, prospects and results of operations. In addition, if the existing law which requires forfeiture of unused flexible spending account balances at the end of the plan year or at the end of an FSA grace period (referred to as the use it or lose it rule) is amended or eliminated, we expect there to be an increased number of participants holding FSAs and we may incur additional costs associated with an increase in personnel in order to accommodate the increased participation rates.

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

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. For example, in 2012, in addition to enhancing our mobile platform, we rolled out a new participant website that includes a technology upgrade, improved navigation, a new look and feel, and mobile and tablet device compatibility. Some of the enhanced capability now available includes the ability for participants to electronically view all claim and receipt images submitted via our participant website or EZ Receipts mobile application. Our health and wellness offerings were also expanded over the past year to include online claims for our wellness product and the integration of a Wellness Portal to provide our users with the most up-to-date health and wellness information. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. In addition, the anticipated benefits of these expanded products and services may not outweigh the costs and resources associated with their development.

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

Our average sales cycle ranges from approximately two months for SMBs to six to nine months for our large institutional clients, and, in some cases, even longer depending on the size of the potential client. Factors that may influence the length of our sales cycle include:

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

The number of accounts that generate revenue is typically greatest during our first calendar quarter due primarily to three factors. First, new employer clients and their employee participants typically begin service on January 1. Second, during the first calendar quarter, we are also servicing the end of plan year activity for existing clients, including assisting our clients initiate the deduction of healthcare premiums on a tax-deferred basis, and employee participants who do not continue participation into the next plan year. Third, we receive the majority of cash for pre-funded accounts from our employer clients in late December or early January, which results in higher cash balances during our first quarter.

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

Our operating expenses increase during the fourth quarter because of increased debit card production and because we increase our customer support center capacity to answer questions from employee participants during the open enrollment periods related to their CDB participation decisions. The cost of providing services peaks in the first quarter as new employee participants contact us for information about their CDBs, and as terminating employee participants submit their final claims for reimbursement.

Our operating results can fluctuate from period-to-period, which could cause our share price to fluctuate.

Fluctuations in our quarterly operating results could cause our stock price to decline rapidly, may lead analysts to change their long-term models for valuing our common stock, could cause short-term liquidity issues, may impact our ability to retain or attract key personnel or cause other anticipated issues. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Our quarterly operating expenses and operating results may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

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

We cannot assure you that, despite the implementation of these security measures, we will not be subject to a security breach or that this data will not be compromised. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, or to pay penalties as a result of such breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data. Any compromise or perceived compromise of our security could damage our reputation with our clients and brokers, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

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

We believe that our existing cash and cash equivalents, combined with our credit line and expected cash flow from operations, will be sufficient to meet our operating and capital requirements, as well as anticipated requirements for potential additional portfolio purchases, for at least the next 12 months. Our business and operations may, however, consume resources faster than we currently anticipate. We intend to continue to make investments to support our business growth, including through additional portfolio purchases of complementary businesses, and may require additional funds in the future to respond to business challenges, including the need to develop new features and platforms, enhance our existing programs or improve our operating infrastructure. Accordingly, we may seek to sell additional equity or debt securities or obtain additional debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential portfolio purchases. We have not made arrangements to obtain additional financing and there can be no assurances that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

As of December 31, 2012, we had $38.2 million of federal and $36.9 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2023 through 2029 for U.S. federal income tax purposes and beginning in 2017 through 2031 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $2.6 million and $1.4 million respectively. The federal research credit carryforwards expire beginning in 2022 through 2031, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards are subject to limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The Company completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of the Company’s follow-on public offering. There were no material common stock transactions between October 9, 2012 and December 31, 2012 that would have caused another ownership change. The ownership change did not result in a limitation of the Company’s utilization of its net operating loss or in its research and development credits expiring unused.

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

VantagePoint Capital Partners holds a high percentage of our common stock, which may limit the ability of our public stockholders to affect significant corporate actions.

As of December 31, 2012, funds affiliated with VantagePoint Capital Partners, or VantagePoint, held approximately 36.8% of our outstanding common stock. In addition, we and VantagePoint are parties to a stockholder agreement related to a number of board of directors, stockholder and related governance matters.

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

•

so long as VantagePoint owns more than 40% of our outstanding voting stock, our stockholders may act by written consent to change the number of authorized directors, remove a director without cause or fill a vacancy on our board of directors (following the closing of our follow-on offering on October 9, 2012, VantagePoint held approximately 31.8% of our outstanding common stock);

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

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we plan to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

As a public company, we are required to maintain a system of effective control over financial reporting. In the past significant deficiencies in our internal control over financial reporting have been identified. If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Since we did not complete any portfolio purchases in 2011, we were unable to remediate the significant deficiency with respect to timely integration of the accounting function of portfolio purchases in 2011; however, in connection with the preparation of our financial statements and the audit of our financial results for 2012, it was determined that we remediated this significant deficiency by assessing earlier the accounting function at the company from which the portfolio is purchased and allocation of needed resources, including the hiring of consultants, to assure timely integration. For example, for the acquisition and portfolio purchases that we have completed in 2012, we have assigned a full-time accounting resource and a consultant to lead the accounting integration of CS, TC and BCI.

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we plan to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 38,249 square feet of space under a lease that expires in December 2014. We have additional facilities in Arizona, California, Colorado, Florida, Kansas, New York, Rhode Island, Vermont and Wisconsin under various leases that will expire between June 2013 and February 2023. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Item 3. Legal Proceedings

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the filing of this Annual Report on Form 10-K, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange, or the NYSE, under the symbol “WAGE” since May 2012. The following table sets forth the range of high and low sales prices on the NYSE of our common stock for the periods indicated, as reported by the NYSE.

	Price Range
	High	Low
Fiscal 2012:
Second Quarter (from May 10, 2012 - June 30, 2012)	$15.40	$10.12
Third Quarter (July 1, 2012 - September 30, 2012)	$18.87	$12.36
Fourth Quarter (October 1, 2012 - December 31, 2012)	$19.79	$17.01

Stockholders

As of February 20, 2013, according to the records of our transfer agent, there were 45 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividends

We have never declared nor paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not currently plan to pay any dividends in the immediate future. The payment of future dividends on the common stock and the rate of such dividends, if any and when not restricted, will be determined by our board of directors in light of our results of operations, financial condition, capital requirements, and any other relevant factors. Currently, our credit facility with Union Bank, N.A. prohibits our payment of any dividends without obtaining its prior written consent, other than dividends payable solely in our common stock.

Sales of Unregistered Securities

On October 25, 2012, we issued and sold an aggregate of 10,057 shares of common stock to two accredited investors in connection with the investors’ cash exercises of outstanding warrants to purchase an aggregate of 10,057 shares of common stock at a per share exercise price of $4.58. The aggregate purchase price paid was $46,061.

On October 29, 2012, we issued and sold 42,834 shares of common stock to ORIX Ventures, LLC, or ORIX, pursuant to the cashless net exercise of an outstanding warrant to purchase 75,000 shares of common stock at a purchase price of $8.20 per share. The number of shares issued upon the net exercise of ORIX’s warrant was reduced by 32,166 shares to effect the net exercise of the warrant in accordance with its terms. We did not receive any cash proceeds from the cashless net exercise of ORIX’s warrant.

On November 14, 2012, we issued and sold an aggregate of 2,659,619 shares of common stock to VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV (Q), L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., or collectively, VPCP, pursuant to the cashless net exercise of outstanding warrants held by VPCP. The warrants were exercisable for an aggregate of 3,514,131 shares of common stock and each had an exercise price of $4.58 per share. The number of shares issued to VPCP upon the net exercise of the warrants was reduced by an aggregate of 854,512 shares to effect the net exercise of the warrants in accordance with their terms. We did not receive any cash proceeds from the cashless net exercise of these warrants.

No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Section 4(2) of the Securities Act of 1933, as amended. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

On May 15, 2012, we closed our initial public offering and sold 7,475,000 shares of common stock (inclusive of 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters). All of the shares offered and sold in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173709), which the SEC declared effective on May 9, 2012. William Blair & Company, L.L.C.; Stifel, Nicolaus & Company, Incorporated; JMP Securities LLC and Needham & Company, LLC acted as the underwriters. The public offering price of the shares sold in the offering was $9.00 per share. The total gross proceeds from the offering to us were $67.3 million. After deducting underwriting discounts and commissions of $4.7 million and offering expenses payable by us of $5.5 million, we received approximately $57.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 10, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000)” from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2012. The chart assumes $100 was invested on May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Operations:
Revenues	$103,273	$108,461	$115,047	$135,637	$177,282
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	49,298	46,802	50,205	55,651	64,647
Sales and marketing, technology and development and general and administrative	49,552	52,792	49,044	55,099	78,029
Amortization and contingent consideration	7,987	8,398	7,764	11,327	15,674

Total operating expense	106,837	107,992	107,013	122,077	158,350
Income (loss) from operations	(3,564)	469	8,034	13,560	18,932
Other income (expense):
Interest income	1,368	851	220	36	36
Interest expense	(1,570)	(1,102)	(188)	(494)	(1,772)
Interest expense: amortization of convertible debt discount	—	(71)	(21,107)	—	—
Other, net	(72)	(286)	(5,413)	351	429

Income (loss) before income taxes	(3,838)	(139)	(18,454)	13,453	17,625
Income tax (provision) benefit	(487)	(495)	1,204	19,868	(7,126)

Net income (loss)	(4,325)	(634)	(17,250)	33,321	10,499
Accretion of redemption premium (expense) benefit	(3,130)	1,037	(6,740)	(6,209)	(2,301)

Net income (loss) attributable to common stockholders	$(7,455)	$403	$(23,990)	$27,112	$8,198

Net income (loss) per share attributable to common stockholders:
Basic	$(4.45)	$0.25	$(15.70)	$17.65	$0.45
Diluted	$(4.45)	$(0.04)	$(15.70)	$1.43	$0.33
Shares Outstanding
Basic	1,674	1,606	1,528	1,536	18,138
Diluted	1,674	16,864	1,528	20,086	24,414

Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,102	$93,261	$104,280	$154,621	$305,052
Working capital	(54,300)	(44,788)	(43,311)	(35,816)	45,908
Total assets	159,615	171,478	206,831	278,696	518,767
Total liabilities	167,892	167,430	182,254	218,584	362,356
Total redeemable convertible preferred stock	49,080	48,043	75,960	82,169	—
Total stockholder’s equity (deficit)	(57,357)	(43,995)	(51,383)	(22,057)	156,411

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A above. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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

We deliver our CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device including computers, smart phones and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

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

Our company was founded in 2000 to provide the administration of tax-free commuter benefits. In early 2003, we expanded our business to include the administration of tax-advantaged healthcare programs with our FSA program. As a result of subsequent portfolio purchases made through 2006, we have broadened our CDB offerings to include HRA, HSA and Consolidated Omnibus Budget Reconciliation Act, or COBRA, programs. In 2007 we purchased MHM Resources, or MHM. The MHM small- and medium-sized business, or SMB, portfolio expanded our existing client base and the MHM technology platform enhanced our service offering to SMBs. Between 2008 and 2010, we made three portfolio purchases that have added to our client base and broadened our opportunities with public sector employers. We completed two additional portfolio purchases in January 2012 and December 2012, completed an acquisition in February 2012 and entered into a channel partner arrangement in April 2012.

We market and sell our CDB programs through multiple channels, including direct sales to large enterprises, direct sales and through brokers to SMBs, direct sales to industry purchasing and affiliate groups and through channel partners. Our enterprise sales force targets Fortune 1000 companies and generates new large account relationships through employer prospecting, consultant relationships and strategic partnerships. Our SMB distribution channel complements our enterprise sales channel. It consists of third-party advisors and institutional brokers that sell our CDB programs along with their own complementary products to SMBs. We also sell our services through group purchasing organizations of industry-specific employers with which we negotiate a standard service contract that covers their member entities. Our average sales cycle ranges from approximately two months for SMBs to six to nine months for our large institutional clients.

Our CDB agreements with our larger employer clients, which we refer to as enterprise clients, are typically for three-year terms and provide for monthly fees based on the number of employee participants enrolled in our programs. We price our services based on the estimated number and types of claims, whether payment processing and client support activities will be provided within or outside of the United States, the estimated number of calls to our customer support center and any specific client requirements. Almost all of the healthcare benefit plans we service on behalf of our enterprise clients are subject to contractual minimum monthly billing amounts. Generally, such minimum billing amounts are subject to upward revision on a monthly basis as our employer clients hire new employees who elect to participate in our programs, but generally are not subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. For our SMB clients, our agreements are typically for one to three year terms and the monthly fee remains constant for the plan year. In some cases, the agreements provide that the monthly fee is subject to upward revision when there is a 10% or greater increase in the number of employee participants during the plan year.

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

We offer prepaid debit cards for use in conjunction with almost all of the plans that we administer. These prepaid debit cards are offered in coordination with commercial banks and card associations. We receive interchange fees from employee participants’ prepaid debit card transactions, which are calculated as a percentage of the expenses transacted on each card. Although the rules do not include an explicit exemption for health benefit cards, these interchange fees are exempt from the Durbin Amendment because there is an exception for general purpose reloadable prepaid cards and some of such cards also fall outside the definitions that establish the scope of coverage. In addition to interchange fees, we also derive revenue through our wholesale card program from fees we charge to assist third party administrators, or TPAs, in issuing our prepaid debit cards to their employee participant groups and in selling their administrative services utilizing our prepaid debit cards to new employee participants. We have historically experienced seasonality in healthcare interchange revenue, which is typically the highest during the first quarter of the year because participants are either using their newly available balances for the current plan year or spending any remaining funds available from the prior plan year during the prior plan year’s grace period. A grace period is generally established by employer clients as January 1 through March 15 of the succeeding plan year and is the period during which employee participants can access funds from the prior plan year’s FSA account. Healthcare interchange revenue generally declines through the second and third quarters and is subject to a small increase in December as some employee participants strive to use their remaining account balances before the end of the plan year.

We also offer transit passes from various transit agencies, which we purchase on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue.

Our cost of revenues typically varies with our revenue and is, therefore, impacted by the seasonality of our business. We incur higher expenses in the first quarter associated with increased headcount in the form of temporary workers, consultants and other outsourced services that are required to cover the increased call volume and activity associated with the commencement of the new plan year. The need for these resources diminishes in the second and third quarters, but increases again in the fourth quarter when we provide services to our employer clients during their open enrollment periods. We also incur higher debit card production expenses in the fourth quarter.

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

Consistent with this acquisition strategy, we have made six portfolio purchases since 2007, which include MHM, in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company or FBM, in November 2010, and the assets of The Choice Care Card, LLC, also known as Choice Strategies, or CS, in January 2012 and Benefit Concept, Inc., or BCI, in December 2012. In addition, we completed one acquisition, in which we acquired TransitCenter, Inc. (a business we refer to as TransitChek or TC) in February 2012. These portfolio purchases and this acquisition have enabled us to expand our employer client base, particularly in the SMB and public sector markets, and provided an opportunity to cross-sell additional CDB services to our newly acquired employer clients. The purchases of CB and PBS increased our COBRA service offerings, and the purchase of the

FBM portfolio expanded our service capabilities to public sector clients. Our model for these portfolio purchases generally involves a payment at closing of the transaction and contingent payments based on achievement of revenue growth targets. Portfolio purchases may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues in the short term as we migrate acquired clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase and we intend to continue executing our focused strategy of portfolio purchases to broaden our employer client base. The acquisition of TC enabled us to further expand our commuter tax-advantaged benefit offerings in the SMB market with products tailored to SMB needs. We believe this acquisition will help solidify our position as a leading provider of commuter-related CDBs.

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. Additionally, from time to time, we may incur material costs related to consolidating our operations following our portfolio purchases and acquisitions.

Choice Strategies Portfolio Purchase

In January 2012, we acquired all of the operating assets of CS, a third party administrator of predominantly SMB HRA accounts, based in Vermont. CS added approximately 5,100 employer clients, primarily in New England, to our existing business.

TransitCenter Asset Acquisition

In February 2012, we acquired all of the operating assets of TC. TC is exclusively focused on tax advantaged programs for consumer-directed commuter benefits (transit and parking) and serves predominantly SMB employer clients largely concentrated in the New York Metropolitan market. TC offers two variations of commuter programs—TransitChek Basic and TransitChek Premium.

The aggregate non-contingent portion of the purchase price paid in cash for the CS and TC transactions totaled $39.9 million. Of this amount, $39.1 million was paid in January and February 2012. These payments were primarily financed through our revolving credit facility with Union Bank, N.A. In the third quarter of 2012, we paid $5.4 million and $5.2 million of contingent payments to TC and CS, respectively. We currently anticipate an estimated future contingent payment to CS totaling approximately $6.7 million.

Aflac Channel Partner Arrangement

In April 2012, we entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business was substantially transitioned to us from July 2012 through December 2012. In conjunction with the transition, Aflac and we also entered into a separate reseller arrangement pursuant to which Aflac agents will sell our FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

The timing of the transition of revenue to us and the one time conversion payments to Aflac are dependent upon the employer clients executing new agreements, a process controlled by our new channel partner and the particular employer client. In 2012, we paid Aflac $6.0 million of one-time conversion payments in connection with employer clients that have transitioned to us. We expect to pay an additional $0.8 million of one-time conversion payments to Aflac in 2013. The conversion payments are calculated as a function of the expected annual revenue for each employer client. The one-time conversion payments incurred to date have been capitalized and are being amortized over the expected life of the relationships. We have incurred approximately

$0.5 million of one-time transition costs through the year ended December 31, 2012, which are primarily cost of revenue, in advance of revenue.

Benefit Concepts, Inc. Acquisition

In December 2012, we acquired BCI, a third party administrator of Consumer-Directed Benefits, such as, Flexible Spending Accounts, Health Reimbursement Arrangements and COBRA benefits continuation services based in East Providence, Rhode Island. This acquisition added a new regional base of customers and participant relationships and further strengthens our position in the Consumer-Directed Benefits market. The aggregate noncontingent portion of the purchase price was $17.0 million and was paid in cash on December 31, 2012.

The purchase price also includes a contingent element that requires us to pay the former owners of BCI additional amounts in 2014 and 2015 based upon annualized revenues of BCI for 2014 and 2015, respectively. The initial fair value of the contingent element totaled $11.8 million based on BCI’s forecasted annualized revenues for 2014 and 2015.

Initial Public Offering

On May 15, 2012, we closed our initial public offering, or the IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective by the SEC on May 9, 2012 (the Effective Date). In connection with the IPO, we sold 7,475,000 shares of common stock to the public at a price of $9.00 per share, which included 975,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters. We received aggregate proceeds of $62.6 million from the initial public offering and the underwriters’ overallotment option, net of underwriters’ discounts and commissions.

Follow-On Offering

On October 9, 2012, we closed a follow-on public offering in which we sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $16.5 million, net of underwriters’ discounts and commissions. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. We did not receive any proceeds from the sale of shares by the selling stockholders other than $1.7 million representing the exercise price of the warrants that were exercised by a selling stockholder in connection with the offering.

Consolidation of Operations

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

Healthcare Revenue

We derive our healthcare revenue from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ healthcare FSA, dependent care FSA, HRA and HSA tax-advantaged accounts. Our fee is generally fixed for the duration of the written agreement with our employer client, which is typically three years for our enterprise clients and one to three years for our SMB clients. These fees are paid to us on a monthly basis by our employer clients, and the related services are made available to employee participants pursuant to written agreements between us and each employer client. Almost all of the healthcare benefit plans we service on behalf of our enterprise employer clients are subject to contractual minimum monthly billing amounts. Generally, such minimum billing amounts are subject to upward revision on a monthly basis as our employer clients hire new employees who elect to participate in our programs, but generally are not subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. For SMB employer clients, the monthly fee remains constant for the plan year unless there is a 10% or greater increase in the number of employee participants in which case it is subject to upward revision. Revenue is recognized monthly as services are rendered under our written service agreements.

We also earn interchange revenue from debit cards used by employee participants in connection with all of our healthcare programs and through our wholesale card program, which we recognize monthly based on reports received from third parties. We also earn revenue from self-service plan kits called Premium Only Plan kits, or POP revenue.

Commuter Revenue

For our Commuter Express, COM and CAM, we derive our commuter revenue from monthly service fees paid by our employer clients, interchange revenue that we receive from debit cards used by employee participants in connection with our commuter solutions and revenue from the sale of transit passes used in our commuter solutions. Our fees from employer clients are normally paid monthly in arrears based on the number of employee participants enrolled for the month. Most agreements have volume tiers that adjust the per participant price based upon the number of participants enrolled during that month. Revenue is recognized monthly as services are rendered under these written service agreements. We earn interchange revenue from the debit cards used by employee participants in connection with our commuter programs, which we recognize monthly based on reports received from third parties. We also receive commissions from transit passes, which we purchase from various transit agencies on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Revenue from our TC operations is derived from two programs that are similar in size: TransitChek Basic and TransitChek Premium. Revenue from the TransitChek Basic program is based on a percentage of the face value of the transit and parking passes ordered by employer clients and revenue from the TransitChek Premium program is derived from monthly service fees paid by employer clients based on the number of participants. In both programs, revenues also include interchange revenue that we receive from debit cards used by employee participants in connection with our commuter solutions. We also recognize revenue on our estimate of certain passes that will expire unused over the estimated useful life of the passes, as the amounts paid for these passes are nonrefundable to both the employer client and the employee participant.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations and other marketing expenses.

General and Administrative

General and administrative expenses include personnel and related expenses of and professional fees incurred by our executive, finance, legal, human resources and facilities departments.

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

We also amortize acquired intangible assets consisting primarily of employer client agreements and relationships and broker relationships. Employer client agreements and relationships and broker relationships are amortized on a straight-line basis over an average estimated life.

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

Gain (Loss) on Revaluation of Warrants

We account for freestanding warrants that are exercisable into shares of potentially redeemable preferred stock as liabilities by marking-to-market those warrants at each reporting period from the warrant issuance date until their exercise date or expiration. The changes resulting from marking-to-market are presented in our consolidated statements of operations as gain (loss) on revaluation of warrants. Upon the automatic conversion of our preferred stock into common stock in connection with the closing of our IPO in May 2012, the warrants became exercisable for shares of common stock. As the warrant is no longer exercisable into share of redeemable preferred stock, we will no longer record any mark-to-market changes in the fair value of the warrant in the consolidated statements of operations.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of December 31, 2012, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

At December 31, 2012, we had federal and state operating loss carryforwards of approximately $38.2 million and $36.9 million, respectively, available to offset future regular and alternative minimum taxable income. Our federal net operating loss carryforwards expire in the years 2023 through 2029, if not utilized. The state net operating loss carryforwards expire in the years 2017 through 2031. The federal and state amounts include tax deduction benefits related to stock options in the amount of $2.7 million and $1.2 million, respectively, that will be booked to additional paid-in capital and that will benefit the tax provision when utilized. We also have tax deductible goodwill related to asset acquisitions. The cumulative amount of amortization deductions through 2012 is $9.3 million.

The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2012. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. As the law enactment is a subsequent event, no tax benefit from claiming the federal research and development credit has been considered for 2012.

In addition, we had federal and California research and development credit carryforwards of approximately $2.6 million and $1.4 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2031, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

Our ability to utilize the net operating losses and tax credit carryforwards are subject to limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of our follow-on public offering, which resulted in an ownership change. There were no material common stock transactions between October 9, 2012 and December 31, 2012 that would have caused another ownership change. The ownership change did not result in a limitation of our utilization of our net operating loss or in its research and development credits expiring unused.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, our provision for income taxes could be materially affected.

Accretion of Redemption Premium

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the completion of our IPO in May 2012, the redeemable preferred shares converted to common shares that are not redeemable. We performed the final re-measurement of the redeemable preferred stock at the effective date and the preferred stock was then reclassified from the mezzanine to equity. Subsequent to the effective date of the IPO, we will no longer record accretion of redeemable preferred shares.

Critical Accounting Policies and Significant Management Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. In addition, please refer to the “Notes to Consolidated Financial Statements” for further discussion of our accounting policies.

Revenue Recognition

We report revenue for the following product lines: healthcare, commuter and other services.

We recognize revenue when the following criteria are met: collectability is reasonably assured, delivery has occurred, persuasive evidence of an arrangement exists and there is a fixed or determinable fee.

Healthcare and commuter programs include revenues generated from benefit service fees based on employee participant levels, fees based on a percentage of the face value of the transit and parking passes, interchange and other commission fees. The criteria above are generally met each month as we deliver services to our employer clients and their employee participants.

Most of our employee participants utilize prepaid debit cards to pay for their qualified healthcare and commuter expenses and we receive fees, known as interchange, that represent a percentage of the expenses transacted on each card. We also receive commissions from transit passes that we purchase from various transit agencies on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue. In addition, we recognize revenue on our estimate of passes that will expire unused over the estimated useful life of the passes, as the amounts paid for these passes are nonrefundable to both the employer client and the employee participant.

Valuation of Long-Lived Assets and Goodwill

Long-lived assets, such as property, equipment, acquired intangibles and capitalized internal use software subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable such as: (i) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (ii) a significant adverse change in legal factors or in the business climate that could affect its value, or (iii) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with its use.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. An asset group is the lowest level at which cash flows can be identified that are largely independent of the cash flows of other asset groups. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. With the exception of MHM, we have determined that the entity level is the lowest level at which cash flows can be identified that are largely independent of the cash flows of other assets and liabilities as our revenue is interdependent on the revenue-producing activities and significant shared operating activities of all long-lived assets. The entity level is the aggregation of our three revenue streams arising from the administration of employer client sponsored healthcare programs, commuter programs and other programs. We have identified the long-lived assets of MHM as a separate asset group because we believe that the financial information available is sufficient to determine the cash inflows and outflows of certain MHM assets. Management evaluates on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We perform an annual goodwill impairment test on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The impairment tests are performed in accordance with FASB ASC 350, Intangibles—Goodwill and Other, or ASC 350. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If we determine that the estimated fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill in a manner similar to a purchase price allocation. In September 2011, the FASB issued new guidance intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments also expand upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We adopted the new guidance in the fourth quarter of 2012. In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, our specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. At December 31, 2012, based on the qualitative evaluation performed, management determined that it is not more likely than not that goodwill is impaired and the two-step goodwill impairment test was not deemed necessary.

When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, our one reporting unit was determined to be the Company’s one operating segment in accordance with FASB ASC 280, Segment Reporting.

To date, we have not made any impairment adjustments to goodwill, as the fair value of our reporting unit in all prior years has always exceeded our carrying value by a significant amount.

Income Taxes

We are subject to income taxes in the United States. Significant judgments are required in determining the consolidated provision for income taxes.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2012, our unrecognized tax benefits approximated $2.5 million, and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Management periodically evaluates if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality (objective compared to subjective) is necessary to overcome negative evidence.

In the future, if there is a significant negative change in our operating results or the other factors that were considered in making this determination, we could be required to record a valuation allowance against our deferred tax assets. Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in capital if the associated deferred tax asset relates to windfall stock option deductions on the exercise of stock options.

Stock-Based Compensation

Stock-based compensation for stock awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price and related volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends. The following table sets forth the assumptions made with respect to these issues during 2010, 2011 and 2012.

	Year Ended December 31,
	2010	2011	2012
Weighted average fair value of underlying stock per share	$5.58	$11.24	$10.66
Expected volatility	48.33%	55.78%	52.79%
Risk-free interest rate	2.43%	2.58%	1.26%
Expected term	6.9 years	5.9 years	6.6 years
Dividend yield	—%	—%	—%

We changed our method of estimating expected term in 2010 from using historical and observed exercises to using the “simplified” method as an estimate of expected term. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We true-up our forfeitures monthly to vested amounts. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Prior to the date our common stock began trading on the NYSE, the fair value of common stock had been approved by the board of directors at each grant date based on a variety of factors, including periodic valuations of our common stock, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies arm’s-length sales of our common stock, and the illiquid nature of common stock. Since our initial public offering, we determine the fair value of our common stock based on the closing price as quoted on the NYSE, of our common stock on the stock option grant date.

Accretion of Redemption Premium

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the closing date of our IPO in May 2012, all outstanding redeemable preferred shares were converted into shares of common stock which is non-redeemable. We performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity at the closing of the IPO. We therefore did not record accretion of redeemable preferred shares during the third and fourth quarters of 2012.

Results of Operations

Revenue

	Year Ended December 31,			Change from prior year
	2010	2011	2012	2011	2012
	(in thousands)
Revenue:
Healthcare	$75,771	$90,917	$112,905	20%	24%
Commuter	29,304	33,325	51,817	14%	55%
Other	9,972	11,395	12,560	14%	10%

Total revenue	$115,047	$135,637	$177,282	18%	31%

Healthcare Revenue

The $22.0 million increase in healthcare revenue from 2011 to 2012 was primarily driven by the inclusion of a full year of post-purchase revenue of $13.8 million for CS, which was acquired in January 2012. Healthcare revenue was further driven by a $7.0 million increase in FSA, HRA and HSA revenue due to greater employee participation in our programs during 2012 as compared to 2011, and higher interchange fees of $2.4 million due to increased debit card usage as well as an increase in the number of debit cards issued. The increases in healthcare revenue were partially offset by a decrease of $1.2 million in Premium Only Plan kits, or POP, revenue during 2012 as compared to 2011. These are self-service plan kits that we provide to employer clients to initiate the deduction of healthcare premiums on a tax deferred basis.

The $15.1 million increase in healthcare revenue from 2010 to 2011 was primarily driven by the inclusion of a full year of post-purchase revenue of $4.4 million and $8.9 million for PBS and FBM, which were acquired in August 2010 and November 2010, respectively. Healthcare revenue also increased due to $1.2 million of increased revenue from SMB employer clients, which includes $0.5 million of increased Premium Only Plan kits revenue.

Commuter Revenue

The $18.5 million increase in commuter revenue from 2011 to 2012 was primarily driven by the inclusion of a full year of post-purchase revenue of $17.8 million for TC, which was acquired in February 2012. Commuter revenue was further increased by $0.4 million due to increased participation in our commuter programs and by $0.2 million from interchange revenue as a result of increased prepaid debit card usage as well as an increase in the number of debit cards issued.

The $4.0 million increase in commuter revenue from 2010 to 2011 was primarily driven by an increased number of employee participants and the addition of a large employer client in the first quarter of 2011. Commuter interchange revenue also increased by $0.9 million as a result of increased prepaid debit card usage.

Other Revenue

The $1.2 million increase in other revenue from 2011 to 2012 was driven by an increase in COBRA revenue and direct billing services.

The $1.4 million increase in other revenue from 2010 to 2011 was primarily driven by the inclusion of a full year of post-purchase COBRA revenue of $1.6 million and $1.4 million for PBS and FBM, respectively. These increases were offset, in part, by decreases in COBRA revenue, in part due to the loss of employee participants and, in part, due to the ending of the American Recovery and Reinvestment Act (ARRA), which provided a subsidy for COBRA benefits.

Cost of Revenue

	Year Ended December 31,			Change from prior year
	2010	2011	2012	2011	2012
	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$50,205	$55,651	$64,647	11%	16%
Percent of revenue	44%	41%	36%

The $9.0 million increase in cost of revenues (excluding amortization of internal use software) from 2011 to 2012 was driven by the inclusion of approximately $9.1 million in post-purchase expenses for CS and TC, primarily related to salaries and personnel-related costs, as well as an increase of $0.9 million in temporary workers expense and $0.4 million in outsourcing services as a result of increased processing and client support activities. These increases were offset in part by decreases in depreciation expense of $0.5 million, due to assets becoming fully depreciated and decreases in salaries and personnel-related costs of $0.4 million primarily as a result of the integration of PBS and FBM. In 2012, there was a net processing loss of $0.3 million for the year compared to a net processing loss of $0.5 million for 2011. The lower net processing loss for 2012 was primarily the result of a favorable adjustment due to the recognition of transit agency credits. The cost of revenues decreased as a percentage of revenue for 2012 as compared to 2011 by 5%, primarily due to the TC acquisition that added to our commuter revenue, which has lower direct expenses relative to healthcare revenue which experiences higher claims processing costs.

The $5.4 million increase in cost of revenues (excluding amortization of internal use software) from 2010 to 2011 was primarily driven by the inclusion of a full year of post-purchase expenses for PBS and FBM of $10.4 million. These increases were offset, in part, by a $1.7 million decrease in costs as a result of substantially completing the integration of CB and a decrease in outsourced services expense of $0.8 million primarily related to savings from a negotiated reduction in rates with a third party vendor. In addition, payroll and related expenses and temporary worker expense decreased $1.1 million due to operations consolidation, the termination of ARRA and a decrease in depreciation expense of $0.5 million. The decrease in cost of revenues as a percentage of revenue was due to the significant increase in revenue and the cost reduction items discussed above.

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

Technology and Development

	Year Ended December 31,			Change from prior year
	2010	2011	2012	2011	2012
	(in thousands)
Technology and development	$12,640	$13,526	$18,849	7%	39%
Percent of revenue	11%	10%	10%

The $5.3 million increase in technology and development expenses from 2011 to 2012 was driven by the inclusion of approximately $4.0 million in post-purchase expenses for CS and TC, primarily related to salaries and personnel-related costs. This increase was also driven by an increase in temporary help, consulting services and salaries and personnel-related costs of $3.7 million, due to continued investment in improving the functionality of our platform and mobile features. These costs were partly offset by an increase in expenditures qualifying for capitalization of $2.4 million in 2012 related to implementation of additional features and functionality to our platform.

The $0.9 million increase in technology and development expenses from 2010 to 2011 was primarily driven by an increase in salaries and personnel-related costs of approximately $1.5 million, an increase in outsourced services and temporary help and consulting services of $1.0 million related to the reporting capability and functionality of our platform and $0.9 million in Shared Services Agreement expenses paid to FBMC for support provided to certain acquired customer contracts. These increases were partially offset by a $2.3 million increase in the expenditures qualifying for capitalization in 2011 related to implementation of additional mobile features for our platform, mobile applications for our SMB client base as well as the development of functionality and integration of our COBRA platform. The decrease in technology and development expenses as a percentage of revenue was primarily due to the significant increase in revenue.

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

Sales and Marketing

	Year Ended December 31,			Change from prior year
	2010	2011	2012	2011	2012
	(in thousands)
Sales and marketing	$18,173	$20,697	$30,341	14%	47%
Percent of revenue	16%	15%	17%

The $9.6 million increase in sales and marketing expense from 2011 to 2012 was primarily due to the acquisition of CS and TC, which increased sales and marketing expense by $8.0 million, primarily related to salaries and personnel-related costs and commission sales expense. Salaries and personnel-related costs also increased by $1.7 million due to increased hiring of sales and marketing personnel outside of CS and TC.

The $2.5 million increase in sales and marketing expense from 2010 to 2011 was primarily driven by $2.5 million of additional expense arising from the acquisition of PBS and FBM. Excluding PBS and FBM, payroll and related expenses increased by approximately $0.8 million due to increased headcount associated with the growth of our business. These increases were partially offset by decreases of $0.4 million related to the completion of a public relations campaign and $0.2 million of advertising expense. The decrease in sales and marketing expense as a percentage of revenue was due to the significant increase in revenue.

Sales and marketing expense as a percentage of revenue increased in 2012 as compared to 2011 by 2%. This increase was primarily due to our TC acquisition and CS portfolio purchase having higher relative sales and marketing expenses as a percentage of revenue.

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

General and Administrative

	Year Ended December 31,			Change from prior year
	2010	2011	2012	2011	2012
	(in thousands)
General and administrative	$18,231	$20,876	$28,839	15%	38%
Percent of revenue	16%	16%	16%

The $8.0 million increase in general and administrative expense from 2011 to 2012 was primarily due to the inclusion of approximately $4.8 million in post-purchase expenses for CS and TC, primarily related to salaries and personnel-related costs. General and administrative expenses also increased by $1.4 million due to increased professional and consulting expenses and salaries and personnel-related costs, resulting from continued efforts to enhance our control environment and to meet other requirements of being a public company and other compensation costs. General and administrative expenses also increased by $1.1 million due to additional stock-based compensation expense incurred during 2012 as a result of the vesting of performance-based option grants at the closing of our IPO, a one-time adjustment related to past grants and additional expense from stock option grants made during 2012. The remaining $0.7 million increase in general and administrative expenses was primarily driven by increased allocation of facilities costs to general and administrative departments as a result of increased headcount.

The $2.6 million increase in general and administrative expenses from 2010 to 2011 was primarily driven by an increase in payroll and related expenses, professional services expense and outsourced services expense aggregating approximately $3.3 million primarily due to our preparation to become a public company. These increases were partially offset by a $0.8 million decrease in temporary help and consulting services due to the completion of finance related infrastructure projects in 2010.

As we continue to grow, we expect our general and administrative expenses to increase in dollar amount as we expand general and administrative headcount to support our continued growth and due to the increased expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year
	2010	2011	2012	2011	2012
	(in thousands)
Amortization and change in contingent consideration	$7,764	$11,327	$15,674	46%	38%

Our amortization and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangibles and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquired intangibles are also amortized over their useful lives.

The $4.3 million increase in amortization and change in contingent consideration from 2011 to 2012 was primarily due to a $3.9 million increase in amortization of acquired intangible assets driven by the CS portfolio purchase and TC acquisition.

The $3.6 million increase in amortization and change in contingent consideration from 2010 to 2011 was primarily due to charges of $1.4 million and $1.3 million, respectively, for contingent consideration related to our PBS and FBM portfolio purchases. These increases were driven by increases in revenue levels achieved and forecasted to be achieved in 2012. Amortization of acquired intangible assets increased $0.5 million due to the inclusion of a full year of post-purchase amortization of acquired intangible assets related to FBM and PBS.

Other Income (Expense)

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Interest income	$220	$36	$36
Interest expense	(188)	(494)	(1,772)
Interest expense: amortization of convertible debt discount	(21,107)	—	—
Other income	—	—	48

The increase in interest expense from 2011 to 2012 was due to the increase in the amount borrowed under our credit facility with Union Bank, N.A. in 2012 to finance the TC acquisition.

The increase in interest expense from 2010 to 2011 was primarily due to the increase in the outstanding amount borrowed under our credit facility with Union Bank, N.A. in 2011 as compared to 2010.

The absence of amortization of convertible debt discount in 2011 is due to the full amortization of the convertible notes in 2010 and the conversion of the notes to equity in July 2010.

Revaluation of Warrants

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Gain (loss) on revaluation of warrants	$(5,413)	$351	$381

Upon the closing of our IPO in May 2012 and the automatic conversion of the outstanding shares of our preferred stock into shares of common stock, the warrant for Series C redeemable preferred stock became exercisable for shares of common stock. We performed the final re-measurement of the warrant for Series C redeemable preferred stock at the closing date and the warrant was then reclassified from liability to equity. We did not record any mark-to-market changes in the fair value of these warrants in the statement of operations during the third and fourth quarters of 2012.

The mark-to-market adjustment related to our outstanding warrants for Series C redeemable preferred stock was a $0.4 million gain for the year ended December 31, 2011 primarily due to a decline in the underlying fair market value of our Series C redeemable preferred stock.

Income Taxes

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Income tax (provision) benefit	$1,204	$19,868	$(7,126)

The change from 2011 to 2012 was primarily related to the release of the $25.9 million valuation allowance in 2011 and the result of increases in federal income taxes, driven by higher taxable income year over year.

The change from 2010 to 2011 was primarily related to the release of the $25.9 million valuation allowance at December 31, 2011. In the fourth quarter of 2011, we determined that the positive evidence of taxable income coupled with our forecasted profitability outweighed the negative evidence of prior losses. We deferred action on the release of the valuation allowance until the fourth quarter of 2011 when we had visibility into our 2012 enrollment levels, including enrollment and a full year of results from our 2010 portfolio purchases.

Accretion of Redemption Premium

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Accretion of redemption premium expense	$(6,740)	$(6,209)	$(2,301)

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the closing date of our IPO in May 2012, all outstanding redeemable preferred shares were converted into shares of common stock which is non-redeemable. We performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity at the closing of the IPO. We therefore did not record accretion of redeemable preferred shares during the third and fourth quarters of 2012.

Liquidity and Capital Resources

At December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $305.1 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our May 2012 IPO, we raised aggregate gross proceeds of $67.3 million; after deducting underwriting discounts and commissions of $4.7 million and offering expenses payable by us of $5.5 million, we received approximately $57.0 million. In October 2012, we raised aggregate gross proceeds of $17.5 million from our follow-on public offering; after deducting underwriting discounts and commissions of $1.0 million and offering expenses payable by us of approximately $0.9 million we received approximately $15.5 million.

Prior to our public offerings, our operations had been financed primarily through cash flows from operating activities, the sale of convertible preferred stock and short and long-term borrowings.

We believe that our existing cash and cash equivalents, expected cash flow from operations, and net proceeds from our public offerings will be sufficient to meet our operating and capital requirements, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases; we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Union Bank Credit Facility

In the fourth quarter of 2012, the Company entered into a Credit Agreement, or Revolver, with Union Bank, N.A., or UB to amend and restate the Company’s existing credit facility and increase the aggregate principal amount that could be borrowed to $75.0 million from $50.0 million. As of December 31, 2012, the Company had

$44.6 million outstanding under the Revolver with UB. UB had issued a letter of credit for $5.4 million in the first quarter of 2012 related to a contingent payment for the TC acquisition. In the third quarter of 2012, the Company used its existing cash to pay the $5.4 million and the letter of credit was allowed to expire. As collateral for the Revolver, the Company granted UB a security interest in all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

Under the amended terms of the Revolver, each new loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at the Company’s option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The interest rate applicable to loans outstanding at December 31, 2012 ranged from 2.81% to 3.23%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

The Revolver contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a ratio of indebtedness to EBITDA, a debt service coverage ratio and a minimum consolidated net worth covenant. The Company is obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type.

The Revolver contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may declare the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents as of December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012
	(in thousands)
Cash and cash equivalents, end of year	$154,621	$305,052
Working capital	(35,816)	45,908
Total stockholder’s equity (deficit)	(22,057)	156,411

The following table presents information regarding our cash flows for the years ended December 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by operating activities	$20,476	$55,189	$56,133
Net cash used in investing activities	(12,299)	(12,594)	(8,295)
Net cash provided by financing activities	2,842	7,746	102,593

Net increase in cash and cash equivalents	$11,019	$50,341	$150,431

Cash Flows from Operating Activities

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by operating activities	$20,476	$55,189	$56,133

Net cash provided by operating activities in 2012 resulted primarily from our net income of $10.5 million being adjusted for the following non-cash items: depreciation, amortization and change in contingent consideration aggregating $18.6 million, deferred taxes of $6.7 million and stock-based compensation of $3.8 million. Cash from operating activities increased by $23.7 million for customer obligations primarily due to the increase in prefunds and the timing of our billings and employer client payments. Operating cash flow was further increased by changes in accounts payable and accrued expenses of $5.1 million primarily from an increase in transit agency payables as a result of the TC acquisition. These cash flows were offset in part by increases in accounts receivable balance of approximately $5.5 million due to the timing of collections and overall increases from the various 2012 acquisitions, $3.4 million in charges to the statement of operations for changes in the value of contingent consideration in excess of the initial measurement and $2.7 million due to net changes in prepaid expenses and other current assets driven by offering costs related to our initial public offering and follow-on offering.

Net cash provided by operating activities in 2011 resulted primarily from our net income of $33.3 million being adjusted for the following non-cash items: depreciation, amortization and change in contingent consideration aggregating $14.5 million and stock-based compensation of $2.2 million offset by a $20.2 million increase in deferred tax assets, primarily as a result of releasing the valuation allowance. Cash from operating activities was further increased by $28.9 million of customer obligations primarily due to the increase in our commuter elections, an increase in prefunds and the timing of our billings and employer client payments. These cash flows were offset in part by a $4.0 million increase in prepaid expenses and other current assets, primarily due to prepaid expenses related to our public offering.

Net cash provided by operating activities in 2010 resulted primarily from our net loss of $17.3 million being adjusted for the following non-cash items: amortization of convertible debt discount of $21.1 million, depreciation and amortization of $11.9 million, change in the fair value of our Series C and Series E-1 warrants of $5.4 million and stock-based compensation of $2.4 million. We also experienced a $1.5 million increase in prefunds due to the timing of our billings and employer client payments as discussed in “Liquidity and Capital Resources—Prefunds.” These cash flows were offset in part by a $1.3 million change in deferred taxes primarily related to our PBS acquisition and a $2.1 million increase in accounts receivable attributable to our increased revenue volume.

Cash Flows from Investing Activities

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash used in investing activities	$(12,299)	$(12,594)	$(8,295)

Net cash used in investing activities in 2012 was primarily the result of $12.3 million of capitalized internal use software and purchased equipment, which was largely related to further upgrades to our product platform. In connection with the Aflac channel partner arrangement, we also paid Aflac $6.0 million for the employer clients that have transitioned to us. These outflows were partially offset by cash acquired in connection with our CS and BCI portfolio purchases as well as the TC acquisition exceeding the cash payments made for these acquisitions.

Net cash used in investing activities in 2011 was primarily a result of $9.4 million of capitalized internal use software and purchased equipment principally related to enhancing the functionality of our platform and a $1.9 million cash payment, net of cash received, made in connection with our FBM portfolio purchase. We also used cash to increase our restricted cash by $1.3 million, in preparation for our CS portfolio purchase on January 3, 2012.

Net cash used in investing activities in 2010 was primarily a result of $7.3 million of capitalized internal use software and purchased equipment, which was largely related to further upgrades to our product platform and control environment. Some of our major projects for the year included the implementation of mobile features for our platform, such as our mobile application for use on Apple iPhone® and iPad® devices, the final stage of the daily settlement system implementation, increased automation for our COBRA services and significant platform changes to accommodate unique client requirements. We also used $5.0 million of cash, net of cash received, for payments made in connection with the purchases of CB, PBS and FBM.

Cash Flows from Financing Activities

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by financing activities	$2,842	$7,746	$102,593

Net cash provided by financing activities in 2012 was due to $62.6 million and $16.5 million received in connection with our initial public offering and follow-on offering, respectively, as well as $29.5 million in draw downs on our credit facility to fund payments for our TC acquisition and CS portfolio purchase that took place in the first quarter of 2012. Financing inflows were further increased by $7.0 million from cash received from the exercise of warrants, exercise of stock options and the issuance of common stock related to our employee stock purchase plan, partially offset by contingent consideration payments of $14.7 million related to PBS, CS, TC and FBM transactions.

Net cash provided by financing activities in 2011 was due to $12.1 million in draw downs on our credit facility to fund payments related to our contingent consideration payments for FBM and PBS portfolio purchases that took place in 2010, partially offset by the FBM contingent consideration payment of $2.3 million and the PBS contingent consideration payment of $2.0 million.

Net cash provided in financing activities in 2010 was due to drawing down on our credit facility to fund our acquisition of PBS.

Recently Issued Accounting Pronouncements

See Note 1 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$44,600	$—	$44,600	$—	$—
Interest on long-term debt obligations (2)	1,425	475	950	—	—
Operating lease obligations (3)	23,409	5,352	6,958	3,080	8,019
Acquisition payments (4)	21,248	7,248	13,800	200	—

Total	$90,682	$13,075	$66,308	$3,280	$8,019

(1)	Credit facility: $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. See Note 8 of our consolidated financial statements. The $44.6 million outstanding principal amount is recorded net of debt issuance costs on our balance sheet and the debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current weighted average interest rate of 3.20% per annum on a $44.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2010 and 2012. See Note 3 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of December 31, 2012, we had cash and cash equivalents of $305.1 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2012, we had outstanding principal of $44.6 million under our credit facility. The interest rate applicable to loans outstanding at December 31, 2012 ranged from 2.81% to 3.23%. New loans under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. If market interest rates on our debt increase or decrease by 1%, the increase or decrease in annual interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.4 million, respectively.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors

WageWorks, Inc.:

We have audited the accompanying consolidated balance sheets of WageWorks, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WageWorks, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

February 25, 2013

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2011	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$154,621	$305,052
Restricted cash, current portion	2,383	1,147
Accounts receivable, less allowance for doubtful accounts of $69 and $403 at December 31, 2011 and December 31, 2012, respectively	15,647	22,924
Deferred tax assets—current	1,291	11,855
Prepaid expenses and other current assets	5,887	6,309

Total current assets	179,829	347,287
Restricted cash, net of current portion	2,526	2,432
Property and equipment, net	19,014	24,777
Goodwill	46,233	94,827
Acquired intangible assets, net	12,555	47,506
Deferred tax asset	16,978	—
Other assets	1,561	1,938

Total assets	$278,696	$518,767

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$21,415	$42,034
Customer obligations	169,959	249,801
Short-term contingent payment	8,976	6,818
Short-term debt	14,901	—
Other current liabilities	394	2,726

Total current liabilities	215,645	301,379
Long-term debt	—	44,371
Warrants	1,119	—
Long-term contingent payment, net of current portion	—	11,772
Deferred tax liability	—	2,450
Other non-current liability	1,820	2,384

Total liabilities	218,584	362,356

Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series C ($24,999 liquidation preference). Authorized 6,306 shares; issued and outstanding 5,882 shares at December 31, 2011 and no shares outstanding at December 31, 2012	36,570	—
Redeemable convertible preferred stock, Series D ($15,998 liquidation preference). Authorized 2,465 shares; issued and outstanding 2,465 shares at December 31, 2011 and no shares outstanding at December 31, 2012	17,771	—
Redeemable convertible preferred stock, Series E ($21,179 liquidation preference). Authorized 5,295 shares; issued and outstanding 5,295 shares at December 31, 2011 and no shares outstanding at December 31, 2012	27,828	—

Total redeemable convertible preferred stock	82,169	—

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value ($31,916 liquidation preference). Authorized 26,392 shares, outstanding 17,645 shares at December 31, 2011 and no shares outstanding at December 31, 2012	33,965	—
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 1,738 shares at December 31, 2011 and 31,771 shares at December 31, 2012	2	32
Treasury stock at cost 192 shares at December 31, 2011 and 200 shares at December 31, 2012	(433)	(546)
Additional paid-in capital	19,029	221,046
Accumulated deficit	(74,620)	(64,121)

Total stockholders’ equity (deficit)	(22,057)	156,411

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$278,696	$518,767

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Revenues:
Healthcare	$75,771	$90,917	$112,905
Commuter	29,304	33,325	51,817
Other	9,972	11,395	12,560

Total revenue	115,047	135,637	177,282

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	50,205	55,651	64,647
Technology and development	12,640	13,526	18,849
Sales and marketing	18,173	20,697	30,341
General and administrative	18,231	20,876	28,839
Amortization and change in contingent consideration	7,764	11,327	15,674

Total operating expenses	107,013	122,077	158,350

Income from operations	8,034	13,560	18,932
Other income (expense):
Interest income	220	36	36
Interest expense	(188)	(494)	(1,772)
Interest expense: amortization of convertible debt discount	(21,107)	—	—
Gain (loss) on revaluation of warrants	(5,413)	351	381
Other income	—	—	48

Income (loss) before income taxes	(18,454)	13,453	17,625
Income tax benefit (provision)	1,204	19,868	(7,126)

Net income (loss)	(17,250)	33,321	10,499
Accretion of redemption premium expense	(6,740)	(6,209)	(2,301)

Net income (loss) attributable to common stockholders	$(23,990)	$27,112	$8,198

Basic net income (loss) per share attributable to common stockholders	$(15.70)	$17.65	$0.45
Diluted net income (loss) per share attributable to common stockholders	$(15.70)	$1.43	$0.33

Shares used in basic net income (loss) per share calculations	1,528	1,536	18,138
Shares used in diluted net income (loss) per share calculations	1,528	20,086	24,414

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

							Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Convertible preferred stock		Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	17,645	$33,965	1,712	$2	(187)	$(376)	$13,105	$(90,691)	$(43,995)
Exercise of stock options	—	—	6	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	—	—	2,404	—	2,404
Modification of warrants	—	—	—	—	—	—	14,193	—	14,193
Accretion of redemption premium	—	—	—	—	—	—	(6,740)	—	(6,740)
Net loss	—	—	—	—	—	—	—	(17,250)	(17,250)

Balance at December 31, 2010	17,645	$33,965	1,718	$2	(187)	$(376)	$22,967	$(107,941)	$(51,383)

Exercise of stock options	—	—	20	—	—	—	27	—	27
Share repurchases	—	—	—	—	(5)	(57)	—	—	(57)
Stock-based compensation	—	—	—	—	—	—	2,244	—	2,244
Accretion of redemption premium	—	—	—	—	—	—	(6,209)	—	(6,209)
Net income	—	—	—	—	—	—	—	33,321	33,321

Balance at December 31, 2011	17,645	$33,965	1,738	$2	(192)	$(433)	$19,029	$(74,620)	$(22,057)

Issuance of common stock in May 2012 initial public offering at $9.00 per share, net of issuance costs of $5,527	—	—	7,475	7	—	—	57,023	—	57,030
Issuance of common stock in October 2012 follow-on offering at $17.50 per share, net of issuance costs of $903	—	—	1,000	1	—	—	15,546	—	15,547
Conversion of preferred stock to common stock	(17,645)	(33,965)	17,688	18	—	—	118,416	—	84,469
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	738	—	738
Exercise of stock options	—	—	701	1	—	—	4,391	—	4,392
Exercise of Investor Warrant	—	—	3,039	3	—	—	1,737	—	1,740
Exercise of ORIX Warrant	—	—	43	0	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	87	0	—	—	852	—	852
Share repurchases	—	—	—	—	(8)	(113)	—	—	(113)
Tax benefit from the exercise of stock options	—	—	—	—	—	—	1,865	—	1,865
Stock-based compensation	—	—	—	—	—	—	3,750	—	3,750
Accretion of redemption premium	—	—	—	—	—	—	(2,301)	—	(2,301)
Net income	—	—	—	—	—	—	—	10,499	10,499

Balance at December 31, 2012	—	$—	31,771	$32	(200)	$(546)	$221,046	$(64,121)	$156,411

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income (loss)	$(17,250)	$33,321	$10,499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,164	3,199	2,950
Amortization and change in contingent consideration	7,764	11,327	15,674
Stock-based compensation	2,404	2,244	3,750
Revaluation of warrants	5,413	(351)	(381)
Amortization of debt discount	21,107	—	—
Loss on disposal of fixed assets	—	51	178
Loss on impairment of long-lived assets	120	116	—
Payment of contingent consideration in excess of initial measurement	—	(662)	(3,361)
Provision for doubtful accounts	66	61	(261)
Deferred taxes	(1,334)	(20,198)	6,688
Excess tax benefit from the exercise of stock options	—	—	(1,901)
Changes in operating assets and liabilities:
Accounts receivable	(2,109)	475	(5,538)
Prepaid expenses and other current assets	(324)	(3,996)	(2,659)
Other assets	(303)	204	(160)
Accounts payable and accrued expenses	344	(29)	5,075
Customer obligations	1,522	28,917	23,680
Other liabilities	(1,108)	510	1,900

Net cash provided by operating activities	20,476	55,189	56,133

Cash flows used in investing activities:
Purchases of property and equipment	(7,257)	(9,408)	(12,291)
Cash consideration for business acquisitions, net of cash acquired	(5,012)	(1,852)	8,212
Cash paid for acquisition of client contracts	—	—	(6,006)
Change in restricted cash	(30)	(1,334)	1,790

Net cash used in investing activities	(12,299)	(12,594)	(8,295)

Cash flows from financing activities:
Proceeds from debt	2,837	12,064	29,470
Proceeds from initial public offering net of underwriters commissions and discounts	—	—	62,557
Proceeds from follow-on offering net of underwriters commissions and discounts	—	—	16,450
Proceeds from exercise of warrants	—	—	1,740
Proceeds from exercise of common stock options	5	27	4,392
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	—	—	852
Payment of contingent consideration	—	(4,288)	(14,656)
Purchase of treasury stock	—	(57)	(113)
Excess tax benefit from the exercise of stock options	—	—	1,901

Net cash provided by financing activities	2,842	7,746	102,593

Net increase in cash and cash equivalents	11,019	50,341	150,431
Cash and cash equivalents at beginning of period	93,261	104,280	154,621

Cash and cash equivalents at end of period	$104,280	$154,621	$305,052

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$189	$368	$1,094
Taxes	383	442	583
Noncash financing and investing activities:
Conversion of convertible debt and accrued interest into Series E preferred stock	21,178	—	—
Accretion of redemption premium	6,740	6,209	2,301
Reduction in FBM contingent consideration due to re-negotiated lease	—	—	528
Reduction in FBM contingent consideration due to post-purchase price adjustment	—	—	2,316
Conversion of preferred stock to common stock	—	—	118,434
Conversion of preferred stock warrants to common stock warrants	—	—	738
PBS acquisition adjustment	—	590	—
Modification of warrants	14,193	—	—

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Business and Significant Accounting Policies

Business

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

We deliver our CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device including computers, smart phones and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

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

Follow-On Public Offering

On October 9, 2012, the Company closed its follow-on public offering and sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $15.5 million, net of underwriters’ discounts and commissions and estimated offering costs. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. The Company did not receive any proceeds from the sale of

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

shares by the selling stockholders other than $1.7 million representing the exercise price of the warrants that were exercised by a selling stockholder in connection with the offering.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain immaterial prior period amounts within our consolidated balance sheet have been reclassified to conform to current period presentation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost. To the extent the Company’s contracts do not provide for any restrictions on the Company’s use of cash that it receives from clients the cash is recorded as cash and cash equivalents.

In all cases, the Company recognizes a related liability to its customers, classified as customer obligations in the accompanying consolidated balance sheets.

Restricted cash represents cash used to collateralize standby letters of credit. The current portion of restricted cash matures in 2013 and is therefore classified as a current asset at December 31, 2012.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The contingent consideration payable related to the Planned Benefits Systems (PBS), Fringe Benefits Management (FBM), Choice Strategies (CS), Benefit Concepts, Inc. (BCI) and TransitCheck (TC) acquisitions (see Note 3) were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

The Lender Warrant (see Note 9) was recorded at fair value on the grant date and was adjusted quarterly to fair value. The Company valued the Lender Warrant using a Black-Scholes option-pricing model, which incorporates assumptions about underlying asset value, volatility, expected remaining life, and risk-free interest rate. These valuation assumptions were estimated based upon management’s judgment about the general industry environment. Since the valuation of the Lender Warrant involves significant unobservable inputs, it was categorized as Level 3 under the three-level hierarchy discussed above. Upon the completion of the Company’s IPO in May 2012 and the conversion of the Company’s outstanding shares of preferred stock into shares of common stock, the Lender Warrant, which was a warrant to purchase Series C redeemable convertible preferred stock, became exercisable for shares of common stock. As the warrant is no longer exercisable into shares of redeemable preferred stock, the warrant was reclassified from liability to equity and the Company will no longer record any mark-to-market changes in the fair value of the warrant in the statements of operations. The Company performed the final re-measurement of the Lender Warrant at the closing date of the company’s IPO on May 15, 2012. The Lender Warrant was then reclassified from liability to equity on that date.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheet at December 31, 2012, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at December 31, 2012 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Lender Warrant	Contingent Consideration PBS	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration TC	Contingent Consideration BCI
Balances at December 31, 2010	$1,470	$6,361	$9,573	$—	$—	$—
Gains or losses included in earnings:
Gain on revaluation of warrant	(351)	—	—	—	—	—
Loss on revaluation of contingent consideration	—	1,437	1,255	—	—	—
Payment of contingent consideration for PBS	—	(2,000)	—	—	—	—
Payment of contingent consideration for FBM	—	—	(7,650)	—	—	—

Balances at December 31, 2011	$1,119	$5,798	$3,178	$—	$—	$—

Initial fair value of contingent consideration	—	—	—	11,054	5,314	11,772
Gains or losses included in earnings:
Gain on revaluation of warrant	(381)	—	—	—	—	—
Loss on revaluation of contingent consideration	—	1,062	542	645	86	—
Payment of contingent consideration	—	(6,860)	(546)	(5,211)	(5,400)	—
Reclassification of warrant to additional paid-in capital	(738)	—	—	—	—	—
Reduction in FBM contingent consideration due to post-purchase price adjustment	—	—	(2,316)	—	—	—
Reduction in FBM contingent consideration due to re-negotiated lease	—	—	(528)	—	—	—

Balances at December 31, 2012	$—	$—	$330	$6,488	$—	$11,772

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration and Lender Warrant designated as Level 3 are as follows:

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration—FBM	$330	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration—CS	$6,488	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration—BCI	$11,772	Discounted cash flow	Annualized revenue and probability of achievement

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

Accounts Receivable

Accounts receivable represent both amounts receivable in relation to fees for the Company’s services and unpaid amounts by customers for benefit services of participants provided by third-party vendors, such as transit agencies and healthcare providers. The Company provides for an allowance for doubtful accounts by reference to reserves for specific accounts. The Company reviews its allowance for doubtful accounts monthly. Accounts more than 30 days past due are reviewed weekly for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2010, 2011 and 2012 were not significant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on computer and equipment and furniture and fixtures is calculated on a straight-line basis over the estimated useful lives of those assets, ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses.

Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life are capitalized.

Software and Web Site Development Costs

The Company recognizes internal use software and Web site development costs in accordance with FASB ASC Subtopic 350-40, Internal-Use Software, and FASB ASC Subtopic 350-50, Intangibles—Website

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Development Costs, respectively. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the technology’s estimated useful life, generally four years, as amortization in the accompanying consolidated statements of operations. Costs associated with the platform content or the repair or maintenance of the existing platforms are expensed as incurred.

The Company accounts for interest costs related to internal use software and Web site development costs in accordance with the provisions of FASB ASC Subtopic 835-20, Interest—Capitalization of Interest, which require capitalization of interest on major construction or acquisition projects where the financial statement effect of capitalization versus current expense recognition is likely to be material. Capitalized interest related to software and development costs was immaterial for all years.

Accounting for Impairment of Long-Lived Assets

In accordance with FASB ASC Subtopic 360-10, Property, Plant and Equipment, the Company evaluates the recoverability of property and equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Impairment adjustments related to software development costs were not significant for 2010, 2011 and 2012. There were no other impairments recorded for the remaining other long-lived assets for 2010, 2011 and 2012.

Acquisitions and Goodwill

The Company has accounted for all of its acquisitions using the purchase method as required under the provisions of FASB ASC 805, Business Combinations, or ASC 805. The cost of acquisition is allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition.

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The impairment tests are performed in accordance with FASB ASC 350, Intangibles—Goodwill and Other, or ASC 350. The following are examples of triggering events (none of which occurred in 2011 or 2012) that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more-likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

operating levels lower than the Company’s single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. The Company’s chief operating decision maker, the Chief Executive Officer, does not allocate resources or assess performance at the individual healthcare, commuter or other revenue stream level, but rather at the operating segment level. Discrete financial information is therefore not maintained at the revenue stream level. The Company’s one reporting unit was determined to be the Company’s one operating segment.

The goodwill impairment analysis is a two-step process: first, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, the Company moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit in a manner similar to a purchase price allocation. In September 2011, the FASB issued new guidance intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments also expand upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted the new guidance in the fourth quarter of 2012. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. Based on the qualitative evaluation performed, management determined that it is not more likely than not that goodwill is impaired and the two-step goodwill impairment test was not deemed necessary.

To date, the Company has not made any impairment adjustments to goodwill as the fair value of its reporting unit in all prior years has always exceeded its carrying value by a significant amount.

Income Taxes

The Company reports income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current enacted tax law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

The Company uses financial projections to support its net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company assesses the ability to realize the deferred tax benefits. If it is more likely than not that the Company

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

would not realize the deferred tax benefits, then the Company would establish a valuation allowance for all or a portion of the deferred tax benefits.

Under ASC Subtopic 740-10, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained on examination by the taxing authorities, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to uncertain tax positions in income tax expense.

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, and Other services. Healthcare and Commuter include revenues generated from benefit service fees based on client employee (known as participant) participation levels and interchange and other commission revenues. Interchange and other commission revenues are based on a percentage of total healthcare and commuter dollars transacted pursuant to written purchase agreements with certain vendors and banks. Other revenue includes services related to Consolidated Omnibus Budget Reconciliation Act, or COBRA, enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

The Company recognizes all revenue streams in accordance with FASB ASC 605, Revenue Recognition. As such, the Company recognizes revenue when collectability is reasonably assured, service has been performed, persuasive evidence of an arrangement exists, and there is a fixed or determinable fee.

Benefit service fees are recognized on a monthly basis as services are rendered and earned under service arrangements where fees and commissions are fixed or determinable and collectability is reasonably assured. Benefit service fees are based on a fee for service model (e.g., monthly fee per participant) in which revenue is recognized on a monthly basis as services are rendered under price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Fees received for initial setup of new clients and annual renewal fees are deferred and recognized on a monthly basis as services are rendered over the agreed benefit period. The initial setup fees are not considered separable from the ongoing services provided for which benefit service fees are earned.

Vendor and bank interchange revenues are attributed to revenue sharing arrangements the Company enters into with certain banks and card associations, whereby the Company shares a portion of the transaction fees earned by these financial institutions on debit cards the Company issues to its employee participants based on a percentage of total dollars transacted as reported on third-party reports. Commission revenue entails the Company purchasing passes on behalf of its employee participants from various transit agencies and due to the significant volume of purchases, the Company receives commissions on these passes which the Company records on a net basis. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. In addition, the Company recognizes revenue on our estimate of passes that will expire unused over the estimated useful life of the passes, as the amounts paid for these passes are nonrefundable to both the employer client and the employee participant.

Professional service fees are related to projects provided to the Company’s existing employer clients that last up to two months to accommodate their changing reporting and file transfer requirements and recognized

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

upon completion of services and projects. These projects are discrete contracts and are not entered into contemporaneously with any other services the Company provides. The professional services are rendered with written price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties and where fees are fixed or determinable and collectability is reasonably assured.

Stock-Based Compensation

The Company accounts for stock-based compensation costs in accordance with FASB ASC 718, Compensation—Stock Compensation, (ASC 718). Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis.

ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. There were no material excess tax benefits in the years ended December 31, 2010 and 2011 and $1.9 million of excess tax benefits in the year ended December 31, 2012.

Accretion of Redemption Premium

The Company accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of its series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the closing date of the Company’s IPO in May 2012, all outstanding redeemable preferred shares were converted into shares of common stock which is non-redeemable. The Company performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity at the closing of the IPO. The Company therefore did not record accretion of redeemable preferred shares during the third and fourth quarters of 2012.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU 2010-28, Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted ASU 2010-28 in fiscal 2012 and this adoption did not have a significant impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

also expand upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments add examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update, or ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is not impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 in the first quarter of 2013 will not have a significant impact on the Company’s financial position or results of operations.

(2)	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Common Stockholders:

	Year Ended December 31,
	2010	2011	2012
	(in thousands, except per share data)
Numerator (basic and diluted):
Net income (loss)	$(17,250)	$33,321	$10,499
Less: accretion of redemption premium expense	(6,740)	(6,209)	(2,301)

Net income (loss) attributable to common stockholders for basic EPS	$(23,990)	$27,112	$8,198

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	—	1,587	(260)

Net income (loss) attributable to common stockholders for diluted EPS	$(23,990)	$28,699	$7,938

Denominator (basic):
Weighted average common shares outstanding	1,528	1,536	18,138

Denominator (diluted):
Weighted average common shares outstanding	1,528	1,536	18,138
Dilutive stock options and awards outstanding	—	1,010	1,377
Weighted average common shares from stock warrants	—	2,500	403
Weighted average common shares from preferred stock	—	15,040	4,496

Net weighted average common shares outstanding	1,528	20,086	24,414

Net income (loss) per share attributable to holders of common stock:
Basic	$(15.70)	$17.65	$0.45
Diluted	$(15.70)	$1.43	$0.33

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Diluted net income (loss) per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Year Ended December 31,
	2010	2011	2012
Stock options outstanding	4,507	152	31
Common equivalent shares from stock warrants	4,653	—	—
Common shares from convertible preferred stock	17,688	2,648	2,077

Total common stock equivalents	26,848	2,800	2,108

(3)	Acquisitions and Channel Partner Arrangement

Planned Benefits Systems and Fringe Benefits Management Acquisitions

On August 31, 2010 and November 30, 2010, the Company acquired 100% of the outstanding common shares of Planned Benefits Systems (PBS) and a division (FBM) in a carve out from Fringe Benefits Management Company (FBMC), respectively. The purchase prices included contingent consideration elements that required the Company to pay in 2012 the former owners of PBS and FBMC additional amounts based upon annualized revenues of PBS and FBM, respectively, for 2012. The initial fair value of the contingent considerations were determined from forecasts developed by management based upon existing business, customer relationships and historical growth rates. The Company measures acquired contingent consideration payable each reporting period at fair value, and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the statement of operations, until the contingency is resolved. Increases or decreases in the fair value of the contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. Significant judgment is employed in determining the appropriateness of these assumptions each period. The Company recorded $1.4 million and $1.3 million in charges related to the change in fair value of the contingent considerations for PBS and FBM during 2011, respectively, due to increased revenue levels being achieved. The Company recorded $1.1 million and $0.5 million in charges related to the change in fair value of the contingent considerations for PBS and FBMC, respectively, during 2012, due to increased revenue levels estimated to be achieved. The charges related to the change in the fair value of the contingent considerations are recorded in the amortization and change in contingent consideration line item in the Company’s consolidated statements of operations. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The contingent payment to PBS for 2012 of $6.3 million was paid in May 2012. There was also an amount of $0.6 million related to PBS, which was held back from the initial consideration paid, to account for possible future contingencies and was paid in the third quarter of 2012. In the fourth quarter of 2012, the Company made a balance sheet reclass to reduce the FBM contingent consideration by $2.3 million related to liabilities that were underestimated and assumed by the Company at the time of acquisition. A contingent payment of $0.5 million was paid to FBMC in October 2012 and the fair value of the remaining contingent element owed to FBMC at December 31, 2012 was estimated at $0.3 million.

The Choice Care Card, LLC Acquisition

On January 3, 2012, the Company acquired the operating assets and certain liabilities of The Choice Care Card, LLC, or CS, a Vermont limited liability company. CS administers tax-advantaged, consumer-driven health care programs, primarily HRAs, through a debit card or direct-pay to provider or member platform. This

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

Significant judgment is employed in determining the fair value each period. In 2012, the Company recorded $0.6 million in charges, in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of operations related to the change in fair value of the CS contingent consideration due to increased revenue levels estimated to be achieved. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

	Amount	Weighted Average Useful Life (in years)
Other net assets acquired	$0.6
Customer relationships	9.2	10
Developed technology	0.6	2
Goodwill	9.4

Total allocation of purchase price	$19.8

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The purchase price included an additional future payment of $0.7 million that was discounted to present value and will be paid over the next four years to a promotional fund in furtherance of TCI’s mission of raising awareness of the benefits of mass transit. The purchase price also included a contingent consideration element that requires the Company to pay an additional amount in July 2012 to the former owners of TCI, based on the achievement of certain revenue levels for the six months following the closing. The Company paid the $5.4 million contingent consideration in the third quarter of 2012. In 2012, the Company recorded $0.1 million in charges related to the change in fair value of the contingent consideration as a result of the passage of time, in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of operations. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Other net assets acquired in the acquisition of TC primarily related to the following (in millions):

Amount
Cash	$48.3
Restricted cash	0.5
Accounts receivable	0.9
Inventory	3.9
Prepaids and other assets	0.1
Property and equipment	1.4
Customer obligations	(51.0)
Accounts payable and accrued expenses	(2.4)

Total allocation to purchase price	$1.7

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business was substantially transitioned to the Company from July 2012 through December 2012. In conjunction with the transition, Aflac and the Company also entered into a separate reseller arrangement pursuant to which Aflac agents will sell the Company’s FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

The timing of the transition of revenue to the Company and the one time conversion payments to Aflac are dependent upon the employer clients executing new agreements, a process controlled by the Company’s new channel partner and the particular employer client. The conversion payments were calculated as a function of the expected annual revenue for each employer client. In 2012, the Company has paid Aflac $6.0 million in connection with employer clients that have transitioned to the Company. The Company has capitalized these payments as an intangible asset, under client contracts in the table in Note 4, and will amortize the asset over an expected life of 7 years.

The Company also incurred approximately $0.5 million of one-time transition costs in 2012, which are primarily cost of revenue, in advance of revenue.

Benefit Concepts, Inc. Acquisition

On December 31, 2012, the Company acquired Benefit Concepts, Inc., or BCI, a third party administrator of Consumer-Directed Benefits, such as, Flexible Spending Accounts, Health Reimbursement Arrangements and COBRA benefits continuation services based in East Providence, Rhode Island. The Company accounted for the acquisition of BCI as a purchase of a business under ASC 805. At December 31, 2012, the acquisition of BCI did not have an impact on the Company’s results of operations. This acquisition added a new regional base of customers and participant relationships and further strengthens the Company’s position in the Consumer-Directed Benefits market. The goodwill of $19.0 million arising from the acquisition was attributed to the premium paid for the opportunity to expand and better serve small and medium-sized businesses and achieve greater long-term growth opportunities than either company had operating alone. The aggregate non-contingent portion of the purchase price was $17.0 million and was paid in cash on December 31, 2012.

The purchase price also includes a contingent element that requires the Company to pay the former owners of BCI additional amounts in 2014 and 2015 based upon annualized revenues of BCI for 2014 and 2015,

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

respectively. The initial fair value of the contingent element totaled $11.8 million based on forecasted annualized revenues for 2014 and 2015. The fair value was determined from forecasts developed by management based upon existing business and relationships and projected growth rates. The Company discounted these forecasts using time value discount present value factor of 6.5%. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The following table summarizes the consideration for BCI and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Goodwill	$19.0
Customer relationships	8.0
Developed technology	2.4
Other intangibles	0.2
Other net assets acquired	3.2
Deferred income taxes	(4.0)

Total allocation of purchase price	$28.8

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately 6.7 years. The intangible assets include customer relationships of $8.0 million (8.0-year weighted average useful life), developed technology of $2.4 million (2.9-year weighted average useful life) and other intangible assets of $0.2 million (2.8-year weighted average useful life).

Since the acquisition was a stock purchase, assets acquired cannot be revalued for tax purposes; accordingly, a deferred tax liability of $4.0 million was recorded at the date of acquisition for the book tax cost basis difference related to the assets.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The recognized amount of goodwill is provisional and subject to change pending the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

The valuation of acquired payments to or from participants are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of these assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair value but the Company is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Pro Forma

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

	Year Ended December 31,
	2011	2012
	(In thousands, except per share data)
	(Unaudited)
Total revenue	$166,820	$179,082
Net income attributable to common stockholders	$35,256	$7,927
Net income per share attributable to common stockholders:
Basic	$22.95	$0.44
Diluted	$1.76	$0.32

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and CS and BCI as if the portfolio purchases had occurred at the beginning of fiscal 2011 with pro forma adjustments to give effect to amortization of intangible assets. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the related fiscal years.

	Year Ended December 31,
	2011	2012
	(In thousands, except per share data)
	(Unaudited)
Total revenue	$164,696	$192,744
Net income attributable to common stockholders	$25,454	$5,641
Net income per share attributable to common stockholders:
Basic	$16.57	$0.31
Diluted	$1.27	$0.23

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 is as follows (dollars in thousands):

	December 31,
	2011	2012
Balance at beginning of year	$46,806	$46,233
Additions	17	48,594
PBS acquisition adjustment	(590)	—

Balance at end of year	$46,233	$94,827

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

In 2012, the increase in goodwill is attributed to the acquisitions of CS, TC and BCI (see Note 3).

At December 31, 2011, the Company recorded a $0.6 million PBS acquisition adjustment related to customer obligation balances recorded as of the acquisition date. This adjustment was primarily due to the Company’s reliance on reports that incorrectly stated customer obligations at the acquisition date. The correction of these balances is considered a purchase price adjustment.

Acquired intangible assets at December 31, 2011 and December 31, 2012 were comprised of the following (dollars in thousands):

	December 31, 2011			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$26,534	$15,206	$11,328	$58,410	$19,273	$39,137
Trade names	1,020	542	478	2,180	792	1,388
Technology	2,580	2,177	403	9,946	4,316	5,630
Noncompete agreements	2,011	1,665	346	2,012	1,705	307
Favorable lease	—	—	—	1,137	93	1,044

Total	$32,145	$19,590	$12,555	$73,685	$26,179	$47,506

Amortization expense for acquired intangible assets totaled $2.2 million, $2.7 million and $6.6 million in 2010, 2011 and 2012, respectively.

The estimated expected amortization expense in future periods at December 31, 2012 is as follows (dollars in thousands):

2013	$8,667
2014	7,947
2015	6,451
2016	5,381
2017	5,068
Thereafter	13,992

Total	$47,506

(5)	Accounts Receivable

Accounts receivable at December 31, 2011 and 2012 were comprised of the following (dollars in thousands):

	December 31,
	2011	2012
Trade receivables	$11,128	$14,965
Unpaid amounts for benefit services	4,588	8,362

	15,716	23,327
Less allowance for doubtful accounts	(69)	(403)

Accounts receivable, net	$15,647	$22,924

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(6)	Property and Equipment

Property and equipment at December 31, 2011 and 2012 were comprised of the following (dollars in thousands):

	December 31,
	2011	2012
Computers and equipment	$8,799	$10,877
Software and development costs	43,922	54,274
Furniture and fixtures	3,046	3,291
Leasehold improvements	6,752	7,039

	$62,519	$75,481
Less accumulated depreciation and amortization	(43,505)	(50,704)

Property and equipment, net	$19,014	$24,777

During 2010, 2011 and 2012, the Company capitalized software development costs of $5.5 million, $8.3 million and $10.5 million, respectively. Amortization expense related to capitalized software development costs was $5.6 million, $6.0 million, and $6.7 million for 2010, 2011, and 2012 respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of operations. At December 31, 2012, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $18.7 million.

Total depreciation expense, including amortization of internal use software, for the years ended December 31, 2010, 2011 and 2012 was $9.7 million, $9.2 million and $9.7 million, respectively.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2012 were comprised of the following (dollars in thousands):

	December 31,
	2011	2012
Accounts payable	$910	$2,020
Payable to benefit providers and transit agencies	6,491	17,519
Accrued payables	5,843	6,239
Accrued compensation and related benefits	6,926	12,153
Other accrued expenses	792	1,994
Deferred revenue	453	2,109

Accounts payable and accrued expenses	$21,415	$42,034

The increase in payable to benefit providers and transit agencies is due to the TransitChek acquisition.

(8)	Debt

In the fourth quarter of 2012, the Company entered into a Credit Agreement, or Revolver, with Union Bank, N.A., or UB to amend and restate the Company’s existing credit facility and increase the aggregate principal amount that could be borrowed to $75.0 million from $50.0 million. As of December 31, 2012, the Company had $44.6 million outstanding under the Revolver with UB. UB had issued a letter of credit for $5.4 million in the

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

first quarter of 2012 related to a contingent payment for the TC acquisition. In the third quarter of 2012, the Company used its existing cash to pay the $5.4 million and the letter of credit was allowed to expire. As collateral for the Revolver, the Company granted UB a security interest in all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

Under the amended terms of the Revolver, each new loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at the Company’s option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The interest rate applicable to loans outstanding at December 31, 2012 ranged from 2.81% to 3.23%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

The Revolver contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a ratio of indebtedness to EBITDA, a debt service coverage ratio and a minimum consolidated net worth covenant. The Company is obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type.

The Revolver contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may declare the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

(9)	Warrants

(a) Warrant to Purchase Common Stock

On September 27, 2007, the Company granted ORIX a warrant for 75,000 shares of Common Stock at a purchase price of $8.20 per share in connection with a debt facility that was repaid in December 2009.

On October 29, 2012, the Company issued and sold 42,834 shares of Common Stock to ORIX pursuant to the cashless net exercise of ORIX’s warrant. The number of shares issued upon the net exercise of the warrant was reduced by 32,166 shares to effect the net exercise of the warrant in accordance with its terms.

(b) Lender Warrant

On May 23, 2005, the Company entered into a Senior Loan and Security Agreement with Hercules (the “Hercules Debt”). On September 27, 2007, the Company repaid the loan to Hercules. In connection with the Hercules Debt financing, the Company granted Hercules a warrant to purchase 423,529 shares of Series C Redeemable Preferred Stock at a purchase price of $4.25 per share. The warrant is exercisable, in whole or in part, for a period ending November 2013. Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Lender Warrant became exercisable for 211,764 shares of common stock at a purchase price of $8.50 per share. The Company performed the final re-measurement of the Lender Warrant at the closing date and the Lender Warrant was then reclassified from liability to equity. As the warrant is no longer exercisable into shares of redeemable preferred stock but into shares of common stock which is non-redeemable, the Company will no longer record any mark-

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

to-market changes in the fair value of the warrant in the statements of operations. The Company recorded a mark-to-market loss of $0.4 million for the year ended December 31, 2010 and a mark-to-market gain of $0.4 million for the year ended December 31, 2011. At the closing date of the IPO in 2012, the Company recorded a mark-to-market gain of $0.4 million. The fair value of the Lender Warrant at the final re-measurement date was approximately $0.7 million. The warrant does not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

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

In November 2012, the Company issued common shares, net of shares withheld, in connection with the exercise of the Investor Warrants by certain stockholders. The common shares were issued at an exercise price of $4.58 per share. Following this exercise, there are remaining warrants held by stockholders to acquire 472,736 of common shares. The following table summarizes the warrant activity related to the Investor Warrants during 2012:

Date	Exercise Price per Share	Warrants Exercised	Shares Withheld	Total Shares Issued	Proceeds Received
					(Dollars in thousands)
October 12, 2012 *	$4.58	369,879	—	369,879	$1,694
October 25, 2012	$4.58	10,057	—	10,057	$46
November 14, 2012 **	$4.58	3,514,131	(854,512)	2,659,619	$—

*	The October 12, 2012 warrant exercise was made in connection with our follow-on public offering (See Note 1).
**	The warrant was net exercised at a fair market value of $18.84 per share, resulting in the Company withholding 854,512 shares to settle the exercise price owed by exercising stockholders.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

On October 9, 2012, the Company closed its follow-on public offering and sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $15.5 million, net of underwriters’ discounts and commissions and estimated offering costs. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. The Company did not receive any proceeds from the sale of

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

shares by the selling stockholders other than $1.7 million representing the exercise price of the warrants that were exercised by a selling stockholder in connection with the offering.

Upon the closing of the Company’s IPO, our certificate of incorporation, bylaws and stockholder agreement between the Company and funds affiliated with VantagePoint Capital Partners (VantagePoint), provide for a number of board of director, stockholder and related governance matters.

Funds affiliated with VantagePoint owned approximately 36.8% of our outstanding common stock at December 31, 2012.

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

(a) Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Currently, the Company grants options from the 2010 Equity Incentive Plan (2010 Plan). The Company’s 2010 Plan was adopted on May 26, 2010, and the Company has reserved for issuance under the 2010 Plan 1.5 million common stock shares at December 31, 2012. Under the 2010 Plan, options can be granted to all employees, including executive officers, outside consultants and non-employee directors.

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (2000 Plan), provides for the issuance of options and other stock-based awards. The Company has reserved for issuance under the 2000 Plan 3.2 million common stock shares at December 31, 2012. The Company issues new shares upon the exercise of stock options. Any forfeitures or shares remaining under the plan are canceled and not available for reissue.

Options under the 2000 and the 2010 Plan, or the Plans, are generally for periods not to exceed 10 years and must be issued at prices not less than 85% of the estimated fair value of the shares of Common Stock on the date of grant as determined by the plan administrator. Options become vested and exercisable at such times and under such conditions as determined by the board of directors. Options generally vest over four years with 25% vesting after one year and the balance vesting monthly over the remaining period.

In the first quarter of 2012, the Company granted a total of 320,000 performance option awards to certain executives of the Company. The performance option awards are subject to potential early vesting based upon the achievement of certain milestones as follows: 25% to vest upon an initial public offering, 25% to vest upon achieving a revenue growth rate of at least 8% per year for two consecutive years, and an additional 50% will vest upon the achievement on an initial public offering and achieving consecutive growth rates.

In the third quarter of 2012, the Company granted a total of 37,500 performance option award to an executive of the Company. The performance option award is subject to the following vesting criteria: None of the options shall vest until September 18, 2019, provided however, that the shares shall immediately vest and become exercisable upon the achievement of the following milestone: the shares shall immediately vest and become exercisable upon achieving a revenue growth rate of at least 10% per year for two consecutive years.

Stock-based compensation is classified in the consolidated statements of operations in the same expense line items as cash compensation. None of the stock-based compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Cost of revenue	$312	$219	$282
Technology and development	282	256	323
Sales and marketing	422	391	476
General and administrative	1,388	1,378	2,669

Total	$2,404	$2,244	$3,750

As of December 31, 2012, there was $6.0 million of total unrecognized compensation cost related to unvested stock-based employee compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted average period of approximate 3.61 years, as of December 31, 2012.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2010	2011	2012
Stock options granted (in thousands)	1,137	139	983
Weighted average fair value at date of grant	$2.88	$6.09	$5.83

Stock option activity for the year ended December 31, 2011 and 2012 is as follows (shares in thousands):

	Shares	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
December 31, 2010	4,507	$7.16	7.51	$17,213
Granted	139	11.24
Exercised	(20)	1.33
Forfeited	(86)	7.89

Outstanding as of December 31, 2011	4,540	$7.29	6.62	$10,888

Vested and expected to vest at December 31, 2011	4,327	$7.28	6.54	$10,008
Exercisable at December 31, 2011	4,540	$7.29	6.62	$10,888
Granted	983	10.66
Exercised	(702)	6.26
Forfeited	(206)	8.34

Outstanding as of December 31, 2012	4,615	$8.11	6.54	$44,801

Vested and expected to vest at December 31, 2012	4,559	$8.04	6.53	$26,344
Exercisable at December 31, 2012	3,549	$7.52	5.83	$30,277

The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012, was less than one hundred thousand dollars, $0.2 million and $8.1 million, respectively. Cash received from option exercise under all share-based payment arrangements for both the years ended December 31, 2010 and 2011 was less than one hundred thousand dollars and $4.4 million for the year ended December 31, 2012. The actual tax benefit realized for the gross tax deductions from option exercise of the share-based payment arrangements totaled less than one hundred thousand dollars for the both the years ended December 31, 2010 and 2011, and $3.2 million for the year ended December 31, 2012.

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2011	2012
Weighted average fair value of underlying stock per share	$5.58	$11.24	$10.66
Expected volatility	48.33%	55.78%	52.79%
Risk-free interest rate	2.43%	2.58%	1.26%
Expected term	6.9 years	5.9 years	6.6 years
Dividend yield	—%	—%	—%

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of peer publicly traded companies. The risk-free interest rate is determined by using published zero coupon rates on treasury notes with remaining terms similar to the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on Common Stock. The Company uses the “simplified” method to estimate expected term as determined under SAB 107 due to the lack of option exercise history as a public company.

The fair value of each option grant under the performance share option plan was estimated on the date of grant using the same option valuation model used for options granted under the employee share option plan and assumes that performance goals will be achieved. These awards will continue to vest through a term of 7 years from date of grant. As of December 31, 2012, 0.6 million shares were unvested.

Stock-based compensation expense is recognized in the consolidated statements of operations based on awards ultimately expected to vest, it is reduced for estimated pre-vest forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, ASC 718 requires that compensation cost recognized at any date must be at least equal to the amount attributable to options that are vested at that date. The Company calculates an adjustment of its compensation costs to the vested amounts on a quarterly basis. The pre-vesting of forfeitures is estimated based on weighted average historical forfeiture rates. Under the provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

(c) Employee Stock Purchase Plan

Concurrent with the closing of our IPO in May 2012, the Company established the 2012 Employee Stock Purchase Plan (ESPP) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The Company’s executive officers and all of its other employees will be allowed to participate in the ESPP. A total of 500,000 shares of the Company’s common stock will be made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2012 fiscal year, equal to the least of:

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(d) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan, or 401(k) Plan, a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the Internal Revenue Code, or the Code. The Company, at its discretion, may match up to 25% of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $0.3 million for both 2010 and 2011 and $0.7 million for 2012.

(13)	Income Taxes

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

The components of the provision for income taxes for the years ended December 31, 2010, 2011 and 2012 are as follows (dollars in thousands):

	2010	2011	2012
Current:
Federal	$—	$—	$(1,667)
State	(130)	(330)	(635)

	$(130)	$(330)	$(2,302)

Deferred:
Federal	1,404	17,854	(4,757)
State	(70)	2,344	(67)

	1,334	20,198	(4,824)

Total (provision) benefit for income taxes	$1,204	$19,868	$(7,126)

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) as of December 31, 2011 and 2012 consist of the following (dollars in thousands):

	2011	2012
Deferred tax assets:
Current:
Accruals and reserves	$1,291	$1,985
Net operating loss carryforwards	—	9,870

Deferred tax assets-current	1,291	11,855

Noncurrent:
Net operating loss carryforwards	17,139	4,255
Stock-based compensation	3,534	3,827
R&D and other credits	1,261	1,532
Property and equipment	1,000	286
Reserves-noncurrent	525	290

Deferred tax assets-noncurrent	23,459	10,190

Gross deferred tax assets	24,750	22,045

Deferred tax liabilities:
Noncurrent
Intangibles	(4,065)	(9,540)
Goodwill	(2,416)	(3,100)

Gross deferred tax liabilities	(6,481)	(12,640)

Net deferred tax assets and liabilities:
Net deferred tax assets-current	1,291	11,855
Net deferred tax assets (liabilities)	16,978	(2,450)

Total net deferred tax assets	$18,269	$9,405

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2010, 2011 and 2012:

Tax provision (benefit) at U.S. statutory rate	(34)%	34%	35%
State income taxes, net of federal benefit	4	4	3
Warrants	31	(1)	—
Permanent items	—	8	4
R&D credits	—	(1)	—
Change in valuation allowance	(8)	(193)	—
Other	—	1	(2)

Provision (benefit) for tax	(7)%	(148)%	40%

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At December 31, 2012, unrecognized tax benefits approximated $2.5 million, which would impact the income tax expense if recognized. Included in the balance at December 31, 2012 is $0.1 million of current year tax positions, which would affect the Company’s income tax expense if recognized. As of December 31, 2012, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations in the following year. The Company does not anticipate that any adjustments would result in a material change to its financial position. For the years ended December 31, 2010, 2011 and 2012, the Company did not recognize interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Balance, beginning of year	$1,630	$1,994	$2,321
Increase in tax positions for prior years	117	24	15
Decrease in tax positions for prior years	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Increase in tax positions for current year	247	303	142

Balance, end of year	$1,994	$2,321	$2,478

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2000 through 2012 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2012, the Company had federal and state operating loss carryforwards of approximately $38.2 million and $36.9 million, respectively, available to offset future regular and alternative minimum taxable income. The Company’s federal net operating loss carryforwards expire in the years 2023 through 2029, if not utilized. The state net operating loss carryforwards expire in the years 2017 through 2031. The federal and state amounts include tax deduction benefits related to stock options in the amount of $2.7 million and $1.2 million, respectively, that will be booked to additional paid-in capital and that will benefit the tax provision when utilized.

The Company also has tax deductible goodwill related to asset acquisitions. The cumulative amount of amortization deductions through 2012 is $9.3 million

The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2012. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. As the law enactment is a subsequent event, no tax benefit from claiming the federal research and development credit has been considered for 2012.

In addition, the Company had federal and California research and development credit carryforwards of approximately $2.6 million and $1.4 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2031, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company’s ability to utilize the net operating losses and tax credit carryforwards are subject to limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The Company completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of the Company’s follow-on public offering, which resulted in an ownership change. There were no material common stock transactions between October 9, 2012 and December 31, 2012 that would have caused another ownership change. The ownership change did not result in a limitation of the Company’s utilization of its net operating loss or in its research and development credits expiring unused.

The Company elected to follow the tax law method of determining realization of excess tax benefits for stock based compensation in accordance with ASC 718. During 2012, the Company has benefited from the excess stock option deduction of approximately $4.8 million before net operating loss utilization and accordingly, credited additional paid in capital for approximately $1.9 million.

(14)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of December 31, 2012
2013	$5,352
2014	3,990
2015	2,968
2016	1,594
2017	1,486
Thereafter	8,019

Total future minimum lease payments	$23,409

Rent expense in 2010, 2011 and 2012 was $2.3 million, $3.2 million and $4.5 million, respectively.

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

(15)	Related Party

The National Flex Trust, or the Trust, established by a subsidiary of the Company, is to provide reimbursement of qualified expenses to plan participants under certain employer plans that have contracted with the Company to provide the plan services using a custodial account, or the Trust Account. The client is

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

responsible for maintaining the employer plan for their participants, including the establishment of eligibility and paying all eligible claim amounts owed to their participants. The Company is an independent contractor engaged to perform administration services. As an administrator, the Company does not have the power to direct the activities of the Trust that would most significantly impact the Trust’s economic performance.

Under a Management Agreement for Services to the Trust, the Company is to provide services to the Trust, including accounting, treasury, tax, administration, and management. The Trust is to pay the Company monthly for the services provided based on plan participants and/or debit cards administered. For the past several years, the Trust’s earnings have been insufficient to cover these costs and, consequently, the Company has not recognized these fees during this period. Amounts due to the Company from the Trust for management services have been fully written off as of December 31, 2012. Trust expenses subsidized by the Company were $84,000, $112,000 and $82,000 in 2010, 2011 and 2012.

The Company has a long-term receivable due from the Trust totaling $1.0 million which the Trust holds with its banks, as a security deposit for the settlement of participant claims. The Company has recorded this receivable within Other Assets.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(16)	Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	March 31, 2011	June 30, 2011	September, 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$35,324	$33,861	$32,447	$34,005	$44,310	$43,777	$42,538	$46,657
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	15,366	13,244	12,537	14,504	17,057	15,620	15,210	16,760
Sales and marketing, technology and development and general and administrative	14,103	13,760	13,299	13,937	19,027	19,214	18,635	21,153
Amortization and change in contingent consideration	2,493	2,682	2,985	3,167	4,438	4,094	3,713	3,429

Total operating expense	31,962	29,686	28,821	31,608	40,522	38,928	37,558	41,342
Income from operations	3,362	4,175	3,626	2,397	3,788	4,849	4,980	5,315
Other income (expense):
Interest income	11	9	7	9	10	9	14	3
Interest expense	(86)	(111)	(125)	(172)	(405)	(452)	(456)	(459)
Other, net	(110)	51	627	(217)	(11)	419	19	2

Income before income taxes	3,177	4,124	4,135	2,017	3,382	4,825	4,557	4,861
Income tax (provision) benefit	(148)	(253)	(234)	20,503	(1,372)	(1,601)	(2,034)	(2,119)

Net income	3,029	3,871	3,901	22,520	2,010	3,224	2,523	2,742
Accretion of redemption premium (expense) benefit	(2,768)	(2,924)	387	(904)	(1,523)	(778)	—	—

Net income attributable to common stockholders	$261	$947	$4,288	$21,616	$487	$2,446	$2,523	$2,742

Net income per share attributable to common stockholders:
Basic	$0.17	$0.62	$2.79	$14.02	$0.32	$0.17	$0.09	$0.09
Diluted	$0.02	$0.06	$0.17	$1.03	$0.02	$0.10	$0.08	$0.09
Shares Outstanding
Basic	1,532	1,535	1,536	1,542	1,546	14,268	26,755	29,761
Diluted	16,143	16,450	19,379	21,825	16,986	24,349	31,632	31,898

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

Approval of Form of Restricted Stock Unit Agreement

On February 26, 2013, the Compensation Committee, or the Committee of our Board of Directors, or the Board, recommended that the Board approve, and the Board approved, a form of Restricted Stock Unit Agreement which is intended to serve as a standard form agreement for restricted stock unit awards to be issued to service providers under the 2010 Equity Incentive Plan, as amended and restated.

We may in the future grant restricted stock unit awards to our service providers, including our executive officers, in accordance with the terms of the form of Restricted Stock Unit Agreement, the material terms of which are briefly described below.

General Terms

The amount and terms of each award of restricted stock units will be determined by the Committee or the Board and will be set forth in an individual’s restricted stock unit agreement. Each restricted stock unit constitutes a right to receive one share of our common stock once the applicable vesting criteria have been met. We may withhold a portion of the shares subject to the grant to cover applicable tax withholdings or may permit the recipient to make alternate arrangements satisfactory to us.

Vesting

The restricted stock units will vest in accordance with the individual vesting schedule established by the Committee or the Board for each grant reflected on the Restricted Stock Unit Agreement. Generally, restricted stock units that have not vested by the time of a recipient’s termination of service with the company will be forfeited. However, as with our other forms of equity awards, the Committee or Board has the discretion to accelerate the vesting of these awards upon the occurrence of a change in control or termination of employment or other events, in their sole discretion.

Stockholder Rights

A restricted stock unit award recipient generally will not have any of the rights of a stockholder, including voting rights and the right to receive dividends and distributions, until after shares of common stock are issued in respect of the Restricted Stock Unit Agreement in accordance with applicable vesting criteria.

The foregoing description of the form of Restricted Stock Unit Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Restricted Stock Unit Agreement attached hereto as Exhibit 10.30 and incorporated herein by reference.

Approval of 2013 Bonus Plan for Executive Officers

On February 26, 2013, as part of its annual review process, the Committee approved its 2013 Plan for Executive Officers, or the 2013 Bonus Plan. Members of our executive team, including Messrs. Jackson, Green and Montes and Ms. Jackson, participate in the 2013 Bonus Plan and must remain employed by us through December 31, 2013 and must remain actively employed and in good standing on the date of any bonus payout, subject to certain exceptions set forth in the 2013 Bonus Plan, to be eligible for a payout. Any new members of our executive team that may be eligible to participate in the 2013 Bonus Plan will participate on a pro rata basis if their start date is prior to October 1, 2013.

The 2013 Bonus Plan consists of one twelve-month performance period: January 1, 2013 through December 31, 2013. The bonus pool is an unfunded and unsecured payment obligation of the Company. Determination of the actual bonuses paid to each individual take into account the following three factors: (1) our financial performance, as measured by actual adjusted EBITDA against our 2013 EBITDA target (45% weighted), (2) achievement of our organic revenue growth target, subject to us meeting a minimum adjusted EBIDTA target (45% weighted) and (3) achievement of individual objectives, subject to us meeting a minimum adjusted EBIDTA target (10% weighted). In addition, the Committee may make adjustments to the factors and/or the applicable weightings in its determination of the actual bonuses (if any) to be paid to the executive officers under the 2013 Bonus Plan.

If performance as to any performance measure is below the minimum threshold, no payout will be made with respect to that measure unless the Committee exercises its discretion to pay the bonus even though the specified performance measures were not satisfied.

The foregoing description of the 2013 Bonus Plan set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the 2013 Bonus Plan attached hereto as Exhibit 10.28 and incorporated herein by reference.

2012 Bonus Plan for Executive Officers

We adopted a 2012 Bonus Plan, or the 2012 Bonus Plan, which is similar to our 2013 Bonus Plan for Executive Officers. Members of the executive team, including Messrs. Jackson, Green and Montes and Ms. Jackson, participated in the 2012 Bonus Plan and were required to remain employed by us through December 31, 2012 and must remain actively employed and in good standing on the date of any bonus payout, subject to certain exceptions set forth in the 2012 Bonus Plan, to be eligible for a payout.

The 2012 Bonus Plan consists of one twelve-month performance period: January 1, 2012 through December 31, 2012. The bonus pool is an unfunded and unsecured payment obligation of the company. Determination of the actual bonuses paid to each individual take into account the following three factors: (1) our financial performance, as measured by actual adjusted EBITDA against our 2012 EBITDA target (45% weighted), (2) achievement of our organic revenue growth target, subject to us meeting a minimum adjusted EBIDTA target (45% weighted) and (3) achievement of individual objectives, subject to us meeting a minimum adjusted EBIDTA target (10% weighted).

If performance as to any performance measure is below the minimum threshold, no payout will be made with respect to that measure.

The foregoing description of the 2012 Bonus Plan set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Bonus Plan attached hereto as Exhibit 10.27 and incorporated herein by reference.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K that is found in our 2013 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders is incorporated by reference to our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference to our 2013 Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2012, 2011 and 2010

	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions)/ Recoveries	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2012	$69	$539	$(205)	$403
Year Ended December 31, 2011	$415	$292	$(638)	$69
Year Ended December 31, 2010	$349	$64	$2	$415

All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: February 26, 2013	By:	/s/ RICHARD T. GREEN
Richard T. Green
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. Jackson and Richard T. Green, and each or any one of them, his or her lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ JOSEPH L. JACKSON	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
Joseph L. Jackson

/S/ RICHARD T. GREEN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
Richard T. Green

/S/ RICHARD M. BERKELEY	Director	February 26, 2013
Richard M. Berkeley

/S/ THOMAS A. BEVILACQUA	Director	February 26, 2013
Thomas A. Bevilacqua

/S/ BRUCE G. BODAKEN	Director	February 26, 2013
Bruce G. Bodaken

/S/ MARIANN BYERWALTER	Director	February 26, 2013
Mariann Byerwalter

SIGNATURE	TITLE	DATE
/S/ JEROME D. GRAMAGLIA	Director	February 26, 2013
Jerome D. Gramaglia

/S/ JOHN W. LARSON	Director	February 26, 2013
John W. Larson

/S/ EDWARD C. NAFUS	Director	February 26, 2013
Edward C. Nafus

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, by and between Registrant and TransitCenter, Inc., dated as of November 16, 2011	S-1	333-173709	2.1	03/07/2012

3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	07/19/2011

3.2	Amended and Restated Bylaws of Registrant	S-1	333-173709	3.4	07/19/2011

4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	07/19/2011

4.2	Amended and Restated Investors’ Rights Agreement, dated as of December 22, 2005, between Registrant and certain holders of Registrant’s capital stock named therein	S-1	333-173709	4.2	04/25/2011

4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of December 28, 2009, between Registrant and certain holders of Registrant’s capital stock named therein	S-1	333-173709	4.3	04/25/2011

4.4	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of July 30, 2010, between Registrant and certain holders of Registrant’s capital stock named therein	S-1	333-173709	4.4	04/25/2011

4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	07/19/2011

4.6	Form of Amended and Restated Warrant to Purchase Series E-1 Preferred Stock	S-1	333-173709	4.6	04/25/2011

4.7	Warrant Agreement to Purchase Shares of the Series C Preferred Stock of Registrant issued to Hercules Technology Growth Capital, Inc., dated as of May 23, 2005	S-1	333-173709	4.7	04/25/2011

4.8	Warrant to Purchase Common Stock of Registrant issued to ORIX Venture Finance LLC, dated as of September 26, 2007	S-1	333-173709	4.8	04/25/2011

10.1*	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	07/19/2011

10.2*	Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.2	07/19/2011

10.3*	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	07/19/2011

10.4*	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	04/25/2011

10.5*	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	04/25/2011

10.6*	2012 Employee Stock Purchase Plan

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	03/07/2012

10.8*	Second Amended and Restated Employment Agreement, dated as of November 23, 2010, between Registrant and Joseph L. Jackson	S-1	333-173709	10.8	06/08/2011

10.9*	Form of Amended and Restated Executive Severance Benefit Agreement Purchase Plan	S-1	333-173709	10.9	04/25/2011

10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	04/25/2011

10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	03/07/2012

10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	03/07/2012

10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	09/24/2012

10.10D	Fourth Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012

10.11	Sublease Agreement between Oracle USA, Inc. and Registrant, dated as of September 13, 2006	S-1	333-173709	10.11	04/25/2011

10.12	First Amendment to Sublease between Oracle USA, Inc. and Registrant, dated as of October 30, 2006	S-1	333-173709	10.12	04/25/2011

10.13	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	04/25/2011

10.14	Assignment and Assumption of Lease, between, HCAP Strategies, Inc. and Registrant, dated as of May 16, 2005	S-1	333-173709	10.14	04/25/2011

10.15	Amendment to Commercial Building Lease, between Applied Buildings, LLC and Registrant, dated as of September 8, 2005	S-1	333-173709	10.15	04/25/2011

10.16	Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of July 23, 2007	S-1	333-173709	10.16	04/25/2011

10.17	First Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of May 24, 2010	S-1	333-173709	10.17	04/25/2011

10.18	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of August 31, 2010	S-1	333-173709	10.18	04/25/2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.19	Sublease Agreement, dated as of June 1, 2011, by and between Fringe Benefits Management Company and Registrant	S-1	333-173709	10.19	06/08/2011

10.20	Office Lease between Revere Corporate Center, LLC and Planned Benefits Systems, Inc., dated as of May 3, 2006	S-1	333-173709	10.20	04/25/2011

10.21	Amendment to Lease Agreement, dated as of October 6, 2008, by and between Revere Corporate Center, LLC and Planned Benefits Systems, Inc.	S-1	333-173709	10.21	04/25/2011

10.22	Pinnacle Corporate Centre IV Standard Office Lease, dated as of February 8, 2008, by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.22	04/25/2011

10.23	First Amendment to Lease, dated as of April 30, 2008, by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.23	04/25/2011

10.24	Second Amendment to Lease dated as of August 12, 2008 by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.24	04/25/2011

10.25	Second Amendment to Sublease between Oracle America, Inc. and Registrant, dated as of May 1, 2011	S-1	333-173709	10.25	06/08/2011

10.26*+	2011 Bonus Plan

10.27*+	2012 Bonus Plan

10.28*+	2013 Bonus Plan

10.29*	Amended Form of Stock Option Agreement under the Amended and Restated 2010 Equity Incentive Plan

10.30*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Equity Incentive Plan

21.1	List of subsidiaries of Registrant	S-1	333-173709	21.1	03/07/2012

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.SCH††	XBRL Taxonomy Extension Schema

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF††	XBRL Taxonomy Extension Definition Linkbase

101.LAB††	XBRL Taxonomy Extension Label Linkbase

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
**	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.