Form 10-K/A
period 2012-12-31
WAGEWORKS, INC.
filed 2013-03-11
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

WAGEWORKS, INC.

FORM 10-K/A

PART IV

Item 15. Exhibits and Financial Statement Schedules	1
Signatures	2

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the period ended December 31, 2012 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2013, solely to re-file Exhibits 10.26 and 10.27 for which we are no longer seeking confidential treatment from the SEC.

This Amendment does not reflect events occurring after the filing of the Original Filing. No other modifications or changes have been made to the Original Filing or the exhibits filed therewith. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

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

WAGEWORKS, INC.

Date: March 11, 2013	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	03/07/2012

10.8*	Second Amended and Restated Employment Agreement, dated as of November 23, 2010, between Registrant and Joseph L. Jackson	S-1	333-173709	10.8	06/08/2011

10.9*	Form of Amended and Restated Executive Severance Benefit Agreement Purchase Plan	S-1	333-173709	10.9	04/25/2011

10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	04/25/2011

10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	03/07/2012

10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	03/07/2012

10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	09/24/2012

10.10D	Fourth Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	02/27/2013

10.11	Sublease Agreement between Oracle USA, Inc. and Registrant, dated as of September 13, 2006	S-1	333-173709	10.11	04/25/2011

10.12	First Amendment to Sublease between Oracle USA, Inc. and Registrant, dated as of October 30, 2006	S-1	333-173709	10.12	04/25/2011

10.13	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	04/25/2011

10.14	Assignment and Assumption of Lease, between, HCAP Strategies, Inc. and Registrant, dated as of May 16, 2005	S-1	333-173709	10.14	04/25/2011

10.15	Amendment to Commercial Building Lease, between Applied Buildings, LLC and Registrant, dated as of September 8, 2005	S-1	333-173709	10.15	04/25/2011

10.16	Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of July 23, 2007	S-1	333-173709	10.16	04/25/2011

10.17	First Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of May 24, 2010	S-1	333-173709	10.17	04/25/2011

10.18	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of August 31, 2010	S-1	333-173709	10.18	04/25/2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.19	Sublease Agreement, dated as of June 1, 2011, by and between Fringe Benefits Management Company and Registrant	S-1	333-173709	10.19	06/08/2011

10.20	Office Lease between Revere Corporate Center, LLC and Planned Benefits Systems, Inc., dated as of May 3, 2006	S-1	333-173709	10.20	04/25/2011

10.21	Amendment to Lease Agreement, dated as of October 6, 2008, by and between Revere Corporate Center, LLC and Planned Benefits Systems, Inc.	S-1	333-173709	10.21	04/25/2011

10.22	Pinnacle Corporate Centre IV Standard Office Lease, dated as of February 8, 2008, by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.22	04/25/2011

10.23	First Amendment to Lease, dated as of April 30, 2008, by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.23	04/25/2011

10.24	Second Amendment to Lease dated as of August 12, 2008 by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.24	04/25/2011

10.25	Second Amendment to Sublease between Oracle America, Inc. and Registrant, dated as of May 1, 2011	S-1	333-173709	10.25	06/08/2011

10.26*++	2011 Bonus Plan

10.27*++	2012 Bonus Plan

10.28*+	2013 Bonus Plan	10-K	001-35232	10.28	02/27/2013

10.29*	Amended Form of Stock Option Agreement under the Amended and Restated 2010 Equity Incentive Plan	10-K	001-35232	10.29	02/27/2013

10.30*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Equity Incentive Plan	10-K	001-35232	10.30	02/27/2013

21.1	List of subsidiaries of Registrant	S-1	333-173709	21.1	03/07/2012

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	10-K	001-35232	23.1	02/27/2013

24.1	Power of Attorney (contained in the signature page to the Annual Report)	10-K	001-35232	24.1	02/27/2013

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35232	32.1	02/27/2013

101.INS††	XBRL Instance Document	10-K	001-35232	101.INS	02/27/2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.SCH††	XBRL Taxonomy Extension Schema	10-K	001-35232	101.SCH	02/27/2013

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase	10-K	001-35232	101.CAL	02/27/2013

101.DEF††	XBRL Taxonomy Extension Definition Linkbase	10-K	001-35232	101.DEF	02/27/2013

101.LAB††	XBRL Taxonomy Extension Label Linkbase	10-K	001-35232	101.LAB	02/27/2013

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase	10-K	001-35232	101.PRE	02/27/2013

*	Indicates a management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
++	This exhibit was originally filed with our Original Filing and is being re-filed as an Exhibit hereto in unredacted form.
**	The certifications attached as Exhibit 32.1 that accompany the Original Filing, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Filing, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.