Form 10-Q
period 2013-03-31
WAGEWORKS, INC.
filed 2013-05-09
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 33,356,871 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$305,052	$329,182
Restricted cash	1,147	330
Accounts receivable, less allowance for doubtful accounts of $403 and $420 at December 31, 2012 and March 31, 2013, respectively	22,924	32,708
Deferred tax assets - current	11,855	11,855
Prepaid expenses and other current assets	6,309	8,068

Total current assets	347,287	382,143
Restricted cash, net of current portion	2,432	—
Property and equipment, net	24,777	24,947
Goodwill	94,827	94,827
Acquired intangible assets, net	47,506	46,223
Other assets	1,938	1,834

Total assets	$518,767	$549,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,034	$37,487
Customer obligations	249,801	259,753
Short-term contingent payment	6,818	7,001
Other current liabilities	2,726	3,499

Total current liabilities	301,379	307,740
Long-term debt	44,371	44,390
Long-term contingent payment, net of current portion	11,772	11,963
Deferred tax liability	2,450	2,346
Other non-current liability	2,384	2,127

Total liabilities	362,356	368,566

Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 31,771 shares at December 31, 2012 and 33,483 shares at March 31, 2013	32	34
Treasury stock at cost 200 shares at December 31, 2012 and March 31, 2013	(546)	(546)
Additional paid-in capital	221,046	241,405
Accumulated deficit	(64,121)	(59,485)

Total stockholders’ equity	156,411	181,408

Total liabilities and stockholders’ equity	$518,767	$549,974

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenues:
Healthcare	$29,230	$35,727
Commuter	11,992	14,707
Other	3,088	5,681

Total revenue	44,310	56,115

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	17,057	20,613
Technology and development	4,340	5,817
Sales and marketing	7,209	8,515
General and administrative	7,478	9,209
Amortization and change in contingent consideration	4,438	4,462

Total operating expenses	40,522	48,616

Income from operations	3,788	7,499
Other income (expense):
Interest income	10	7
Interest expense	(405)	(378)
Loss on revaluation of warrants	(26)	—
Other income	15	19

Income before income taxes	3,382	7,147
Income tax provision	(1,372)	(2,511)

Net income	2,010	4,636
Accretion of redemption premium expense	(1,523)	—

Net income attributable to common stockholders	$487	$4,636

Basic net income per share attributable to common stockholders	$0.32	$0.14
Diluted net income per share attributable to common stockholders	$0.02	$0.14

Shares used in basic net income per share calculations	1,546	32,226
Shares used in diluted net income per share calculations	16,986	33,841

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net income	$2,010	$4,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	686	909
Amortization and change in contingent consideration	4,438	4,462
Stock-based compensation	559	1,073
Revaluation of warrants	26	—
Loss on disposal of fixed assets	24	71
Provision for doubtful accounts	70	35
Deferred taxes	1,006	2,407
Excess tax benefit from the exercise of stock options	—	(2,511)
Changes in operating assets and liabilities:
Accounts receivable	(3,244)	(9,819)
Prepaid expenses and other current assets	172	(2,600)
Other assets	(6)	104
Accounts payable and accrued expenses	(1,911)	(3,941)
Customer obligations	3,113	9,952
Other liabilities	1,056	530

Net cash provided by operating activities	7,999	5,308

Cash flows used in investing activities:
Purchases of property and equipment	(2,992)	(3,611)
Cash consideration for business acquisitions, net of cash acquired	8,551	—
Cash paid for acquisition of client contracts	—	(945)
Change in restricted cash	112	3,249

Net cash provided by (used in) investing activities	5,671	(1,307)

Cash flows from financing activities:
Proceeds from debt	29,630	—
Proceeds from follow-on offering net of underwriters commissions and discounts	—	11,550
Proceeds from exercise of common stock options	1	5,588
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	—	480
Purchase of treasury stock	(4)	—
Excess tax benefit from the exercise of stock options	—	2,511

Net cash provided by financing activities	29,627	20,129

Net increase in cash and cash equivalents	43,297	24,130
Cash and cash equivalents at beginning of period	154,621	305,052

Cash and cash equivalents at end of period	$197,918	$329,182

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$151	$873
Taxes	357	54
Noncash financing and investing activities:
Accretion of redemption premium	1,523	—
Reduction in FBM contingent consideration due to re-negotiated lease	528	—

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., or the Company, is a leading on-demand provider of tax-advantaged programs for consumer-directed health, commuter and other employee spending account benefits, or CDBs, in the United States. The Company administers and operates a broad array of CDBs, including spending account management programs such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, and commuter benefits, such as transit and parking programs.

The Company delivers its CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device including computers, smart phones and other mobile devices such as tablet computers. The Company’s on-demand delivery model eliminates the need for its employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

The Company’s CDB programs assist employees and their families to save money by using pre-tax dollars to pay for certain of their healthcare and commuter expenses. Employers financially benefit from the Company’s programs through reduced payroll taxes, even after factoring in the Company’s fees. Under the Company’s FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

The Company operates as a single reportable segment on an entity level basis. The Company generates revenue from the administration of healthcare, commuter and other employer sponsored tax-advantaged benefit services. The entity level is the aggregation of these three revenue streams.

Follow-On Public Offering

On March 18, 2013, the Company closed a follow-on public offering and sold 500,000 shares of common stock at a price of $24.00 per share, which raised $11.6 million, net of underwriters’ discounts and commissions. Certain selling stockholders, including funds affiliated with VantagePoint Capital Partners, or VantagePoint, sold 5,131,115 shares of common stock in the offering. In addition, the underwriters exercised their overallotment option to purchase 844,667 additional shares from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Unaudited Interim Financial Statements

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ended December 31, 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the December 31, 2012 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2012 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The contingent consideration payable related to Fringe Benefits Management (FBM), Choice Strategies (CS) and Benefit Concepts, Inc. (BCI) acquisitions were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2013, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at March 31, 2013 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration BCI
Balances at December 31, 2012	$330	$6,488	$11,772
Gains or losses included in earnings:
Loss on revaluation of contingent consideration	—	183	191

Balances at March 31, 2013	$330	$6,671	$11,963

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the statement of income, until the contingency is resolved. During the three months ended March 31, 2013, the Company recorded $0.2 million in charges for both CS and BCI related to changes in fair value of the contingent considerations, as a result of the passage of time, and recorded no charges related to FBM. The Company recorded $0.1 million and $0.4 million in charges related to the change in fair value of the contingent consideration for CS and FBM, respectively, during the three months ended March 31, 2012.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration - FBM	$330	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CS	$6,671	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - BCI	$11,963	Discounted cash flow	Annualized revenue and probability of achievement

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update, or ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is not impaired. ASU 2012-02, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 in the first quarter of 2013 did not have an impact on the Company’s financial results as the Company does not have any non-amortizable intangible assets but will be applied in the future should the Company obtain non-amortizable assets.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to Common Stockholders:

	Three Months Ended March 31,
	2012	2013
Numerator (basic and diluted):
Net income	$2,010	$4,636
Less: accretion of redemption premium expense	(1,523)	—

Net income attributable to common stockholders for basic EPS	$487	$4,636

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	(174)	—

Net income attributable to common stockholders for diluted EPS	$313	$4,636

Denominator (basic):
Weighted average common shares outstanding	1,546	32,226

Denominator (diluted):
Weighted average common shares outstanding	1,546	32,226
Dilutive stock options	916	1,615
Weighted average common shares from stock warrants	2,425	—
Weighted average common shares from preferred stock	12,099	—

Net weighted average common shares outstanding	16,986	33,841

Net income per share attributable to holders of common stock:
Basic	$0.32	$0.14
Diluted	$0.02	$0.14

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended March 31,
	2012	2013
Stock options outstanding	210	19
Common shares from convertible preferred stock	5,588	—

Total common stock equivalents	5,798	19

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Acquisitions

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be transitioned to the Company. As of March 31, 2013, the transitioning of existing Aflac employer clients has been completed. In the first quarter of 2013, the Company paid Aflac $0.9 million in connection with the final employer clients that transitioned to the Company. The Company has capitalized these payments as an intangible asset, under client contracts in the table in Note 4, and will amortize the asset over an expected life of 7 years.

In conjunction with the transition, Aflac and the Company also entered into a separate reseller arrangement pursuant to which Aflac agents will sell the Company’s FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

(4)	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill from the year ended December 31, 2012 to the period ended March 31, 2013.

Acquired intangible assets at December 31, 2012 and March 31, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012			March 31, 2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$58,410	$19,273	$39,137	$59,355	$20,738	$38,617
Trade names	2,180	792	1,388	2,180	871	1,309
Technology	9,946	4,316	5,630	9,946	4,959	4,987
Noncompete agreements	2,012	1,705	307	2,012	1,715	297
Favorable lease	1,137	93	1,044	1,137	124	1,013

Total	$73,685	$26,179	$47,506	$74,630	$28,407	$46,223

Amortization expense for acquired intangible assets totaled $1.3 million and $2.2 million for the three months ended March 31, 2012 and 2013, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2013	$6,556
2014	8,082
2015	6,586
2016	5,522
2017	5,203
Thereafter	14,274

Total	$46,223

(5)	Accounts Receivable

Accounts receivable at December 31, 2012 and March 31, 2013 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2012	2013
Trade receivables	$14,965	$17,428
Unpaid amounts for benefit services	8,362	15,700

	23,327	33,128
Less allowance for doubtful accounts	(403)	(420)

Accounts receivable, net	$22,924	$32,708

(6)	Property and Equipment

Property and equipment at December 31, 2012 and March 31, 2013 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2012	2013
Computers and equipment	$10,877	$10,005
Software and development costs	54,274	56,369
Furniture and fixtures	3,291	3,291
Leasehold improvements	7,039	6,879

	$75,481	$76,544
Less accumulated depreciation and amortization	(50,704)	(51,597)

Property and equipment, net	$24,777	$24,947

In the three months ended March 31, 2013, the Company capitalized software development costs of $3.4 million. In the three months ended March 31, 2012 and 2013, the Company amortized $1.5 million and $1.9 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At March 31, 2013, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $19.3 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended March 31, 2012 and 2013 was $2.1 million and $2.8 million, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and March 31, 2013 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2012	2013
Accounts payable	$2,020	$1,654
Payable to benefit providers and transit agencies	17,519	16,802
Accrued payables	6,239	6,198
Accrued compensation and related benefits	12,153	8,160
Other accrued expenses	1,994	1,505
Deferred revenue	2,109	3,168

Accounts payable and accrued expenses	$42,034	$37,487

(8)	Warrants

(a) Lender Warrant

On May 23, 2005, the Company entered into a Senior Loan and Security Agreement, or Hercules Debt, with Hercules. On September 27, 2007, the Company repaid the loan to Hercules. In connection with the Hercules Debt financing, the Company granted Hercules a warrant, or Lender Warrant, to purchase 423,529 shares of Series C Redeemable Preferred Stock at a purchase price of $4.25 per share. Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Lender Warrant became exercisable for 211,764 shares of common stock at a purchase price of $8.50 per share. In January 2013, the Lender Warrant was net exercised, resulting in 117,166 common shares being issued at an exercise price of $8.50 per share. The cashless net exercise resulted in no cash being received by the Company as the shares withheld were applied to settle the exercise price owed by the exercising stockholder.

(b) Investor Warrants

On December 28, 2009, in connection with the Company entering into certain convertible note agreements with several existing Preferred Stockholders, the Company granted to the instrument holders warrants, or Investor Warrants, to purchase Series E Preferred Stock (later amended to Series E-1 Preferred Stock). Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Investor Warrants became exercisable for 4,366,803 shares of common stock. In November 2012, the Company issued common shares, net of shares withheld, in connection with the exercise of the Investor Warrants by certain stockholders. The common shares were issued at an exercise price of $4.58 per share. Following this exercise, stockholders held Investor Warrants that were exercisable for 472,736 common shares; these remaining Investor Warrants were net exercised in January 2013, resulting in 350,705 common shares being issued at an exercise price of $4.58 per share. The cashless net exercise resulted in no cash being received by the Company as the shares withheld were applied to settle the exercise price owed by the exercising stockholder.

(9)	Common Stock

On May 15, 2012, the certificate of incorporation was amended to authorize the issuance of 1.1 billion shares of capital stock, of which 1.0 billion shares are designated as common stock.

VantagePoint owned approximately 20.4% of the Company’s outstanding common stock at March 31, 2013. The stockholder agreement provides that VantagePoint has the right to designate (and remove or replace) two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares. VantagePoint also has the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors and has access to our books and records, so long as it continues to hold at least 10% of our

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

outstanding shares. Additionally, so long as VantagePoint holds any of our shares, we may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent. Certain corporate actions by the Company no longer require VantagePoint’s approval as their ownership percentage of the Company’s outstanding common stock has fallen below 25%.

(10)	Employee Benefit Plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

In fiscal 2010 and the first quarter of 2012, the Company granted a total of 418,500 and 320,000 performance option awards to certain executives of the Company, respectively. The performance option awards vest upon the completion of 7 years of service with the Company, and are subject to potential early vesting based upon the achievement of certain milestones as follows: 25% to vest upon an initial public offering, 25% to vest upon achieving certain revenue growth rate per year for two consecutive years, and an additional 50% will vest upon the achievement on an initial public offering and achieving consecutive growth rates. The Company completed its initial public offering in May 2012 and 25% of the awards have vested. At March 31, 2013, the Company anticipates that it is probable it will achieve revenue growth that will trigger early vesting of the awards and will prospectively accelerate the stock-based compensation associated with these awards to be recognized through the end of fiscal 2013.

In the third quarter of 2012, the Company granted a total of 37,500 performance option award to an executive of the Company. The performance option award is subject to the following vesting criteria: none of the options shall vest until September 18, 2019, provided however, that the shares shall immediately vest and become exercisable upon the achievement of the following milestone: the shares shall immediately vest and become exercisable upon achieving certain revenue growth rate per year for two consecutive years. At March 31, 2013, the Company anticipates that it is probable it will achieve a revenue growth that will trigger early vesting of the awards and will prospectively accelerate the stock-based compensation associated with these awards to be recognized through the end of fiscal 2013.

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2012	2013
Cost of revenue	$47	$112
Technology and development	58	150
Sales and marketing	87	185
General and administrative	367	626

Total	$559	$1,073

As of March 31, 2013, there was $10.4 million of total unrecognized compensation cost related to unvested stock-based employee compensation arrangements which are expected to vest. The cost is expected to be recognized over a weighted average period of approximate 3.68 years as of March 31, 2013.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the weighted-average fair value of stock options granted during the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Stock options granted (in thousands)	792	452
Weighted average fair value at date of grant	$5.34	$11.69

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three months ended March 31, 2012 and 2013 were as follows:

	March 31,
	2012	2013
Expected volatility	55.84%	51.62%
Risk-free interest rate	1.37%	1.08%
Expected term	6.94 years	6.06 years
Dividend yield	—%	—%

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

Restricted Stock Units

The Company grants restricted stock units to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon either performance-based or service-based criteria. Generally, service-based restricted stock units vest over four years with 25% vesting after one year and the balance vesting monthly over the remaining period. Performance-based restricted stock units vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized either over the requisite service period, for service-based awards, or based on the probable outcome of achievement of the financial metrics, for performance-based awards. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance criteria. No restricted stock units were granted prior to fiscal 2013.

In the first quarter of 2013, the Company granted a total of 195,000 performance-based restricted stock units to certain executives and employees and granted a total of 161,500 service-based restricted stock units to certain employees. Performance-based restricted stock units are typically granted such that they vest upon the achievement of specified financial metrics during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted.

Stock-based compensation expense related to restricted stock units was $0.2 million for the three months ended March 31, 2013. Total unrecorded stock-based compensation cost at March 31, 2013 associated with restricted stock units was $7.6 million, which is expected to be recognized over a weighted-average period of 3.37 years.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at December 31, 2012	—	$—
Granted	357	23.76
Vested	—	—
Forfeitures	—	—

Non-vested at March 31, 2013	357	$23.76

(11)	Income Taxes

The income tax provision for the three months ended March 31, 2012 and 2013 was $1.4 million and $2.5 million, respectively. The change is primarily due to the increase in income before income taxes. The tax provision for the three months ended March 31, 2013 includes a discrete item of $0.3 million in 2012 Federal R&D tax credits that were retroactively reinstated by Congress in 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there is no income tax examination going on in the jurisdictions where the Company operates.

As of March 31, 2013, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(12)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of March 31, 2013
Remainder of 2013	$3,959
2014	4,403
2015	3,318
2016	1,738
2017	1,486
Thereafter	8,019

Total future minimum lease payments	$22,923

Rent expense in the three months ended March 31, 2012 and 2013 was $1.2 million and $1.4 million, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

(13)	Subsequent Event

Subsequent to the end of the first quarter of 2013, on May 1, 2013, the Company closed its acquisition of Crosby Benefit Systems, Inc., or CBS, a third party administrator of tax-advantaged consumer-directed benefits, such as flexible spending accounts, health reimbursement arrangements, COBRA continuance services, enrollment and eligibility services and commuter, based in Newton, Massachusetts. Because of the timing of when this acquisition closed, the initial accounting for this acquisition is still in process, including determining the fair value of the net assets acquired. CBS is now a division of the Company. A cash payment of $4.1 million was made on the close date and two smaller contingent consideration payments may be made to the former owners of CBS based upon future annual revenues from CBS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the first quarter of 2013 included additional expenses of $2.2 million due to the purchases of BCI. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be transitioned to the Company. As of March 31, 2013, the transitioning of existing Aflac employer clients has been completed. In the first quarter of 2013, the Company paid Aflac $0.9 million in connection with the final employer clients that transitioned to the Company. The Company has capitalized these payments as an intangible asset, under client contracts in the table in Note 4, and will amortize the asset over an expected life of 7 years.

In conjunction with the transition, Aflac and the Company also entered into a separate reseller arrangement pursuant to which Aflac agents will sell the Company’s FSA, HRA, HSA, commuter and COBRA at agreed prices and commission levels to new employers going forward.

Follow-on Public Offering

On March 18, 2013, we closed a follow-on public offering and sold 500,000 shares of common stock at a price of $24.00 per share, which raised $11.6 million, net of underwriters’ discounts and commissions. Certain selling stockholders, including VantagePoint, sold 5,131,115 shares of common stock in the offering. In addition, the underwriters exercised their overallotment option to purchase 844,667 additional shares from the selling stockholders. We did not receive any proceeds from the sale of shares by the selling stockholders.

Consolidation of Operations

We monitor our operating results and take steps to improve, redirect and consolidate our operations. In the first quarter of 2013, we closed our Vista California facility and consolidated redundant activities within our operations, which resulted in the early termination of a lease and elimination of certain personnel. The expenses related to these actions were approximately $0.4 million and were primarily driven by the termination of the lease.

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

Commuter Revenue

For our Commuter Order Model (or COM), Commuter Account Model (or CAM) and Commuter Express, we derive our commuter revenue from monthly service fees paid by our employer clients, interchange revenue that we receive from debit cards used by employee participants in connection with our commuter solutions and revenue from the sale of transit passes used in our commuter solutions. Our fees from employer clients are normally paid monthly in arrears based on the number of employee participants enrolled for the month. Most agreements have volume tiers that adjust the per participant price based upon the number of participants enrolled during that month. Revenue is recognized monthly as services are rendered under these written service agreements. We earn interchange revenue from the debit cards used by employee participants in connection with our commuter programs, which we recognize monthly based on reports received from third parties. We also receive commissions from transit passes, which we purchase from various transit agencies on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

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

Gain (Loss) on Revaluation of Warrants

We account for freestanding warrants that are exercisable into shares of potentially redeemable preferred stock as liabilities by marking-to-market those warrants at each reporting period from the warrant issuance date until their exercise date or expiration. The changes resulting from marking-to-market are presented in our consolidated statements of income as gain (loss) on revaluation of warrants. Upon the automatic conversion of our preferred stock into common stock in connection with the closing of our IPO in May 2012, the warrants became exercisable for shares of common stock. As the warrant is no longer exercisable into share of redeemable preferred stock, we will no longer record any mark-to-market changes in the fair value of the warrant in the consolidated statements of income.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of March 31, 2013, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. The tax provision for the three months ended March 31, 2013 includes a discrete item of $0.3 million in 2012 research and development tax credits under this retroactive reinstatement by Congress in 2013.

In addition, we had federal and California research and development credit carryforwards of approximately $2.6 million and $1.4 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2031, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

Our ability to utilize the net operating losses and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law (including in connection with our March 2013 follow-on offering). In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of our follow-on public offering, and have concluded that an ownership change occurred on October 9, 2012. The ownership change should not result in our net operating loss carryforwards or our research and development credits expiring unused. We completed a second follow-on offering on March 18, 2013 and evaluated this offering and concluded that it would not result in any limitation in our use of our net operating loss carryforwards or our research and development credits.

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

Accretion of Redemption Premium

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the completion of our IPO in May 2012, the redeemable preferred shares converted to common shares that are not redeemable. We performed the final re-measurement of the redeemable preferred stock at the effective date and the preferred stock was then reclassified from the mezzanine to equity. Subsequent to the effective date of our IPO, we have not recorded accretion of redeemable preferred shares.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of the Three Months Ended March 31, 2012 and 2013

Revenue

	Three Months Ended March 31,		Change from prior year
	2012	2013
	(in thousands, unaudited)
Revenue:
Healthcare	$29,230	$35,727	22%
Commuter	11,992	14,707	23%
Other	3,088	5,681	84%

Total revenue	$44,310	$56,115	27%

Healthcare Revenue

The $6.5 million increase in healthcare revenue for the first quarter of 2013 as compared to the first quarter of 2012 was primarily driven by a $3.8 million increase in FSA revenue due to an increase in employee participation in our programs driven by $1.8 million related to the Aflac channel partner arrangement, $1.7 million in post-purchase revenues for Benefit Concepts, Inc., which was acquired in December 2012, and $0.3 million from the addition of a large employer client in the first quarter of 2013. Healthcare revenue was further increased by a $1.3 million increase in HRA and HSA revenue, due to growth in participation of our HRA and HSA programs and addition of the large employer client in the first quarter of 2013. Increases in interchange fees of $0.8 million due to increased debit card usage as well as an increase in the number of debit cards issued further drove healthcare revenue.

Commuter Revenue

The $2.7 million increase in commuter revenue for the first quarter of 2013 as compared to the first quarter of 2012 was driven by the inclusion of a full quarter of TransitChek revenue for 2013 compared to 2012 as TransitChek was acquired in February 2012, which increased revenue by $1.7 million. The remainder of the commuter revenue increase was driven by an increased number of employee participants in our programs.

Other Revenue

The $2.6 million increase in other revenue for the first quarter of 2013 as compared to the first quarter of 2012 was primarily driven by the inclusion of $2.4 million in post-purchase COBRA revenues for BCI.

Cost of Revenues

	Three Months Ended March 31,		Change from prior year
	2012	2013
	(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$17,057	$20,613	21%
Percent of revenue	38%	37%

The $3.6 million increase in cost of revenues for the first quarter of 2013 as compared to the first quarter of 2012 was driven by increases in salaries and personnel-related costs of $2.3 million, primarily as a result of post-purchase salaries and personnel-related costs due to an increase in headcount from the BCI portfolio purchase. Cost of revenues were further increased by $1.1 million in outsource services costs resulting from processing and supporting an increased number of employee participants.

The decrease in cost of revenues as a percentage of revenue from the first quarter of 2012 to the first quarter of 2013 was primarily due to the significant increase in revenue. In addition, the TC acquisition continues add commuter revenue, which has lower direct expenses relative to healthcare revenue because healthcare revenue involves claims processing.

As we continue to scale our operations, we expect our cost of revenues to increase in dollar amount to support increased employer client and employee participant levels. Cost of revenues will continue to be affected by our portfolio purchases, acquisitions and channel partner arrangements. Prior to migrating to our proprietary technology platforms, these new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which typically occurs over the 12- to 24-month period following closing of the portfolio purchase or acquisition.

Technology and Development

	Three Months Ended March 31,		Change from prior year
	2012	2013
	(in thousands, unaudited)
Technology and development	$4,340	$5,817	34%
Percent of revenue	10%	10%

The $1.5 million increase in technology and development expenses for the first quarter of 2013 as compared to the first quarter of 2012 was driven by increases in salaries and personnel-related costs of $1.2 million, primarily as a result of post-purchase salaries and personnel-related costs due to an increase in headcount from the BCI portfolio purchase and increased headcount to support improvements to our platform in handling the processing of claims.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development, our CS and BCI portfolio purchase and our TC acquisition, we expect our technology and development expenses to increase in dollar amount in future periods. The timing of development and enhancement projects, including whether they are in phases where costs are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Three Months Ended March 31,		Change from prior year
	2012	2013
	(in thousands, unaudited)
Sales and marketing	$7,209	$8,515	18%
Percent of revenue	16%	15%

The $1.3 million increase in sales and marketing expense for the first quarter of 2013 as compared to the first quarter of 2012 was primarily driven by salaries and personnel-related costs of $1.1 million due to increased hiring of sales and marketing personnel.

We intend to continue to invest in sales, client services and marketing by hiring additional direct sales personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,		Change from prior year
	2012	2013
	(in thousands, unaudited)
General and administrative	$7,478	$9,209	23%
Percent of revenue	17%	16%

The $1.7 million increase in general and administrative expenses for the first quarter of 2013 as compared to the first quarter of 2012, was driven by the inclusion of approximately $0.6 million in post-purchase expenses for BCI and $0.4 million increase in salaries and personnel-related costs due to increased headcount in general and administrative departments. Increases in general and administrative expenses were further increased by $0.3 million in stock-based compensation expense, primarily due to additional expense from grants of restricted stock units and stock options made during the first quarter of 2013 and $0.3 million of additional one-time rent expense related to the closure of our Vista California facility.

General and administrative expenses as a percentage of revenue decreased for the first three months of 2013 as compared to the first three months of 2012 by 1%. This decrease was driven by continued efforts to consolidate and centralize general and administrative functions.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and due to the increased expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Three Months Ended March 31,		Change from prior year
	2012	2013
	(in thousands, unaudited)
Amortization and change in contingent consideration	$4,438	$4,462	1%

We incurred $0.4 million in contingent consideration expense for the first quarter of 2013 as compared to $1.7 million for the first quarter of 2012 as large fair value adjustments were made related to the PBS and FBM contingent considerations. This decrease in the amortization and change in contingent consideration line item is offset by increases of $1.3 million in additional amortization of acquired intangible assets primarily driven by the BCI portfolio purchase and client contracts being amortized related to the Aflac channel partnership arrangement.

Income Taxes

	Three Months Ended March 31,
	2012	2013
	(in thousands, unaudited)
Income taxes provision	$(1,372)	$(2,511)

Our provision for income taxes increased from $1.4 million for the first quarter of 2012 to $2.5 million for the first quarter of 2013 due primarily to the increase in income before taxes. The tax provision for the three months ended March 31, 2013 includes a discrete item of $0.3 million in 2012 Federal R&D tax credits that were retroactively reinstated by Congress in 2013.

Accretion of Redemption Premium

	Three Months Ended September 30,
	2011	2012
	(in thousands, unaudited)
Accretion of redemption premium expense	$(1,523)	$—

We accounted for redemption premium by recording accretion charges reflecting the changes in the redemption value of certain of our series of redeemable preferred stock over the period from the date of issuance to the earliest redemption date. Upon the closing date of our IPO in May 2012, all outstanding redeemable preferred shares were converted into shares of common stock which is non-redeemable. We performed the final re-measurement of the redemption value of the redeemable preferred stock at the effective date of our IPO and the redeemable preferred stock was then reclassified from the mezzanine level of the consolidated balance sheet into equity at the closing of the IPO. We therefore have not recorded accretion of redeemable preferred shares subsequent to the effective date of our IPO.

Liquidity and Capital Resources

At March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $329.2 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our follow-on public offering in March 2013, we received aggregate proceeds of $11.6 million, net of underwriters’ discounts and commissions but before deducting offering costs of $0.8 million.

Prior to our public offerings, our operations had been financed primarily through cash flows from operating activities, the sale of convertible preferred stock and short and long-term borrowings.

We believe that our existing cash and cash equivalents and expected cash flow from operations will be sufficient to meet our operating and capital requirements, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases; we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Union Bank Credit Facility

Debt consists of borrowings under a Commercial Credit Agreement, or Revolver, with Union Bank, N.A., or UB, under which we can borrow an aggregate principal amount up to $75.0 million. As collateral for the Revolver, the Company granted UB a security interest in all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The interest rate applicable to loans outstanding at March 31, 2013 ranged from 2.78% to 2.98%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015. At March 31, 2013, we had outstanding indebtedness under the Revolver of $44.6 million.

The Revolver contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a ratio of indebtedness to EBITDA, a debt service coverage ratio and a minimum consolidated net worth covenant. We are obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type.

The Revolver contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may declare the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2012 and March 31, 2013:

	December 31,	March 31,
	2012	2013
	(in thousands)
	(unaudited)
Cash and cash equivalents, end of period	$305,052	$329,182

The following table presents information regarding our cash flows for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$7,999	$5,308
Net cash provided by (used in) investing activities	5,671	(1,307)
Net cash provided by financing activities	29,627	20,129

Net increase in cash and cash equivalents	$43,297	$24,130

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$7,999	$5,308

Net cash provided by operating activities decreased $2.7 million from the year-to-date period ended March 31, 2012 to the year-to-date ended March 31, 2013, primarily due to a greater increase of $6.6 million in accounts receivable balances as a result of increased claim activity due from employer clients in the first quarter of 2013, and the movement in excess tax benefit from the exercise of stock options in the first quarter of 2013 to the financing section of the cash flow of $2.5 million. During the first quarter of 2012, excess tax benefit amounts from the exercise of stock options were immaterial for the period. Cash flows from operating activities were further decreased year-over-year by a $2.8 million increase in prepaid expenses and other currents assets as a result of payments made for offering costs incurred in the first quarter of 2013. These decreases were partially offset from a greater increase of $6.8 million of customer obligations primarily due to the timing of our billings and employer client payments and by greater net income for the first quarter of 2013 when compared to the first quarter of 2012.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by (used in) investing activities	$5,671	$(1,307)

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Net cash provided by investing activities decreased $7.0 million from the fiscal year-to-date period ended March 31, 2012 to the fiscal year-to-date period ended March 31, 2013, primarily due to cash received in the acquisition of TransitChek during first quarter of 2012, which had a positive cash inflow in investing activities for the period. During the first quarter of 2013, there were no cash inflows from acquisitions during the period. In the first quarter of 2013, standby letters of credits requiring cash collateral were canceled and no longer required us to collateralize the letters of credit which had a positive cash inflow for the period.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by financing activities	$29,627	$20,129

Net cash provided by financing activities decreased $9.5 million from the fiscal year-to-date period ended March 31, 2012 to the fiscal year-to-date period ended March 31, 2013, primarily due to cash received from draw downs under the Revolver with UB during the first quarter of 2012. There were no draw downs in the first quarter of 2013 under the Revolver. This decrease was partially offset by cash received from our follow-on public offering that took place in the first quarter of 2013, cash received from the exercise of common stock options and the excess tax benefit from the exercise of stock options.

Recently Issued Accounting Pronouncements

See Note 1 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2013:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$44,600	$—	$44,600	$—	$—
Interest on long-term debt obligations (2)	3,627	1,319	2,308	—	—
Operating lease obligations (3)	22,923	5,071	8,720	2,979	6,153
Acquisition payments (4)	21,148	7,348	13,800	—	—

Total	$92,298	$13,738	$69,428	$2,979	$6,153

(1)	Credit facility: $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. At March 31, 2013, we had $44.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current weighted average interest rate of 2.96% per annum on a $44.6 million principal amount through December 31, 2015.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2010 and 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of March 31, 2013, we had cash and cash equivalents of $329.2 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2013, we had outstanding principal of $44.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at the our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business fundamentally depends on employer and employee demand for tax-advantaged consumer-directed health, commuter and other employee spending plan benefits, or CDBs. Any diminution in or elimination of the availability of CDBs for employees would materially adversely affect our results of operations, financial condition, business and prospects. In addition, incentives for employers to offer CDBs may also be reduced or eliminated by changes in laws that result in employers no longer realizing financial gain from the implementation of these benefits. If employers cease to offer CDB programs or reduce the number of programs they offer to their employees or decide to participate in health care exchanges in lieu of offering our CDB programs, our results of operations, financial condition, business and prospects would also be materially adversely affected. We are not aware of any reliable statistics on the growth of CDB programs and cannot assure you that participation in CDB programs will grow.

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

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed six portfolio purchases and one acquisition, including two portfolio purchases and one acquisition in 2012. Our most recent portfolio purchase of Benefit Concepts, Inc., or BCI, was completed in December 2012. Our successful integration of these portfolio purchases and acquisitions into our operations on a cost-effective basis is critical to our future financial performance. While we believe that there are numerous potential portfolio purchases that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and our most recent acquisition may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisition, including:

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the first quarter of 2013 included additional expenses of $2.2 million due to the purchase of BCI. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

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

The market for our services and our business may not grow if our marketing efforts do not successfully raise awareness among employers and employees about the advantages of adopting and participating in CDB programs.

Our revenue model is substantially based on the number of employee participants enrolled in the CDB programs that we administer. We devote significant resources to educating both employers and their employees on the potential cost savings available to them from utilizing CDB programs. We have created various marketing, educational and awareness tools to inform employers about the benefits of offering CDB programs to their employees and how our services allow them to offer these benefits in an efficient and cost effective manner. We also provide marketing information to employees to inform them about the potential tax savings they can achieve by utilizing CDB programs to pay for their healthcare, commuter and other benefit needs. However, if more employers and employees do not both become aware of or understand these potential cost savings and choose to adopt CDB programs, our results of operations, financial condition, business and prospects may be materially adversely affected.

In addition, there is no guarantee that the market for our services will grow as we expect. For example, the value of our services is directly related to the complexity of administering CDB programs and government action that significantly reduces or simplifies these requirements could reduce demand or pricing for our services. Further, employees may not participate in CDB programs because they have insufficient funds to set aside pre-tax income into such programs, have concerns about forfeiting contributions due to forfeiture provisions in FSA benefit programs, or otherwise. If the market for our services declines or develops more slowly than we expect, or the number of employer clients that select us to provide CDB programs to their employee participants declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be materially adversely affected.

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

Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations. For instance on March 13, 2013, the staff of the Federal Reserve Board of Governors issued an FAQ that called into question when PIN enabled prepaid debit cards needed to be made available. This caused our bank card issuers to request that we comply with this FAQ by April 1, 2013 and that we bear the cost associated with compliance. While we have been successful in explaining that the Durbin Amendment to the Electronic Fund Transfer Act regulates the issuers and therefore this is their cost to bear, they have tried and may continue to try to pass a portion of the implementation costs of such change to us. While we do not currently expect that this will have, or is reasonably likely to have, a material adverse impact on our financial condition or operating results, we will need to continue to monitor the status of this rule as well as other potential changes in laws or regulations that may impact our business as such changes could potentially adversely affect our business, prospects and results of operations.

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

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. For example, in 2012, in addition to enhancing our mobile platform, we rolled out a new participant website that includes a technology upgrade, improved navigation, a new look and feel, and mobile and tablet device compatibility. Some of the enhanced capability now available includes the ability for participants to electronically view all claim and receipt images submitted via our participant website or EZ Receipts mobile application. Our health and wellness offerings were also expanded over the past year to include online claims for our wellness product and the integration of a Wellness Portal to provide our users with the most up-to-date health and wellness information. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. In addition, as the rules and regulations for participating in federal, state and private exchanges are still being developed, it is unclear whether we will be able to sell our CDBs into these exchanges and what types of development we will need to invest in so that we can make our CDBs available in such exchanges. We may also need to develop new products and services in order to effectively compete within the federal, state and private exchanges. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development.

Our ability to attract and retain new employer clients and increase revenue from existing employer clients will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new products or services or enhance our existing products or services to meet client requirements or participate in federal, state and/or private exchanges, our results of operations, financial condition, business or prospects may be materially adversely affected.

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

Our revenue is attributable to the number of employee participants at each of our employer clients, which in turn is influenced by the employment and hiring patterns of our employer clients. To the extent our employer clients freeze or reduce their headcount or wages paid because of general economic or other conditions, demand for our programs may decrease, which could materially adversely affect our results of operations, financial condition, business and prospects.

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

The number of accounts that generate revenue is typically greatest during our first calendar quarter due primarily to three factors. First, new employer clients and their employee participants typically begin service on January 1. Second, during the first calendar quarter, we are also servicing the end of plan year activity for existing clients, including assisting our clients with initiating the deduction of healthcare premiums on a tax deferred basis, and employee participants who do not continue participation into the next plan year. Third, we receive the majority of cash for pre-funded accounts from our employer clients in late December or early January, which results in higher cash balances during our first quarter.

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

Our operating results can flucuate from period to period, which could cause our share price to fluctuate.

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

If employee participants do not continue to utilize our prepaid debit cards or choose to use PIN rather than signature enabled prepaid debit cards, our results of operations, business and prospects could be materially adversely affected.

We derive a portion of our revenue from interchange fees that are paid to us when employee participants utilize our prepaid debit cards to pay for certain healthcare and commuter expenses under our CDB programs. These fees represent a percentage of the expenses transacted on each debit card. If our employer clients do not adopt these prepaid debit cards as part of the benefits programs they offer, if employee participants do not use them at the rate we expect, if employee participants choose to process their transactions over PIN networks rather than signature networks or if other alternatives to prepaid tax-advantaged benefit cards develop, our results of operations, business and prospects could be materially adversely affected.

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

We face competitive risks in situations where some of our strategic partners are also current or potential competitors. For example, certain of the banks we utilize as custodians of the funds for our HSA employee participants also offer their own HSA products. To the extent that these partners choose to offer competing products and services that they have developed or in which they have an interest to our current or potential clients, our results of operations, business and prospects could be materially adversely affected.

We are subject to complex regulation, and any compliance failures or regulatory action could materially adversely affect our business.

The plans we administer and, as a result, our business are subject to extensive, complex and continually changing federal and state laws and regulations, including the Affordable Care Act, IRS regulations, ERISA, privacy and HIPAA regulations and Department of Labor regulations, all of which are further described in “Business—Government Regulation” below. If we fail to comply with any applicable law, rule or regulation, we could be subject to fines and penalties, indemnification claims by our clients, or become the subject of a regulatory enforcement action, each of which would materially adversely affect our business and reputation.

We may also become subject to additional regulatory and compliance requirements as a result of changes in laws or regulations, or as a result of any expansion or enhancement of our existing products and services or the development of any new products or services in the future. For example, if we expand our product and service offerings into the health insurance market in the future, we would become subject to state Department of Insurance regulations. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort.

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

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers and directors.

Our success is substantially dependent upon the performance of our senior management, such as our chief executive officer. Our management and employees may terminate their employment at any time, and the loss of the services of any of our executive officers could materially adversely affect our business. Our success is also substantially dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. Additionally, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers due to potential liability concerns related to serving on a public company, including potential limitations on the adequacy of director and officer insurance coverage. If we are unable to attract and retain the necessary personnel, our results of operations, financial condition, business and prospects would be materially adversely affected.

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

We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Alegius. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, standards or FAQs that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.

Our results of operations, financial condition, business and prospects could be materially adversely affected if we experience unanticipated delays in rollouts by our employer clients of services to their employee participants.

We generally do not earn fees from our employer clients until our services are available to their employee participants. If our infrastructure capacity is insufficient to meet our needs or if employer clients decide to delay implementation, we may experience delays in deploying our programs to new employer clients, or expanding the services we offer to existing employer clients, and on-boarding their employee participants. If the rollout of our services to our employer clients and, subsequently, their employee participants is delayed, our results of operations, financial condition, business and prospects could be materially adversely affected.

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

As of December 31, 2012, we had $38.2 million of federal and $36.9 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2023 through 2029 for U.S. federal income tax purposes and beginning in 2017 through 2031 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $2.6 million and $1.4 million respectively. The federal research credit carryforwards expire beginning in 2022 through 2031, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law (including in connection with our March 2013 follow-on offering). In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of our follow-on public offering, and have concluded that an ownership change occurred on October 9, 2012. The ownership change should not result in our net operating loss carrryforwards or our research and development credits expiring unused. There were no material common stock transactions between October 9, 2012 and December 31, 2012 that would have caused another ownership change.

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

As of March 31, 2013, funds affiliated with VantagePoint Capital Partners, or VantagePoint, held approximately 20.4% of our outstanding common stock. In addition, we and VantagePoint are parties to a stockholder agreement related to a number of board of directors, stockholder and related governance matters.

The stockholder agreement provides that VantagePoint has the right to designate (and remove or replace) three of the members of our board of directors if VantagePoint owns at least 50% or more of our outstanding shares, two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares, and one member of our board of directors if VantagePoint owns between 10% and 20% of our outstanding shares. VantagePoint also has the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors and has access to our books and records, so long as it continues to hold at least 10% of our outstanding shares. Additionally, so long as VantagePoint holds any of our shares, we may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent.

VantagePoint is not prohibited from selling its interest in us to a third party.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” which could be as early as December 31, 2013, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. In addition, our management team will also have to continue to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We cannot predict whether investors will find our common stock less attractive because, as an “emerging growth company,” as defined in the JOBS Act, we are permitted to rely on certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Substantial sales of our common stock by our stockholders could depress the market price of our common stock regardless of our operating results.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of March 31, 2013, we had 33,282,354 shares of our common stock outstanding. In addition, as of March 31, 2013, there were outstanding options to purchase 4,330,126 shares of our common stock, 2,627,202 of which were vested and exercisable. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

In connection with our follow-on public offering in March 2013, we, the selling stockholders and all of our directors and executive officers entered into lock-up agreements pursuant to which we and they have agreed not to sell any common stock for 90 days after the date of this prospectus without the written consent of the underwriters. However, the underwriters may release these securities from these restrictions at any time without notice. We cannot predict what effect, if any, market sales of securities held by our stockholders or the availability of these securities for future sale will have on the market price of our common stock.

Our stock price has been fluctuated and may continue to do so and may even decline regardless of our financial performance.

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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other newly public companies generally, or those in our industry in particular;

•	changes brought about by health care reform and the emergence of federal, state and private exchanges;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•	any major change in our board of directors or management;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 9, 2013, we issued and sold an aggregate of 350,705 shares of common stock to nine accredited investors pursuant to the cashless net exercise of outstanding warrants held by such investors. The warrants were exercisable for an aggregate of 472,736 shares of common stock and each had an exercise price of $4.58 per share. The number of shares issued to such accredited investors upon the net exercise of the warrants was reduced by an aggregate of 122,031 shares to effect the net exercise of the warrants in accordance with their terms. We did not receive any cash proceeds from the cashless net exercise of these warrants.

On January 30, 2013, we issued and sold 117,166 shares of common stock to Hercules Technology Growth Capital, Inc., or Hercules, pursuant to the cashless net exercise of an outstanding warrant to purchase 211,764 shares of common stock at a purchase price of $8.50 per share. The number of shares issued upon the net exercise of Hercules’ warrant was reduced by 94,598 shares to effect the net exercise of the warrant in accordance with its terms. We did not receive any cash proceeds from the cashless net exercise of Hercules’ warrant.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes the transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

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

WAGEWORKS, INC.

Date: May 9, 2013	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28	2013 Bonus Plan	10-K	001-35232	10.28	02-27-12

10.29	Amended Form of Stock Option Agreement under the Amended and Restated 2010 Equity Incentive Plan	10-K	001-35232	10.29	02-27-12

10.30	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Equity incentive Plan	10-K	001-35232	10.30	02-27-12

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Schema Linkbase Document
101.CAL (2)	XBRL Taxonomy Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Labels Linkbase Document
101.PRE (2)	XBRL Taxonomy Presentation Linkbase Document

(1)	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.