Form 10-Q
period 2013-06-30
WAGEWORKS, INC.
filed 2013-08-07
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, there were 33,820,480 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2012	June 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$305,052	$354,982
Restricted cash	1,147	331
Accounts receivable, less allowance for doubtful accounts of $403 and $520 at December 31, 2012 and June 30, 2013, respectively	22,924	32,553
Deferred tax assets - current	11,855	11,855
Prepaid expenses and other current assets	6,309	7,739

Total current assets	347,287	407,460
Restricted cash, net of current portion	2,432	—
Property and equipment, net	24,777	26,035
Goodwill	94,827	98,089
Acquired intangible assets, net	47,506	46,925
Other assets	1,938	1,723

Total assets	$518,767	$580,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,034	$43,304
Customer obligations	249,801	271,823
Short-term contingent payment	6,818	12,883
Other current liabilities	2,726	1,090

Total current liabilities	301,379	329,100
Long-term debt	44,371	44,409
Long-term contingent payment, net of current portion	11,772	8,681
Deferred tax liability	2,450	1,915
Other non-current liability	2,384	1,947

Total liabilities	362,356	386,052

Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 31,771 shares at December 31, 2012 and 33,981 shares at June 30, 2013	32	34
Treasury stock at cost 200 shares at December 31, 2012 and June 30, 2013	(546)	(546)
Additional paid-in capital	221,046	250,185
Accumulated deficit	(64,121)	(55,493)

Total stockholders’ equity	156,411	194,180

Total liabilities and stockholders’ equity	$518,767	$580,232

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues:
Healthcare	$27,615	$33,871	$56,845	$69,598
Commuter	13,220	14,722	25,212	29,429
Other	2,942	5,968	6,030	11,649

Total revenue	43,777	54,561	88,087	110,676

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	15,620	19,932	32,677	40,545
Technology and development	4,622	5,750	8,962	11,567
Sales and marketing	7,267	8,409	14,476	16,924
General and administrative	7,325	9,008	14,803	18,217
Amortization and change in contingent consideration	4,094	4,725	8,532	9,187

Total operating expenses	38,928	47,824	79,450	96,440

Income from operations	4,849	6,737	8,637	14,236
Other income (expense):
Interest income	9	6	19	13
Interest expense	(452)	(369)	(857)	(747)
Gain on revaluation of warrants	407	—	381	—
Other income	12	14	27	33

Income before income taxes	4,825	6,388	8,207	13,535
Income tax provision	(1,601)	(2,396)	(2,973)	(4,907)

Net income	3,224	3,992	5,234	8,628
Accretion of redemption premium expense	(778)	—	(2,301)	—

Net income attributable to common stockholders	$2,446	$3,992	$2,933	$8,628

Basic net income per share attributable to common stockholders	$0.17	$0.12	$0.37	$0.26
Diluted net income per share attributable to common stockholders	$0.10	$0.11	$0.13	$0.25

Shares used in basic net income per share calculations	14,268	33,473	7,907	32,853
Shares used in diluted net income per share calculations	24,349	35,047	20,683	34,448

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$5,234	$8,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,446	1,831
Amortization and change in contingent consideration	8,532	9,187
Stock-based compensation	1,674	3,558
Revaluation of warrants	(381)	—
Loss on disposal of fixed assets	24	82
Payment of contingent consideration in excess of initial measurement	(2,453)	—
Provision for doubtful accounts	13	(15)
Deferred taxes	2,527	4,372
Excess tax benefit from the exercise of stock options	—	(4,908)
Changes in operating assets and liabilities:
Accounts receivable	(1,343)	(8,868)
Prepaid expenses and other current assets	(2,514)	(2,185)
Other assets	8	215
Accounts payable and accrued expenses	(159)	1,594
Customer obligations	2,160	18,212
Other liabilities	833	(2,045)

Net cash provided by operating activities	15,601	29,658

Cash flows used in investing activities:
Purchases of property and equipment	(6,403)	(7,421)
Cash consideration for business acquisitions, net of cash acquired	8,551	(751)
Cash paid for acquisition of client contracts	—	(1,219)
Change in restricted cash	574	3,248

Net cash provided by (used in) investing activities	2,722	(6,143)

Cash flows from financing activities:
Proceeds from debt	29,659	—
Proceeds from initial public offering net of underwriters commissions and discounts	62,566	—
Proceeds from follow-on offering net of underwriters commissions and discounts	—	11,550
Proceeds from exercise of common stock options	8	8,825
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	—	1,132
Payment of contingent consideration	(3,807)	—
Purchase of treasury stock	(30)	—
Excess tax benefit from the exercise of stock options	—	4,908

Net cash provided by financing activities	88,396	26,415

Net increase in cash and cash equivalents	106,719	49,930
Cash and cash equivalents at beginning of period	154,621	305,052

Cash and cash equivalents at end of period	$261,340	$354,982

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$464	$911
Taxes	486	486
Noncash financing and investing activities:
Accretion of redemption premium	2,301	—
Reduction in FBM contingent consideration due to re-negotiated lease	528	—
Conversion of preferred stock to common stock	118,417	—
Conversion of preferred stock warrants to common stock warrants	737	—

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

The contingent consideration payable related to Fringe Benefits Management (FBM), Choice Strategies (CS) Benefit Concepts, Inc. (BCI) and Crosby Benefit Systems, Inc. (CBS) acquisitions were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2013, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at June 30, 2013 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration BCI	Contingent Consideration CBS
Balances at December 31, 2012	$330	$6,488	$11,772	$—
Initial fair value of contingent consideration				2,170
Gains or losses included in earnings:
(Gains) losses on revaluation of contingent consideration	(330)	725	385	24

Balances at June 30, 2013	$—	$7,213	$12,157	$2,194

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the statement of income, until the contingency is resolved. During the three months ended June 30, 2013, the Company recorded a total of $0.8 million in charges for CS, BCI and CBS related to changes in fair value of the contingent considerations, primarily driven by increases in revenue levels achieved and forecasted to be achieved in 2013 for CS. The charges incurred in the three months ended June 30, 2013, are partially offset by a $0.3 million credit related to FBM. During the six months ended June 30, 2013, the Company recorded a total of $1.1 million in charges for CS, BCI and CBS related to changes in fair value of the contingent considerations, primarily driven by the CS revenue levels achieved as discussed above and as a result of the passage of time. These charges were also partially offset by the $0.3 million credit related to FBM. The Company recorded $0.8 million and $2.5 million in charges related to the change in fair value of the contingent consideration during the three and six months ended June 30, 2012, respectively, for Planned Benefit Systems, or PBS, CS, FBM and TransitCenter, Inc., or TC, driven by increases in revenue levels achieved and forecasted to be achieved.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration - CS	$7,213	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - BCI	$12,157	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$2,194	Discounted cash flow	Annualized revenue and probability of achievement

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to Common Stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Numerator (basic and diluted):
Net income	$3,224	$3,992	$5,234	$8,628
Less: accretion of redemption premium expense	(778)	—	(2,301)	—

Net income attributable to common stockholders for basic EPS	$2,446	$3,992	$2,933	$8,628

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	(86)	—	(260)	—

Net income attributable to common stockholders for diluted EPS	$2,360	$3,992	$2,673	$8,628

Denominator (basic):
Weighted average common shares outstanding	14,268	33,473	7,907	32,853

Denominator (diluted):
Weighted average common shares outstanding	14,268	33,473	7,907	32,853
Dilutive stock options	1,305	1,574	1,109	1,595
Weighted average common shares from stock warrants	2,793	—	2,626	—
Weighted average common shares from preferred stock	5,983	—	9,041	—

Net weighted average common shares outstanding	24,349	35,047	20,683	34,448

Net income per share attributable to holders of common stock:
Basic	$0.17	$0.12	$0.37	$0.26
Diluted	$0.10	$0.11	$0.13	$0.25

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Stock options outstanding	61	63	60	41
Common shares from convertible preferred stock	2,764	—	4,176	—

Total common stock equivalents	2,825	63	4,236	41

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Acquisitions

Crosby Benefit Systems, Inc. Acquisition

On May 1, 2013, the Company acquired Crosby Benefit Systems, Inc., or CBS, a third party administrator of tax-advantaged consumer directed benefits, such as, flexible spending accounts, health reimbursement arrangements, COBRA continuance services, enrollment and eligibility management and commuter programs, based in Newton, Massachusetts. CBS will continue to operate out of the Newton office as a division of the Company. The Company accounted for the acquisition of CBS as a purchase of a business under ASC 805. The results of operations for CBS have been included in the Company’s financial results since the acquisition date. The goodwill of $3.3 million arising from the acquisition was attributed to the premium paid for the opportunity to expand and better serve small and medium-sized businesses as well as enterprise clients. Goodwill is also attributed to the expectation of achieving greater long-term growth as a combined company than either company had operating alone. This acquisition added new customers and participant relationships and further strengthens the Company’s position in the Consumer-Directed Benefits market. The aggregate non-contingent portion of the purchase price was $5.0 million and was paid in cash on May 1, 2013.

The purchase price also includes a contingent consideration element that requires the Company to pay the former owners of CBS additional amounts in 2014 and 2015 based upon revenue growth rates of CBS for 2014 and 2015, respectively. The initial fair value of the contingent element totaled $2.2 million based on forecasted revenue growth rates for 2014 and 2015. The fair value was determined from forecasts developed by management based upon existing business and relationships and projected growth rates. The Company discounted these forecasts using a present value discount factor of 6.5%. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

The following table summarizes the consideration for CBS and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date (dollars in millions):

Goodwill	$3.3
Customer relationships	2.7
Other intangibles	0.1
Other net assets acquired	1.1

Total allocation of purchase price	$7.2

Customer relationships are being amortized over a useful life of 8 years.

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

The valuation of acquired payments to or from participants of BCI remain provisional and are based on the information that was available as of the acquisition date to estimate the fair value of these assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair value but the Company is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be transitioned to the Company. As of June 30, 2013, the transitioning of existing Aflac employer clients has been completed. For the six month period ended June 30, 2013, the Company paid Aflac $1.2 million in connection with the final employer clients that transitioned and have made total payments to Aflac of $7.2 million for all employer clients that transitioned to the Company. The Company has capitalized these payments as an intangible asset and will amortize the asset over an expected life of 7 years.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill from the year ended December 31, 2012 to June 30, 2013 is as follows (dollars in thousands):

Balance at December 31, 2012	$94,827
Additions	3,262

Balance at June 30, 2013	$98,089

The increase in goodwill is attributed to the acquisition of CBS (see Note 3).

Acquired intangible assets at December 31, 2012 and June 30, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012			June 30, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$58,410	$19,273	$39,137	$62,336	$22,300	$40,036
Trade names	2,180	792	1,388	2,240	953	1,287
Technology	9,946	4,316	5,630	9,946	5,613	4,333
Noncompete agreements	2,012	1,705	307	2,012	1,725	287
Favorable lease	1,137	93	1,044	1,137	155	982

Total	$73,685	$26,179	$47,506	$77,671	$30,746	$46,925

Amortization expense for acquired intangible assets totaled $1.7 million and $2.3 million for the three months ended June 30, 2012 and 2013, respectively. Amortization expense for acquired intangible assets totaled $3.0 million and $4.6 million for the six months ended June 30, 2012 and 2013, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2013	$4,559
2014	8,591
2015	7,096
2016	6,020
2017	5,693
Thereafter	14,966

Total	$46,925

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(5)	Accounts Receivable

Accounts receivable at December 31, 2012 and June 30, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012	June 30, 2013
Trade receivables	$14,965	$18,240
Unpaid amounts for benefit services	8,362	14,833

	23,327	33,073
Less allowance for doubtful accounts	(403)	(520)

Accounts receivable, net	$22,924	$32,553

(6)	Property and Equipment

Property and equipment at December 31, 2012 and June 30, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012	June 30, 2013
Computers and equipment	$10,877	$10,108
Software and development costs	54,274	59,487
Furniture and fixtures	3,291	2,846
Leasehold improvements	7,039	5,806

	$75,481	$78,247
Less accumulated depreciation and amortization	(50,704)	(52,212)

Property and equipment, net	$24,777	$26,035

In the six months ended June 30, 2013, the Company capitalized software development costs of $7.4 million. In the three months ended June 30, 2012 and 2013, the Company amortized $1.6 million and $2.0 million of capitalized software development costs, respectively. In the six months ended June 30, 2012 and 2013, the Company amortized $3.0 million and $3.8 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At June 30, 2013, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $20.2 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended June 30, 2012 and 2013 was $2.3 million and $2.9 million, respectively, and $4.5 million and $5.6 million in the six months ended June 30, 2012 and 2013, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and June 30, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012	June 30, 2013
Accounts payable	$2,020	$1,523
Payable to benefit providers and transit agencies	17,519	21,804
Accrued payables	6,239	5,034
Accrued compensation and related benefits	12,153	9,902
Other accrued expenses	1,994	1,821
Deferred revenue	2,109	3,220

Accounts payable and accrued expenses	$42,034	$43,304

(8)	Common Stock

During the six months ended June 30, 2013 there were 1.2 million shares exercised under the Company’s share-based payment arrangements for which the Company received $8.8 million.

VantagePoint owned approximately 20.2% of the Company’s outstanding common stock at June 30, 2013. The stockholder agreement provides that VantagePoint has the right to designate (and remove or replace) two members of the Company’s board of directors if VantagePoint owns between 20% and 50% of the Company’s outstanding shares. VantagePoint also has the right to select one of its board designees to serve on the Company’s compensation committee, nominating and corporate governance committee and any other special committee of the Company’s board of directors and has access to the Company’s books and records, so long as it continues to hold at least 10% of the Company’s outstanding shares. Additionally, so long as VantagePoint holds any of the Company’s shares, the Company may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent. Certain corporate actions by the Company no longer require VantagePoint’s approval as their ownership percentage of the Company’s outstanding common stock has fallen below 25%.

(9)	Employee Benefit Plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

In fiscal 2010 and the first quarter of 2012, the Company granted a total of 418,500 and 320,000 performance option awards to certain executives of the Company, respectively. The performance option awards vest upon the completion of 7 years of service with the Company, and are subject to potential early vesting based upon the achievement of certain milestones as follows: 25% to vest upon an initial public offering, 25% to vest upon achieving certain revenue growth rate per year for two consecutive years, and an additional 50% will vest upon the achievement on an initial public offering and achieving consecutive growth rates. The Company completed its initial public offering in May 2012 and 25% of the awards have vested. At June 30, 2013, the Company anticipates that it is probable it will achieve revenue growth that will trigger early vesting of the awards and has prospectively accelerated the stock-based compensation associated with these awards to be recognized through the end of fiscal 2013.

In the third quarter of 2012, the Company granted a total of 37,500 performance option award to an executive of the Company. The performance option award is subject to the following vesting criteria: none of the options shall vest until September 18, 2019, provided however, that the shares shall immediately vest and become exercisable upon the achievement of the following milestone: the shares shall immediately vest and become exercisable upon achieving certain revenue growth rate per year for two consecutive

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

years. At June 30, 2013, the Company anticipates that it is probable it will achieve a revenue growth that will trigger early vesting of the awards and has prospectively accelerated the stock-based compensation associated with these awards to be recognized through the end of fiscal 2013.

Stock-based compensation related to stock options and restricted stock units are classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Cost of revenue	$104	$285	$151	$398
Technology and development	79	192	137	342
Sales and marketing	136	301	224	486
General and administrative	796	1,707	1,162	2,332

Total	$1,115	$2,485	$1,674	$3,558

As of June 30, 2013, there was $9.7 million of total unrecognized compensation cost related to unvested stock-based employee compensation arrangements which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 3.5 years as of June 30, 2013.

The following table summarizes the weighted-average fair value of stock options granted during the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Stock options granted (in thousands)	79	78	871	530
Weighted average fair value at date of grant	$5.46	$11.70	$5.35	$11.69

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three and six months ended June 30, 2012 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Expected volatility	54.69%	51.51%	55.73%	51.60%
Risk-free interest rate	0.97%	0.80%	1.33%	1.04%
Expected term	6.01	5.34	6.90	5.95
Dividend yield	—%	—%	—%	—%

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

In the second quarter of 2013, the Company granted a total of 24,000 performance-based restricted stock units and a total of 5,000 service-based restricted stock units to certain employees. Performance-based restricted stock units are typically granted such that they vest upon the achievement of specified financial metrics during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted.

Stock-based compensation expense related to restricted stock units was $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively. Total unrecorded stock-based compensation cost at June 30, 2013 associated with restricted stock units was $8.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at December 31, 2012	—	$—
Granted	386	24.26
Vested	—	—
Forfeitures	—	—

Non-vested at June 30, 2013	386	$—

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(10)	Income Taxes

The income tax provision for the three months ended June 30, 2012 and 2013 was $1.6 million and $2.4 million, respectively, and the income tax provision for the six months ended June 30, 2012 and 2013 was $3.0 million and $4.9 million, respectively. The change is primarily due to the increase in income before income taxes. The tax provision for the three months ended June 30, 2013 includes a discrete item of $0.1 million for employee stock purchase plan disqualifying dispositions. The tax provision for the six months ended June 30, 2013 includes discrete items of $0.4 million primarily in 2012 Federal R&D tax credits that were retroactively reinstated by Congress in 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there is no income tax examination going on in the jurisdictions where the Company operates.

As of June 30, 2013, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(11)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of June 30, 2013
Remainder of 2013	$2,596
2014	4,690
2015	3,395
2016	1,765
2017	1,486
Thereafter	8,019

Total future minimum lease payments	$21,951

Rent expense for both the three months ended June 30, 2012 and 2013 was $1.1 million, and $2.3 million and $2.6 million for the six months ended June 30, 2012 and 2013, respectively.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(12)	Subsequent Event

Channel Partner Arrangement

As part of the Company’s continuing efforts to grow the Company’s business through the acquisition of employer clients through various means, in July 2013, the Company entered into a channel partner arrangement with Ceridian, a global product and services company, pursuant to which Ceridian’s Consumer-Directed Benefit account administration business will be substantially transitioned to the Company between October 2013 and the end of 2014. This new channel partner arrangement will not have a significant impact on revenue in 2013. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized and amortized over the expected life of the client relationships once transitioned, with a substantial portion of the total payment covered by an initial payment in July 2013. The Company will incur certain one-time transition costs but the amount and timing of such costs remain uncertain until the Company and Ceridian have finalized the transition schedule.

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

Our company was founded in 2000 to provide the administration of tax-free commuter benefits. In early 2003, we expanded our business to include the administration of tax-advantaged healthcare programs with our FSA program. As a result of subsequent portfolio purchases made through 2006, we have broadened our CDB offerings to include HRA, HSA and Consolidated Omnibus Budget Reconciliation Act, or COBRA, programs. In 2007 we purchased MHM Resources, or MHM. The MHM small- and medium-sized business, or SMB, portfolio expanded our existing client base and the MHM technology platform enhanced our service offering to SMBs. Between 2008 and 2012, we made six portfolio purchases that have added to our client base and broadened our opportunities with employers of all sizes. We completed an acquisition in February 2012, entered into a channel partner arrangement in April 2012, made another portfolio purchase in May 2013 and entered another channel partner arrangement in July 2013.

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

We offer prepaid debit cards for use in conjunction with almost all of the plans that we administer. These prepaid debit cards are offered in coordination with commercial banks and card associations. We receive interchange fees from employee participants’ prepaid debit card transactions, which are calculated as a percentage of the expenses transacted on each card. The Durbin Amendment to the Electronic Funds Transfer Act, establishes rules that implement interchange transaction fee restrictions and prohibitions against payment card network exclusivity arrangements and transaction routing restrictions related to the processing of electronic debit transactions. Although the rules do not include an explicit exemption for health benefit cards, our interchange fees are exempt from the Durbin Amendment because there is an exception for general purpose reloadable prepaid cards and some of such cards also fall outside the definitions that establish the scope of coverage. In addition to interchange fees, we also derive revenue through our wholesale card program from fees we charge to assist third party administrators, or TPAs, in issuing our prepaid debit cards to their employee participant groups and in selling their administrative services utilizing our prepaid debit cards to new employee participants. We have historically experienced seasonality in healthcare interchange revenue, which is typically the highest during the first quarter of the year because participants are either using their newly available balances for the current plan year or spending any remaining funds available from the prior plan year during the prior plan year’s grace period. A grace period is generally established by employer clients as January 1 through March 15 of the succeeding plan year and is the period during which employee participants can access funds from the prior plan year’s FSA account. Healthcare interchange revenue generally declines through the second and third quarters and is subject to a small increase in December as some employee participants strive to use their remaining account balances before the end of the plan year.

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

Consistent with this acquisition strategy, we have made seven portfolio purchases since 2007, which include MHM, in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company or FBM, in November 2010, the assets of The Choice Care Card, LLC, also known as Choice Strategies, or CS, in January 2012, Benefit Concepts, Inc., or BCI, in December 2012 and Crosby Benefit Systems, Inc., or CBS, in May 2013. In addition, we completed one acquisition, in which we acquired TransitCenter, Inc., or TC, in February 2012. These portfolio purchases and this acquisition have enabled us to expand our employer client base, particularly in the SMB and public sector markets, and provided an opportunity to cross-sell additional CDB services to our newly acquired employer clients. The purchases of CB, PBS and BCI increased our COBRA service offerings, and the purchase of the FBM portfolio expanded our service capabilities to public sector clients. Our model for these portfolio purchases generally involves a payment at closing of the transaction and contingent payments based on achievement of revenue growth targets. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase and we intend to continue executing our focused strategy of portfolio purchases to broaden our employer client base. The acquisition of TC enabled us to further expand our commuter tax-advantaged benefit offerings in the SMB market with products tailored to SMB needs. We believe this acquisition will help solidify our position as a leading provider of commuter-related CDBs.

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the six months ended June 30, 2013 included additional expenses of $5.4 million due to the purchases of BCI and CBS. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

Channel Partner Arrangement

As part of our continuing efforts to grow our business through the acquisition of employer clients through various means, in July 2013, we entered into a channel partner arrangement with Ceridian, a global product and services company, pursuant to which Ceridian’s Consumer-Directed Benefit account administration business will be substantially transitioned to us between October 2013 and the end of 2014. This new channel partner arrangement will not have a significant impact on revenue in 2013. In conjunction with the transition, we also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to us. The timing of the transition of revenue to us is dependent upon the employer clients executing new agreements with us and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized and amortized over the expected life of the client relationships once transitioned, with a substantial portion of the total payment covered by an initial payment in July 2013. We will incur certain one-time transition costs, but the amount and timing of such costs remain uncertain until we and Ceridian have finalized the transition schedule.

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be transitioned to the Company. As of June 30, 2013, the transitioning of existing Aflac employer clients has been completed. For the six month period ended June 30, 2013, we paid Aflac $1.2 million in connection with the final employer clients that transitioned and have made total payments to Aflac of $7.2 million for all employer clients that transitioned to us. We have capitalized these payments as an intangible asset and will amortize the asset over an expected life of 7 years.

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

In the second quarter of 2013, we decided not to renew our Leawood Kansas and Centennial Colorado office leases, which expired in June 2013 and set to expire in September 2013, respectively. We are not exiting the Leawood or Centennial markets, but have chosen not to maintain a physical presence at the two locations. We expect to incur $0.5 million in one-time severance and other benefit payments to various impacted employees related to the Leawood office. Costs associated with the Centennial office will be determined in the third quarter of 2013.

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

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of June 30, 2013, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. The tax provision for the six months ended June 30, 2013 includes a discrete item of $0.3 million in 2012 research and development tax credits under this retroactive reinstatement by Congress in 2013.

Our ability to utilize the net operating losses and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law (including in connection with our March 2013 follow-on offering). In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of our follow-on public offering, and have concluded that an ownership change occurred on October 9, 2012. The ownership change should not result in our net operating loss carryforwards or our research and development credits expiring unused. We completed a second follow-on offering on March 18, 2013 and evaluated this offering along with other material ownership changes through June 30, 2013 and concluded that it would not result in any limitation in our use of our net operating loss carryforwards or our research and development credits.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of the Three and Six Months Ended June 30, 2012 and 2013

Revenue

	Three Months Ended June 30,		Change from prior year	Six Months Ended June 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Revenue:
Healthcare	$27,615	$33,871	23%	$56,845	$69,598	22%
Commuter	13,220	14,722	11%	25,212	29,429	17%
Other	2,942	5,968	103%	6,030	11,649	93%

Total revenue	$43,777	$54,561	25%	$88,087	$110,676	26%

Healthcare Revenue

The $6.3 million increase in healthcare revenue for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by a $4.6 million increase in FSA revenue due to an increase in employee participation in our programs. The increase in employee participation in our programs was primarily driven by $1.9 million related to the Aflac channel partner arrangement, $1.3 million in post-purchase revenues for BCI, which was acquired in December 2012, $0.3 million from the addition of a large employer client in the first quarter of 2013 and $0.3 million in post-purchase revenues for CBS, which was acquired in May 2013. Healthcare revenue was further increased by a $1.0 million increase in HRA revenue primarily due to the addition of the large employer client and $0.2 million increase in HSA revenue due to growth in the participation of our HSA programs.

The $12.8 million increase in healthcare revenue for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by a $9.3 million increase in FSA revenue due to an increase in employee participation in our programs. The increase in employee participation in our programs was primarily driven by $3.7 million related to the Aflac channel partner arrangement, $3.0 million in post-purchase revenues for BCI, $0.6 million from the addition of a large employer client in the first quarter of 2013 and $0.3 million in post-purchase revenues for CBS. The growth in healthcare revenue was further driven by a $2.1 million increase in HRA revenue primarily due to the addition of the large employer client and $0.4 million increase in HSA revenue due to growth in participation of our HSA programs.

Commuter Revenue

The $1.5 million increase in commuter revenue for the second quarter of 2013 as compared to the second quarter of 2012 was driven by a $0.4 million increase in TransitCheck Premium revenue and a $0.3 million increase in Commuter Order Model revenue as the number of employee participants in these programs grew and as the statutory monthly cap was increased in the first quarter of 2013. Commuter revenue was further driven by a $0.4 million increase in TransitCheck Basic revenue due to an increase in employee participants in the program and the increase in the statutory monthly cap increase. The remainder of the commuter revenue growth was primarily driven by increased interchange revenue as a result of increased debit card usage.

The $4.2 million increase in commuter revenue for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by a $1.5 million increase in TransitCheck Premium revenue and a $0.6 million increase in Commuter Order Model revenue as the number of employee participants in these programs grew and as the statutory monthly cap was increased in the first quarter of 2013. Commuter revenue was further driven by a $1.4 million increase in TransitCheck Basic revenue due to an increase in employee participants in the program and the increase in the statutory monthly cap increase. The remainder of the commuter revenue growth was primarily driven by increased interchange revenue as a result of increased debit card usage.

Other Revenue

The $3.0 million increase in other revenue for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by the inclusion of $2.4 million in post-purchase COBRA revenues for BCI and $0.4 million in post-purchase revenues for CBS.

The $5.6 million increase in other revenue for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by the inclusion of $4.8 million in post-purchase COBRA revenues for BCI and $0.4 million in post-purchase revenues for CBS. The remainder of other revenue growth was primarily driven by COBRA revenue.

Cost of Revenues

	Three Months Ended June 30,		Change from prior year	Six Months Ended June 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$15,620	$19,932	28%	$32,677	$40,545	24%
Percent of revenue	36%	37%		37%	37%

The $4.3 million increase in cost of revenues for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by increases in salaries and personnel-related costs of $2.5 million, primarily as a result of post-purchase salaries and personnel-related costs from the BCI and CBS portfolio purchases, which increased headcount. The increase in cost of revenues was further driven by approximately $1.8 million in outsourced services, printing and postage costs, from the BCI and CBS portfolio purchases and the overall increase in processing and supporting an increased number of employee participants.

The $7.9 million increase in cost of revenues for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by increases in salaries and personnel-related costs of $4.8 million, primarily as a result of post-purchase salaries and personnel-related costs from the BCI and CBS portfolio purchases, which increased headcount. Cost of revenues were further driven by the inclusion of approximately $1.6 million in other post-purchase expenses for BCI and CBS, and $1.5 million in outsource services costs resulting from processing and supporting an increased number of employee participants.

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

Technology and Development

	Three Months Ended June 30,		Change from prior year	Six Months Ended June 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$4,622	$5,750	24%	$8,962	$11,567	29%
Percent of revenue	10%	11%		10%	10%

The $1.1 million increase in technology and development expenses for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by increases in salaries and personnel-related costs of $1.0 million, primarily as a result of post-purchase salaries and personnel-related costs due to an increase in headcount from the BCI and CBS portfolio purchases and increased headcount to support improvements to our platform in handling the processing of claims.

The $2.6 million increase in technology and development expenses for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by increases in salaries and personnel-related costs of $2.2 million, primarily as a result of post-purchase salaries and personnel-related costs due to an increase in headcount from the BCI and CBS portfolio purchases and increased headcount to support improvements to our platform in handling the processing of claims. Technology and development expenses were further driven by an increase in stock-based compensation expense of $0.2 million as a result of a greater number of stock options being expensed and increases in the number of shares issued and to be issued through our employee stock purchase plan.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development and our CS and BCI portfolio purchases, we expect our technology and development expenses to increase in dollar amount in future periods. The timing of development and enhancement projects, including whether they are in phases where costs are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,		Change from prior year	Six Months Ended June 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$7,267	$8,409	16%	$14,476	$16,924	17%
Percent of revenue	17%	15%		16%	15%

The $1.1 million increase in sales and marketing expense for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by salaries and personnel-related costs of $0.8 million due to an increase in headcount from the BCI and CBS portfolio purchases, as well as increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.2 million as a result of a greater number of stock options being expensed and increases in the number of shares issued and to be issued through our employee stock purchase plan.

The $2.4 million increase in sales and marketing expense for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by salaries and personnel-related costs of $1.9 million as a result of increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs, increases in commission expense and an increase in headcount from the BCI and CBS portfolio purchases. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.3 million as a result of a greater number of stock options being expensed and increases in the number of shares issued and to be issued through our employee stock purchase plan.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods. The decrease in the percentage of revenue for both the three and six months ended June 30, 2013 when compared to the prior year, is primarily driven by the BCI portfolio purchase, which has significantly lower sales and marketing expenses as a percentage of revenue.

General and Administrative

	Three Months Ended June 30,		Change from prior year	Six Months Ended June 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$7,325	$9,008	23%	$14,803	$18,217	23%
Percent of revenue	17%	17%		17%	16%

The $1.7 million increase in general and administrative expenses for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by an increase of $0.9 million in stock-based compensation expense, primarily due to additional expense from new grants of restricted stock units and stock options and increases in the number of shares issued and to be issued through our employee stock purchase plan. General and administrative expenses were further driven by salaries and personnel-related costs of $0.6 million due to an increase in headcount as we continue to expand our operations and from the BCI and CBS portfolio purchases that added additional headcount.

The $3.4 million increase in general and administration expenses for the first six months of 2013 as compared to the first six months of 2012 was primarily driven by an increase of $1.2 million in stock-based compensation expense, primarily due to additional expense from new grants of restricted stock units and stock options and increases in the number of shares issued and to be issued through our employee stock purchase plan. General and administrative expenses were further driven by salaries and personnel-related costs of $1.1 million due to an increase in headcount as we continue to expand our operations and from the BCI and CBS portfolio purchases that added additional headcount. General and administrative expenses also increased due to the inclusion of approximately $0.4 million in other post-purchase expenses for BCI and CBS. There was also a $0.3 million increase in general and administrative expenses driven by a decrease in the allocation of facilities costs out of general and administrative departments.

General and administrative expenses as a percentage of revenue decreased for the first six months of 2013 as compared to the first six months of 2012 by 1%. This decrease was driven by continued efforts to consolidate and centralize general and administrative functions.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and due to the increased expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Three Months Ended June 30,		Change from prior year	Six Months Ended June 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$4,094	$4,725	15%	$8,532	$9,187	8%

This increase in the amortization and change in contingent consideration line item for the second quarter of 2013 is primarily driven by $0.7 million in additional amortization of acquired intangible assets primarily driven by the BCI portfolio purchase and client contracts being amortized related to the Aflac channel partnership arrangement. The increase was also driven by additional amortization of capitalized software development costs of $0.4 million. These increases were partially offset by lower contingent consideration expense of $0.4 million for the second quarter of 2013 as compared to the second quarter of 2012 due to a fair value adjustment made related to the CS contingent consideration in the second quarter of 2012.

This increase in the amortization and change in contingent consideration line item for the first six months of 2013 is primarily driven by $1.6 million in additional amortization of acquired intangible assets primarily driven by the BCI portfolio purchase and client contracts being amortized related to the Aflac channel partnership arrangement. The increase was also driven by additional amortization of capitalized software development costs of $0.8 million. These increases were partially offset by lower contingent consideration expense of $1.7 million for the second quarter of 2013 as compared to the second quarter of 2012 due to a fair value adjustment made related to the PBS and CS contingent considerations in the second quarter of 2012.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands, unaudited)		(in thousands, unaudited)
Income taxes provision	$(1,601)	$(2,396)	$(2,973)	$(4,907)

Our provision for income taxes increased from $1.6 million for the second quarter of 2012 to $2.4 million for the second quarter of 2013 due primarily to the increase in income before taxes. The tax provision for the three months ended June 30, 2013 includes a discrete item of $0.1 million for employee stock purchase plan disqualifying dispositions. Our provision for income taxes increased from $3.0 million for the first six months of 2012 to $4.9 million for the first six months of 2013, due primarily to the increase in income before taxes. The tax provision for the six months ended June 30, 2013 includes discrete items of $0.4 million primarily in 2012 Federal R&D tax credits that were retroactively reinstated by Congress in 2013.

Accretion of Redemption Premium

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands, unaudited)		(in thousands, unaudited)
Accretion of redemption premium expense	$(778)	$—	$(2,301)	$—

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

Liquidity and Capital Resources

At June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $355.0 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our follow-on public offering in March 2013, we received aggregate proceeds of $11.6 million, net of underwriters’ discounts and commissions but before deducting offering costs of $0.8 million.

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

Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The interest rate applicable to loans outstanding at June 30, 2013 ranged from 2.78% to 2.98%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015. At June 30, 2013, we had outstanding indebtedness under the Revolver of $44.6 million.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
	(in thousands)
	(unaudited)
Cash and cash equivalents, end of period	$305,052	$354,982

The following table presents information regarding our cash flows for the six months ended June 30, 2012 and 2013:

	Six Months Ended June 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$15,601	$29,658
Net cash provided by (used in) investing activities	2,722	(6,143)
Net cash provided by financing activities	88,396	26,415

Net increase in cash and cash equivalents	$106,719	$49,930

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$15,601	$29,658

Net cash provided by operating activities increased $14.1 million during the year-to-date period ended June 30, 2013 compared to the year-to-date ended June 30, 2012, driven by an increase of $16.1 million of customer obligations primarily due to the timing of our billing and employer client payments of prefunds and an increase in net income of $3.4 million for the first six months of 2013 compared to the first six months of 2012. Cash provided by operating activities were further increased by $2.5 million from a payment of contingent consideration in excess of the initial measurement reflected in operating activities in the first six months of 2012 while no payment related to contingent consideration was made in the first six months of 2013. The increase in stock-based compensation expense from additional restricted stock units and stock options being expensed in the first six months of 2013 compared to the first six months of 2012 had a $1.9 million impact on operating cash. These increases were partially offset by an increase in accounts receivable in the first six months of 2013 when compared to the first six months of 2012, primarily from the timing and receipt of billing for funds owed by employer clients that had a $7.5 million impact on operating cash.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by (used in) investing activities	$2,722	$(6,143)

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Net cash used in investing activities increased $8.9 million during the year-to-date period ended June 30, 2013 compared to the year-to-date period ended June 30, 2012, primarily due to cash received in the acquisition of TransitChek during the first quarter of 2012, which had a positive cash inflow in investing activities of $8.6 million for the first six months of 2012, while the acquisition of Crosby Benefit Systems, Inc., during the second quarter of 2013 had a negative cash outflow of $0.8 million for the first six months of 2013 causing a negative year-over-year impact of $9.4 million. The cash used in investing activities were further increased by $1.2 million in cash outflows during the first six months of 2013, in connection with payments made to Aflac for the employer clients that have transitioned to the WageWorks, while no such payments had been made during the first six month of 2012. The cash used in investing activities were partially offset by inflows from the movement in restricted cash due to standby letters of credit requiring cash collateral being canceled and no longer requiring WageWorks to collateralize the letters of credit.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by financing activities	$88,396	$26,415

Net cash provided by financing activities decreased $62.0 million during the year-to-date period ended June 30, 2013 compared to the year-to-date period ended June 30, 2012, primarily due to cash received from our initial public offering and draw downs under the Revolver with UB during the first six months of 2012 totaling $92.2 million while we did not have these transactions during the first six months of 2013. These decreases were partially offset by cash received from our follow offering that took place in the first quarter of 2013 of $11.6 million and proceeds received from the exercise of stock options and issuance of stock under our employee stock purchase plan totaling $9.9 million. The decreases were further offset by payments of contingent consideration made during the first six months of 2012 while no payment for contingent consideration were made in the first six months of 2013.

Recently Issued Accounting Pronouncements

See Note 1 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2013 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$44,600	$—	$44,600	$—	$—
Interest on long-term debt obligations (2)	3,297	1,319	1,978	—	—
Operating lease obligations (3)	21,951	4,952	6,702	3,020	7,277
Acquisition payments (4)	23,693	13,473	10,220	—	—

Total	$93,541	$19,744	$63,500	$3,020	$7,277

(1)	Credit facility: $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. At June 30, 2013, we had $44.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current weighted average interest rate of 2.96% per annum on a $44.6 million principal amount through December 31, 2015.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013. See Note 3 of our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of June 30, 2013, we had cash and cash equivalents of $355.0 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2013, we had outstanding principal of $44.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed seven portfolio purchases and one acquisition. Our most recent portfolio purchases of Benefit Concepts, Inc., or BCI, and Crosby Benefit Systems, Inc., or CBS, were completed in December 2012 and May 2013, respectively. Our successful integration of these portfolio purchases and acquisitions into our operations on a cost-effective basis is critical to our future financial performance. While we believe that there are numerous potential portfolio purchases that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and our most recent acquisition may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisition, including:

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the six months ended June 30, 2013 included additional expenses of $5.4 million due to the purchase of BCI and CBS. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

If we are unable to retain and expand our employer client base and establish new channel partnerships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one to three years for our small- and medium-sized business, or SMB, clients. We also derive revenue from our channel partner agreements with American Family Life Assurance Company, or Aflac, and our new channel partner arrangement that we entered into in July 2013. We may in the future establish new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period.

Moreover, most of our employer clients have the right to cancel their agreements for convenience, subject to certain notice requirements. While few employer clients have terminated their agreements with us for convenience, some of our employer clients have elected not to renew their agreements with us. Our employer clients’ renewal rates may decline or fluctuate as a result of a number of factors, including the prices of competing products or services or reductions in our employer clients’ spending levels. Our ability to grow our business also depends upon our ability to maintain our existing channel partner relationships and develop new relationships. No assurance can be given that new channel partners will be found, that any such new relationships will be successful when they are in place, or that business with our current channel partners will increase. If our employer clients or channel partners do not renew their agreements with us, and we are unable to attract new employer clients or channel partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

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

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic brokers, insurance carriers, payroll services companies, private exchanges, third party advisors or other parties with which we have relationships, thereby limiting our ability to promote our CDB programs with these parties and private exchanges and limiting the number of brokers available to sell or market our programs. If we are unable to compete effectively with our competitors for any of the foregoing reasons or for any other reasons, our results of operations, financial condition, business and prospects could be materially adversely affected.

Changes in healthcare laws and other regulations applicable to our business may constrain our ability to offer our products and services.

Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations. For instance on March 13, 2013, the staff of the Federal Reserve Board of Governors issued an FAQ that called into question when PIN enabled prepaid debit cards needed to be made available. This caused our bank card issuers to request that we comply with this FAQ by April 1, 2013 and that we bear the cost associated with compliance. While we have been successful in explaining that the Durbin Amendment to the Electronic Fund Transfer Act regulates the issuers and therefore this is their cost to bear, they have tried and may continue to try to pass a portion of the implementation costs of such change to us. The Durbin Amendment to the Electronic Funds Transfer Act, establishes rules that implement interchange transaction fee restrictions and prohibitions against payment card network exclusivity arrangements and transaction routing restrictions related to the processing of electronic debit transactions. Although the rules do not include an explicit exemption for health benefit cards, our interchange fees are exempt from the Durbin Amendment because there is an exception for general purpose reloadable prepaid cards and some of such cards also fall outside the definitions that establish the scope of coverage

While we do not currently expect that this will have, or is reasonably likely to have, a material adverse impact on our financial condition or operating results, we will need to continue to monitor the status of this rule as well as other potential changes in laws or regulations that may impact our business as such changes could potentially adversely affect our business, prospects and results of operations.

There has been an increasing political and regulatory focus on healthcare laws in recent years. While legislation such as the Patient Protection and Affordable Care Act has been signed into law, many of the details necessary to implement the legislation have yet to be defined. For example, any new laws that increase reporting and compliance burdens on employers may make them less likely to offer CDBs to their employees and instead offer employees benefit coverage through public exchanges. If employers are less incentivized to offer our CDB programs to employees because of increased regulatory burdens or otherwise, our results of operations and financial condition could be materially adversely affected.

We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing and introducing these products and services on our business.

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. During this past year, we have added several new features to our participant site and have continued to enhance the site’s mobile compatibility. We also added more functionality to our EZ Receipts mobile application to enable participants to track and monitor their account information and activity on the go. To increase the value we deliver to our clients, we have also started updating the look and feel of our client facing website which includes the addition of a new graphic dashboard providing users access to key metrics. Scalability of our platform also remains an on-going focus as our platform volume increases. Investment in technology stack upgrades continue, to ensure stability and performance of our applications for our clients and participants. Our health and wellness offerings were also expanded over the past year to include online claims for our wellness product and the integration of a Wellness Portal to provide our users with the most up-to-date health and wellness information. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. In addition, as the rules and regulations for participating in public exchanges are still being developed, it is unclear whether we will be able to sell all of our CDBs into these exchanges and what types of development we will need to invest in so that we can make our CDBs available in such exchanges. We may also need to develop new products and services in order to effectively compete within the public exchanges. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development.

Our ability to attract and retain new employer clients and increase revenue from existing employer clients will depend in large part on our ability to enhance and improve our existing products and services and to introduce new products and services. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new products or services or enhance our existing products or services to meet client requirements or participate in public exchanges, our results of operations, financial condition, business or prospects may be materially adversely affected.

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

We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts and sell into the private exchanges, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various channel brokers, including insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional TPAs, to sell and market our programs to SMB employers. If we are unable to develop and expand our direct sales teams or these indirect sales channels, our ability to attract new employer clients, become a private exchange partner and cross-sell our programs may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.

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

Our operating results can fluctuate from period to period, which could cause our share price to fluctuate.

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

We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Alegius. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use the PIN network, standards or FAQs that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.

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

As of June 30, 2013, funds affiliated with VantagePoint Capital Partners, or VantagePoint, held approximately 20.2% of our outstanding common stock. In addition, we and VantagePoint are parties to a stockholder agreement related to a number of board of directors, stockholder and related governance matters. The stockholder agreement provides that VantagePoint has the right to designate (and remove or replace) two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares and one member of our board of directors if VantagePoint owns between 10% and 20% of our outstanding shares. VantagePoint also has the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors and has access to our books and records, so long as it continues to hold at least 10% of our outstanding shares. Additionally, so long as VantagePoint holds any of our shares, we may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent. VantagePoint is not prohibited from selling its interest in us to a third party.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

We will remain an “emerging growth company” only until December 31, 2013, at which point we will be a large accelerated filer and become subject to the requirements of Section 404 and other provisions of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, for our audited 2013 financials.

As a public company and particularly after we cease to be an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of June 30, 2013, we had 33,780,877 shares of our common stock outstanding. In addition, as of June 30, 2013, there were outstanding options to purchase 3,906,044 shares of our common stock. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: August 7, 2013	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated WageWorks, Inc. 2010 Equity Incentive Plan	8-K	001-35232	10.1	04-17-13

10.2	Executive Bonus Plan	8-K	001-35232	10.2	04-17-13

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS (2) 101.SCH (2) 101.CAL (2) 101.DEF (2) 101.LAB (2) 101.PRE (2)

XBRL Instance Document

XBRL Taxonomy Schema Linkbase Document

XBRL Taxonomy Calculation Linkbase Document

XBRL Taxonomy Definition Linkbase Document

XBRL Taxonomy Labels Linkbase Document

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