Form 10-Q
period 2013-09-30
WAGEWORKS, INC.
filed 2013-11-05
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013, there were 34,594,482 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2012	September 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$305,052	$309,094
Restricted cash	1,147	331
Accounts receivable, net	22,924	30,711
Deferred tax assets - current	11,855	1,985
Prepaid expenses and other current assets	6,309	7,642

Total current assets	347,287	349,763
Restricted cash, net of current portion	2,432	—
Property and equipment, net	24,777	26,545
Goodwill	94,827	98,089
Acquired intangible assets, net	47,506	44,609
Deferred tax assets	—	9,870
Other assets	1,938	16,630

Total assets	$518,767	$545,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,034	$46,005
Customer obligations	249,801	242,567
Short-term contingent payment	6,818	4,790
Other current liabilities	2,726	727

Total current liabilities	301,379	294,089
Long-term debt	44,371	29,428
Long-term contingent payment, net of current portion	11,772	5,695
Deferred tax liability	2,450	1,485
Other non-current liability	2,384	1,824

Total liabilities	362,356	332,521

Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 31,771 shares at December 31, 2012 and 34,758 shares at September 30, 2013	32	35
Treasury stock at cost 200 shares at December 31, 2012 and September 30, 2013	(546)	(546)
Additional paid-in capital	221,046	261,238
Accumulated deficit	(64,121)	(47,742)

Total stockholders’ equity	156,411	212,985

Total liabilities and stockholders’ equity	$518,767	$545,506

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues:
Healthcare	$26,508	$32,646	$83,353	$102,244
Commuter	13,090	14,949	38,302	44,378
Other	2,940	5,976	8,970	17,625

Total revenue	42,538	53,571	130,625	164,247

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	15,210	19,300	47,887	59,845
Technology and development	4,784	4,934	13,746	16,501
Sales and marketing	6,901	8,713	21,377	25,637
General and administrative	6,950	10,185	21,753	28,402
Amortization and change in contingent consideration	3,713	554	12,245	9,741

Total operating expenses	37,558	43,686	117,008	140,126

Income from operations	4,980	9,885	13,617	24,121
Other income (expense):
Interest income	14	3	33	16
Interest expense	(456)	(326)	(1,313)	(1,073)
Gain on revaluation of warrants	—	—	381	—
Other income	19	7	46	40

Income before income taxes	4,557	9,569	12,764	23,104
Income tax provision	(2,034)	(1,818)	(5,007)	(6,725)

Net income	2,523	7,751	7,757	16,379
Accretion of redemption premium expense	—	—	(2,301)	—

Net income attributable to common stockholders	$2,523	$7,751	$5,456	$16,379

Basic net income per share attributable to common stockholders	$0.09	$0.23	$0.38	$0.49
Diluted net income per share attributable to common stockholders	$0.08	$0.22	$0.21	$0.47

Shares used in basic net income per share calculations	26,755	34,134	14,235	33,285
Shares used in diluted net income per share calculations	31,632	35,875	24,411	34,929

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income	$7,757	$16,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,190	2,627
Amortization and change in contingent consideration	12,245	9,741
Stock-based compensation	2,855	6,476
Revaluation of warrants	(381)	—
Loss on disposal of fixed assets	25	91
Payment of contingent consideration in excess of initial measurement	(3,361)	(643)
Provision for doubtful accounts	(412)	115
Deferred taxes	4,879	6,118
Excess tax benefit from the exercise of stock options	—	(7,084)
Changes in operating assets and liabilities:
Accounts receivable	(3,313)	(7,156)
Prepaid expenses and other current assets	(2,381)	(2,084)
Other assets	(15)	308
Accounts payable and accrued expenses	4,050	4,310
Customer obligations	(18,891)	(11,044)
Other liabilities	317	(2,517)

Net cash provided by operating activities	5,564	15,637

Cash flows from investing activities:
Purchases of property and equipment	(9,634)	(10,791)
Cash consideration for business acquisitions, net of cash acquired	8,551	(751)
Cash paid for acquisition of client contracts	(711)	(1,219)
Advance payment for acquisition of client contracts	—	(15,000)
Change in restricted cash	1,957	3,248

Net cash provided by (used in) investing activities	163	(24,513)

Cash flows from financing activities:
Proceeds from debt	29,564	—
Repayment of debt	—	(15,000)
Proceeds from initial public offering net of underwriters commissions and discounts	62,566	—
Proceeds from follow-on offering net of underwriters commissions and discounts	—	11,550
Proceeds from exercise of common stock options	154	14,446
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	451	1,467
Payment of contingent consideration	(14,110)	(6,629)
Purchase of treasury stock	(112)	—
Excess tax benefit from the exercise of stock options	—	7,084

Net cash provided by financing activities	78,513	12,918

Net increase in cash and cash equivalents	84,240	4,042
Cash and cash equivalents at beginning of period	154,621	305,052

Cash and cash equivalents at end of period	$238,861	$309,094

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,009	$1,133
Taxes	575	557
Noncash financing and investing activities:
Accretion of redemption premium	2,301	—
Reduction in FBM contingent consideration due to re-negotiated lease	528	—
Conversion of preferred stock to common stock	118,417	—
Conversion of preferred stock warrants to common stock warrants	737	—

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

Follow-On Public Offerings

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

On August 19, 2013, the Company closed a follow-on public offering pursuant to which certain selling stockholders, including VantagePoint, sold 2,968,276 shares of common stock. In addition, the underwriters exercised their overallotment option to purchase 445,241 additional shares from the selling stockholders. The shares were purchased at a price of $39.54 per share, net of underwriters’ discounts and commissions. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, expired and unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, and the assumptions used to fair value contingent consideration associated with acquisitions and purchase accounting. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at September 30, 2013, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at September 30, 2013 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration BCI	Contingent Consideration CBS
Balances at December 31, 2012	$330	$6,488	$11,772	$—
Initial fair value of contingent consideration				2,170
Gains or losses included in earnings:

(Gains) losses on revaluation of contingent consideration	(330)	784	(3,517)	60

Payment of contingent consideration	—	(7,272)	—	—

Balances at September 30, 2013	$—	$—	$8,255	$2,230

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

The Company recorded less than ten thousand dollars and $1.6 million in charges related to the change in fair value of the contingent considerations for Planned Benefits Systems and FBM, respectively, during each of the three and nine months ended September 30, 2012, due to increased revenue levels estimated to be achieved. In the three and nine months ended September 30, 2012, the Company recorded $0.2 million and $1.1 million in charges, respectively, related to the change in fair value of the CS contingent consideration due to increased revenue levels estimated to be achieved. In the three and nine months ended September 30, 2012, the Company recorded less than a $0.1 million and $0.1 million in charges, respectively, related to the change in fair value of the TransitCheck contingent consideration as a result of the passage of time.

During the three months ended September 30, 2013, the Company recorded a net gain of $3.8 million for CS, BCI and CBS related to changes in fair value of the contingent considerations. The gain was driven by the re-measurement of the contingent consideration related to BCI, as the timing of anticipated partnerships and employer clients were deferred until later in 2014 and into 2015, as such the anticipated revenue increase in 2014 and 2015 was adjusted in the forecasts. During the nine months ended September 30, 2013, the Company recorded a net gain of $3.0 million for FBM, CS, BCI and CBS related to changes in fair value of the contingent consideration, driven by BCI as discussed above for the three months ended September 30, 2013.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration - BCI	$8,255	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$2,230	Discounted cash flow	Annualized revenue and probability of achievement

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The Company does not anticipate that the adoption of this standard in the first quarter of 2015 will have a material impact on its results of operations or its financial condition.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to Common Stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Numerator (basic and diluted):
Net income	$2,523	$7,751	$7,757	$16,379
Less: accretion of redemption premium expense	—	—	(2,301)	—

Net income attributable to common stockholders for basic EPS	$2,523	$7,751	$5,456	$16,379

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	—	—	(260)	—

Net income attributable to common stockholders for diluted EPS	$2,523	$7,751	$5,196	$16,379

Denominator (basic):
Weighted average common shares outstanding	26,755	34,134	14,235	33,285

Denominator (diluted):
Weighted average common shares outstanding	26,755	34,134	14,235	33,285
Dilutive stock options	1,620	1,741	1,280	1,644
Weighted average common shares from stock warrants	3,257	—	2,891	—
Weighted average common shares from preferred stock	—	—	6,005	—

Net weighted average common shares outstanding	31,632	35,875	24,411	34,929

Net income per share attributable to holders of common stock:
Basic	$0.09	$0.23	$0.38	$0.49
Diluted	$0.08	$0.22	$0.21	$0.47

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Stock options outstanding	1	4	40	29
Common shares from convertible preferred stock	—	—	2,774	—

Total common stock equivalents	1	4	2,814	29

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Acquisitions

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be transitioned to the Company. As of June 30, 2013, the transitioning of existing Aflac employer clients was completed. The Company paid Aflac total payments of $7.2 million for all employer clients that transitioned to the Company. The Company has capitalized these payments as an intangible asset and is amortizing the asset over an expected life of 7 years.

Ceridian Channel Partner Arrangement

In July 2013, the Company entered into a channel partner arrangement with Ceridian, a global product and services company, pursuant to which the Ceridian’s Consumer-Directed Benefit account administration business will be substantially transitioned to the Company between October 2013 and January 2015. This new channel partner arrangement will not have a significant impact on revenue in 2013. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price. The $15.0 million payment was recorded in the other assets line item in the Company’s consolidated balance sheet as of September 30, 2013. As the employer clients transition to the Company, the payments will be transferred to intangible assets and amortized over the expected life of the relationship with the employer client. The Company will incur certain one-time transition costs but the amount and timing of such costs remain uncertain until the Company and Ceridian have finalized the transition schedule.

(4)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill from the year ended December 31, 2012 to September 30, 2013 is as follows (dollars in thousands):

Balance at December 31, 2012	$94,827
Additions	3,262

Balance at September 30, 2013	$98,089

The increase in goodwill is attributed to the acquisition of CBS (see Note 3).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Acquired intangible assets at December 31, 2012 and September 30, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012			September 30, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$58,410	$19,273	$39,137	$62,336	$23,852	$38,484
Trade names	2,180	792	1,388	2,240	1,036	1,204
Technology	9,946	4,316	5,630	9,946	6,256	3,690
Noncompete agreements	2,012	1,705	307	2,012	1,735	277
Favorable lease	1,137	93	1,044	1,137	183	954

Total	$73,685	$26,179	$47,506	$77,671	$33,062	$44,609

Amortization expense for acquired intangible assets totaled $1.7 million and $2.3 million for the three months ended September 30, 2012 and 2013, respectively. Amortization expense for acquired intangible assets totaled $4.7 million and $6.9 million for the nine months ended September 30, 2012 and 2013, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2013	$2,168
2014	8,478
2015	6,983
2016	5,907
2017	5,580
Thereafter	15,493

Total	$44,609

(5)	Accounts Receivable

Accounts receivable at December 31, 2012 and September 30, 2013 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2012	2013
Trade receivables	$14,965	$17,365
Unpaid amounts for benefit services	8,362	14,076

	23,327	31,441
Less allowance for doubtful accounts	(403)	(730)

Accounts receivable, net	$22,924	$30,711

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)	Property and Equipment

Property and equipment at December 31, 2012 and September 30, 2013 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2012	2013
Computers and equipment	$10,877	$10,721
Software and development costs	54,274	61,988
Furniture and fixtures	3,291	2,818
Leasehold improvements	7,039	5,841

	$75,481	$81,368
Less accumulated depreciation and amortization	(50,704)	(54,823)

Property and equipment, net	$24,777	$26,545

In the nine months ended September 30, 2013, the Company capitalized software development costs of $8.8 million. In the three months ended September 30, 2012 and 2013, the Company amortized $1.8 million and $2.0 million of capitalized software development costs, respectively. In the nine months ended September 30, 2012 and 2013, the Company amortized $4.8 million and $5.8 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At September 30, 2013, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $20.6 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended September 30, 2012 and 2013 was $2.5 million and $2.8 million, respectively, and $7.0 million and $8.5 million in the nine months ended September 30, 2012 and 2013, respectively.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and September 30, 2013 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2012	2013
Accounts payable	$2,020	$1,141
Payable to benefit providers and transit agencies	17,519	22,242
Accrued payables	6,239	5,879
Accrued compensation and related benefits	12,153	11,667
Other accrued expenses	1,994	1,947
Deferred revenue	2,109	3,129

Accounts payable and accrued expenses	$42,034	$46,005

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(8)	Debt

Debt consists of borrowings under a Commercial Credit Agreement, or Revolver, with Union Bank, N.A., or UB, under which the Company can borrow an aggregate principal amount up to $75.0 million. In the third quarter of 2013, the Company repaid $15.0 million and as of September 30, 2013 had $29.6 million outstanding under the Revolver with UB.

(9)	Common Stock

Funds affiliated with VantagePoint owned approximately 11% of the Company’s outstanding common stock at September 30, 2013. The stockholder agreement provides that VantagePoint has the right to select one of its board designees to serve on the Company’s compensation committee, nominating and corporate governance committee and any other special committee of the Company’s board of directors and has access to the Company’s books and records, so long as it continues to hold at least 10% of the Company’s outstanding shares. Additionally, so long as VantagePoint holds any of the Company’s shares, the Company may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent. Certain corporate actions by the Company no longer require VantagePoint’s approval as their ownership percentage of the Company’s outstanding common stock has fallen below 25%.

(10)	Employee Benefit Plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

In fiscal 2010 and the first quarter of 2012, the Company granted a total of 418,500 and 320,000 performance option awards to certain executives of the Company, respectively. The performance option awards vest upon the completion of 7 years of service with the Company, and are subject to potential early vesting based upon the achievement of certain milestones as follows: 25% to vest upon an initial public offering, 25% to vest upon achieving certain revenue growth rate per year for two consecutive years, and an additional 50% will vest upon the achievement on an initial public offering and achieving consecutive growth rates. The Company completed its initial public offering in May 2012 and 25% of the awards have vested. At June 30, 2013, the Company anticipated that it was probable it will achieve revenue growth that would trigger early vesting of the awards and prospectively accelerated the stock-based compensation associated with these awards to be recognized through the end of fiscal 2013.

In the third quarter of 2012, the Company granted a total of 37,500 performance option award to an executive of the Company. The performance option award is subject to the following vesting criteria: none of the options shall vest until September 18, 2019, provided however, that the shares shall immediately vest and become exercisable upon the achievement of the following milestone: the shares shall immediately vest and become exercisable upon achieving certain revenue growth rate per year for two consecutive years. At June 30, 2013, the Company anticipated that it was probable it will achieve revenue growth that would trigger early vesting of the awards and prospectively accelerated the stock-based compensation associated with these awards to be recognized through the end of fiscal 2013.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-based compensation related to stock options and restricted stock units are classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Cost of revenue	$68	$316	$219	$713
Technology and development	84	224	221	566
Sales and marketing	75	303	298	790
General and administrative	954	2,075	2,117	4,407

Total	$1,181	$2,918	$2,855	$6,476

As of September 30, 2013, there was $9.2 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 3.37 years as of September 30, 2013.

The following table summarizes the weighted-average fair value of stock options granted during the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Stock options granted (in thousands)	78	28	948	558
Weighted average fair value at date of grant	$10.00	$19.39	$5.73	$12.07

Stock option activity for the period ended September 30, 2013 is as follows (shares in thousands):

	Shares	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
Outstanding at ‘December 31, 2012	4,615	$8.11	6.54	$44,801
Granted	558	24.79
Exercised	(1,938)	7.45
Forfeited	(67)	9.49

Outstanding as of September 30, 2013	3,168	$11.41	6.76	$123,662

Vested and expected to vest at September 30, 2013	3,052	$11.30	6.70	$119,513
Exercisable at September 30, 2013	1,605	$8.63	5.21	$67,129

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three and nine months ended September 30, 2012 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Expected volatility	52.36%	49.61%	52.83%	51.50%
Risk-free interest rate	1.23%	1.68%	1.27%	1.07%
Expected term (in years)	7.2	6.0	6.6	6.0
Dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense related to restricted stock units was $1.0 million and $1.9 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, there was $9.4 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.86 years as of September 30, 2013.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2012	—	$—
Granted	390,500	24.47
Vested	—	—
Forfeitures	—	—

Non-vested at September 30, 2013	390,500	$24.47

(11)	Income Taxes

The income tax provision for the three months ended September 30, 2012 and 2013 was $2.0 million and $1.8 million, respectively. The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. The change is primarily due to an increase of federal research and development tax credits under this retroactive reinstatement and estimated 2013 credits. The income tax provision for the nine months ended September 30, 2012 and 2013 was $5.0 million and $6.7 million, respectively. The change is primarily due to the increase in income before income taxes. The effective income tax rate for the three and nine months ended September 30, 2013 was impacted by an adjustment to the contingent consideration related to BCI, which is a non-taxable item. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there is no income tax examination going on in the jurisdictions where the Company operates.

As of September 30, 2013, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(12)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of September 30, 2013
Remainder of 2013	$1,338
2014	4,873
2015	3,449
2016	1,724
2017	1,492
Thereafter	8,019

Total future minimum lease payments	$20,895

Rent expense was $1.1 million for the three months ended September 30, 2012 and 2013, and $3.4 million and $3.7 million for the nine months ended September 30, 2012 and 2013, respectively.

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the nine months ended September 30, 2013 included additional expenses of $8.6 million due to the purchases of BCI and CBS. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

Ceridian Channel Partner Arrangement

As part of our continuing efforts to grow our business through the acquisition of employer clients through various means, in July 2013, we entered into a channel partner arrangement with Ceridian, a global product and services company, pursuant to which Ceridian’s Consumer-Directed Benefit account administration business will be substantially transitioned to us between October 2013 and January 2015. This new channel partner arrangement will not have a significant impact on revenue in 2013. In conjunction with the transition, we also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to us. The timing of the transition of revenue to us is dependent upon the employer clients executing new agreements with us and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized and amortized over the expected life of the client relationships once transitioned. In July 2013, we made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to us. The $15.0 million payment was recorded in the other assets line item in our consolidated balance sheet as of September 30, 2013. We will incur certain one-time transition costs, but the amount and timing of such costs remain uncertain until we and Ceridian have finalized the transition schedule.

Aflac Channel Partner Arrangement

In April 2012, the Company entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be transitioned to the Company. As of June 30, 2013, the transitioning of existing Aflac employer clients has been completed. We have made total payments to Aflac of $7.2 million for all employer clients that transitioned to us. We have capitalized these payments as an intangible asset and are amortizing the asset over an expected life of 7 years.

Follow-on Public Offerings

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

On August 19, 2013, we closed a follow-on public offering pursuant to which certain selling stockholders, including VantagePoint, sold 2,968,276 shares of common stock. In addition, the underwriters exercised their overallotment option to purchase 445,241 additional shares from the selling stockholders. The shares were purchased at a price of $39.54 per share, net of underwriters’ discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholders.

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

In the second quarter of 2013, we decided not to renew our Leawood Kansas and Centennial Colorado office leases, which expired as of the end of the third quarter of 2013. We are not exiting the Leawood or Centennial markets, but have chosen not to maintain a physical presence at the two locations. We have incurred $0.5 million and $0.2 million in one-time severance and other benefit payments to various impacted employees related to the Leawood and Centennial office closures, respectively.

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

We measure acquired contingent consideration payable each reporting period at fair value and recognize changes in fair value in our consolidated statements of income each period, until the final amount payable is determined. Increases or decreases in the fair value of the contingent consideration payable can result from changes in revenue forecasts and risk and probability assumptions. Significant judgment is employed in determining the appropriateness of these assumptions in each period.

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

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of September 30, 2013, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

The American Taxpayer Relief Act of 2012, or the Act, was enacted on January 2, 2013. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. The tax provision for the nine months ended September 30, 2013 includes a discrete item of $0.3 million in 2012 research and development tax credits, net of reserves per the guidance in ASC 740, under this retroactive reinstatement by Congress in 2013.

Our ability to utilize the net operating losses and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law (including in connection with our March and August 2013 follow-on offerings). In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of our follow-on public offering, and have concluded that an ownership change occurred on October 9, 2012. The ownership change should not result in our net operating loss carryforwards or our research and development credits expiring unused. We completed follow-on offerings on March 18, 2013 and August 12, 2013, and evaluated those offerings along with other material ownership changes through September 30, 2013 and concluded that it would not result in any limitation in our use of our net operating loss carryforwards or our research and development credits.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2013

Revenue

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Revenue:
Healthcare	$26,508	$32,646	23%	$83,353	$102,244	23%
Commuter	13,090	14,949	14%	38,302	44,378	16%
Other	2,940	5,976	103%	8,970	17,625	96%

Total revenue	$42,538	$53,571	26%	$130,625	$164,247	26%

Healthcare Revenue

The $6.1 million increase in healthcare revenue for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by a $4.2 million increase in FSA revenue due to an increase in employee participation in our programs. The increase was primarily driven by $1.7 million related to the Aflac channel partner arrangement, $1.3 million in post-purchase revenues for BCI, which was acquired in December 2012, $0.5 million in post-purchase revenues for CBS, which was acquired in May 2013 and $0.3 million from the addition of a large employer client in the first quarter of 2013. Healthcare revenue was further increased by a $1.4 million increase in HRA revenue primarily due to the addition of a large employer client.

The $18.9 million increase in healthcare revenue for the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by a $14.2 million increase in FSA revenue due to an increase in employee participation in our programs. The increase was primarily driven by $5.5 million related to the Aflac channel partner arrangement, $4.2 million in post-purchase revenues for BCI, $0.9 million from the addition of a large employer client in the first quarter of 2013 and $0.8 million in post-purchase revenues for CBS. The growth in healthcare revenue was further driven by a $3.4 million increase in HRA revenue primarily due to the addition of a large employer client and $0.7 million increase in HSA revenue due to growth in participation of our HSA programs.

Commuter Revenue

The $1.9 million increase in commuter revenue for the third quarter of 2013 as compared to the third quarter of 2012 was driven by a $0.5 million increase in TransitCheck Premium revenue and a $0.3 million increase in Commuter Order Model revenue as the number of employee participants in these programs grew and as the statutory monthly cap was increased in the first quarter of 2013. Commuter revenue was further driven by a $0.4 million increase in TransitCheck Basic revenue due to an increase in employee participants in the program and the increase in the statutory monthly cap increase. The remainder of the commuter revenue growth was primarily driven by $0.3 million in increased interchange revenue as a result of increased debit card usage and $0.2 million in transit agency commission revenue.

The $6.1 million increase in commuter revenue for the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by a $2.0 million increase in TransitCheck Premium revenue and a $0.9 million increase in Commuter Order Model revenue as the number of employee participants in these programs grew and as the statutory monthly cap was increased in the first quarter of 2013. Commuter revenue was further driven by a $1.8 million increase in TransitCheck Basic revenue due to an increase in employee participants in the program and the increase in the statutory monthly cap increase. The remainder of the commuter revenue growth was primarily driven by $0.7 million in increased interchange revenue as a result of increased debit card usage and $0.5 million in transit agency commission revenue.

Other Revenue

The $3.0 million increase in other revenue for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by the inclusion of $2.4 million in post-purchase COBRA revenues for BCI and $0.6 million in post-purchase revenues for CBS.

The $8.7 million increase in other revenue for the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by the inclusion of $7.2 million in post-purchase COBRA revenues for BCI and $1.0 million in post-purchase revenues for CBS. The remainder of other revenue growth was primarily driven by increased COBRA revenue due to increased participation by our existing employer clients.

Cost of Revenues

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)

Cost of revenues (excluding amortization of internal use software)	$15,210	$19,300	27%	$47,887	$59,845	25%
Percent of revenue	36%	36%		37%	36%

The $4.1 million increase in cost of revenues for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by increases in salaries and personnel-related costs of $2.3 million, primarily as a result of post-purchase salaries and personnel-related costs from the BCI and CBS portfolio purchases, which increased headcount. The increase in cost of revenues was further driven by approximately $1.7 million in outsourced services, printing and postage costs from the BCI and CBS portfolio purchases due to processing and supporting an increased number of employee participants and increases in stock-based compensation expense.

The $12.0 million increase in cost of revenues for the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by increases in salaries and personnel-related costs of $7.0 million, primarily as a result of post-purchase salaries and personnel-related costs from the BCI and CBS portfolio purchases, which increased headcount. Cost of revenues were further driven by the inclusion of approximately $3.0 million in other post-purchase expenses for BCI and CBS, and $1.8 million in outsource services costs resulting from processing and supporting an increased number of employee participants. Stock-based compensation expense increased $0.5 million, primarily due to additional expense from new grants of restricted stock units and stock options, as well as well as adjustments related to performance based stock options. These increases were partially offset by lower net processing losses for the first nine months of 2013, compared to net processing losses for the first nine months of 2012, which had a $0.5 million positive impact in 2013.

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

Technology and Development

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$4,784	$4,934	3%	$13,746	$16,501	20%
Percent of revenue	10%	9%		11%	10%

The $0.2 million increase in technology and development expenses for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by post-purchase expenses for BCI and CBS of $0.7 million, primarily as a result of increases in salaries and personnel-related costs due to an increase in headcount from the portfolio purchases. These increases were offset by reductions in salaries and personnel-related costs, temporary help and consulting services as a result of our continued company-wide efforts to consolidate operations.

The $2.8 million increase in technology and development expenses for the first nine months of 2013 as compared to the first nine months of 2012 was driven by increases in salaries and personnel-related costs of $2.4 million, primarily as a result of post-purchase salaries and personnel-related costs due to an increase in headcount from the BCI and CBS portfolio purchases and increased headcount to support improvements to our platform in handling the processing of claims. Technology and development expenses were further driven by the inclusion of approximately $0.5 million in other post-purchase expenses for BCI and CBS and an increase in stock-based compensation expense of $0.3 million from an increased number of stock option grants and restricted stock units being expensed, as well as adjustments related to performance based stock options and restricted stock units. These increases were partially offset by a $0.7 million decrease in temporary help and consulting services due to consolidation of ongoing projects and contractors becoming full-time employees in 2013.

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

Sales and Marketing

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$6,901	$8,713	26%	$21,377	$25,637	20%
Percent of revenue	16%	16%		16%	16%

The $1.8 million increase in sales and marketing expense for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by salaries and personnel-related costs of $0.8 million due to an increase in headcount from the BCI and CBS portfolio purchases, as well as increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.2 million from an increased number of stock option grants being expensed and travel and entertainment expense totaling $0.2 million. Sales and marketing expenses were further driven by an increase in outsourcing services costs of $0.3 million, related to the ongoing implementation of various new sales and marketing programs.

The $4.3 million increase in sales and marketing expense for the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by salaries and personnel-related costs of $2.6 million as a result of increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs, increases in commission expense and an increase in headcount from the BCI and CBS portfolio purchases. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.5 million from an increased number of stock option grants being expensed and travel and entertainment expense totaling $0.3 million.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$6,950	$10,185	47%	$21,753	$28,402	31%
Percent of revenue	16%	19%		17%	17%

The $3.2 million increase in general and administrative expenses for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by an increase of $1.1 million in stock-based compensation expense, primarily due to additional expense from new grants of restricted stock units and stock options as well as adjustments related to performance based stock options. General and administrative expenses were further driven by a $0.9 million increase in professional fees, as a result of increased legal fees incurred as part of our follow-on public offering, required Securities and Exchange Commission filings and acquisitions. Professional fees were further driven by fees incurred as part of our efforts to enhance our control environment to meet compliance rules with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses were further driven by salaries and personnel-related costs of $0.6 million due to an increase in headcount as we continue to expand our operations and from the BCI and CBS portfolio purchases that added additional headcount. In the third quarter of 2012, a bad debt reserve totaling $0.4 million was released, while no such release was made in the third quarter of 2013, resulting in increased expense for 2013.

The $6.6 million increase in general and administration expenses for the first nine months of 2013 as compared to the first nine months of 2012 was primarily driven by an increase of $2.3 million in stock-based compensation expense, primarily due to additional expense from new grants of restricted stock units and stock options as well as performance based restricted stock units. General and administrative expenses were further driven by salaries and personnel-related costs of $1.6 million due to an increase in headcount as we continue to expand our operations and from the BCI and CBS portfolio purchases that added additional headcount. General and administrative expenses were further driven by a $1.0 million increase in professional fees, as a result of increased legal fees incurred as part of our follow-on public offering, required Securities and Exchange Commission filings and acquisitions. Professional fees were further driven by fees incurred as part of our efforts to enhance our control environment to meet compliance rules with Section 404 of the Sarbanes-Oxley Act. In fiscal 2012, a bad debt reserve totaling $0.4 million was released, while no such release was made in the fiscal 2013, resulting in increased expense for 2013.General and administrative expenses also increased due to the inclusion of approximately $0.3 million in other post-purchase expenses for BCI and CBS and $0.4 million driven by increased allocation of facilities costs to general and administrative departments as a result of increased headcount, when compared to the same period a year ago.

General and administrative expenses as a percentage of revenue increased for the third quarter of 2013 as compared to the third quarter of 2012 by 3%. This increase was driven by significant increases in compensation expense related to our stock-based compensation arrangements.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth and due to the increased expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Three Months Ended September 30,		Change from prior year	Nine Months Ended September 30,		Change from prior year
	2012	2013		2012	2013
	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$3,713	$554	-85%	$12,245	$9,741	-20%

The decrease in the amortization and change in contingent consideration line item for the third quarter and for the first nine months of 2013 were driven by a gain of $4.1 million related to the re-measurement of the contingent consideration related to BCI, as the timing of anticipated partnerships and employer clients were deferred until later in 2014 and into 2015, as such the anticipated revenue increase in 2014 and 2015 was adjusted in the forecasts. These decreases are partially offset by additional amortization of acquired intangible assets including the BCI portfolio purchase, the Aflac channel partnership arrangement and additional amortization of capitalized software development costs.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands, unaudited)		(in thousands, unaudited)
Income taxes provision	$(2,034)	$(1,818)	$(5,007)	$(6,725)

Our provision for income taxes decreased from $2.0 million for the third quarter of 2012 to $1.8 million for the third quarter of 2013 due primarily to an increase in research and development tax credits. The tax provision for the three months ended September 30, 2013 includes a discrete item of $0.1 million for employee stock purchase plan disqualifying dispositions.

Our provision for income taxes increased from $5.0 million for the first nine months of 2012 to $6.7 million for the first nine months of 2013, due primarily to the increase in income before taxes. The tax provision for the nine months ended September 30, 2013 includes discrete items of $0.3 million primarily in 2012 Federal research and development tax credits, net of reserves per the guidance in ASC 740, that were retroactively reinstated by Congress in 2013 and $0.2 million in employee stock purchase plan disqualifying dispositions.

The effective income tax rate for the three and nine months ended September 30, 2013 was impacted by an adjustment to the contingent consideration related to BCI, which is a non-taxable item.

Liquidity and Capital Resources

At September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $309.1 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our follow-on public offering in March 2013, we received aggregate proceeds of $11.6 million, net of underwriters’ discounts and commissions but before deducting offering costs of $0.8 million.

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

Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. In the third quarter of 2013, we re-paid $15.0 million and as of September 30, 2013, we had outstanding indebtedness under the Revolver of $29.6 million. The interest rate applicable to the loan outstanding at September 30, 2013 is 2.9%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2012 and September 30, 2013:

	December 31,	September 30,
	2012	2013
	(in thousands)
	(unaudited)
Cash and cash equivalents, end of period	$305,052	$309,094

The following table presents information regarding our cash flows for the nine months ended September 30, 2012 and 2013:

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$5,564	$15,637
Net cash provided by (used in) investing activities	163	(24,513)
Net cash provided by financing activities	78,513	12,918

Net increase in cash and cash equivalents	$84,240	$4,042

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$5,564	$15,637

Net cash provided by operating activities increased $10.1 million during the year-to-date period ended September 30, 2013 compared to the year-to-date ended September 30, 2012, driven by an increase in net income of $8.6 million for the first nine months of 2013 compared to the first nine months of 2012 and a decrease in cash outflow of $7.8 million for customer obligations primarily due to the timing of our billing and increase in employer client payments of prefunds in 2013 when compared to 2012. Cash provided by operating activities were further impacted a by $3.4 million payment of contingent consideration in excess of the initial measurement reflected in operating activities in the first nine months of 2012 while only a $0.6 million payment related to contingent consideration in excess of the initial measurement was reflected in operating activities in the first nine months of 2013. These increases were partially offset by a $7.1 million impact in excess tax benefit from the exercise of stock options and from an increase in accounts receivable in the first nine months of 2013 when compared to the first nine months of 2012, primarily from the timing and receipt of billing for funds owed by employer clients that had a $3.8 million impact on operating cash.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by (used in) investing activities	$163	$(24,513)

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Net cash used in investing activities increased $24.7 million during the year-to-date period ended September 30, 2013 compared to the year-to-date period ended September 30, 2012, primarily due to a payment of $15.0 million during the third quarter of 2013, in connection with advanced payment made to Ceridian for the employer clients that are expected to transition to WageWorks, while no such payments had been made during the first nine month of 2012. Cash used in investing activities was further increased by cash received in the acquisition of TransitChek during the first quarter of 2012, which had a positive cash inflow in investing activities of $8.6 million for the first nine months of 2012, while the acquisition of Crosby Benefit Systems, Inc., during the second quarter of 2013 had a negative cash outflow of $0.8 million for the first nine months of 2013 causing a negative year-over-year impact of $9.4 million.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
	(unaudited)
Net cash provided by financing activities	$78,513	$12,918

Net cash provided by financing activities decreased $65.6 million during the year-to-date period ended September 30, 2013 compared to the year-to-date period ended September 30, 2012, primarily due to cash received from our initial public offering and draw downs under the Revolver with UB during the first nine months of 2012 totaling $92.1 million while we did not have these transactions during the first nine months of 2013. Cash provided by financing activities were further decreased by a $15.0 million repayment of debt in the third quarter of 2013 under our Revolver with Union Bank. These decreases were partially offset by cash received from our follow-on offering that took place in the first quarter of 2013 of $11.6 million and proceeds received from the exercise of stock options and issuance of stock under our employee stock purchase plan totaling $15.9 million. The decreases in cash provided by financing activities were further offset by payments of contingent consideration made during the first nine months of 2012 totaling $14.1 million while payments of contingent consideration made during the first nine months of 2012 only totaled $6.6 million.

Recently Issued Accounting Pronouncements

See Note 1 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2013 (unaudited):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$29,600	$—	$29,600	$—	$—
Interest on long-term debt obligations (2)	1,931	858	1,073	—	—
Operating lease obligations (3)	20,895	5,011	5,994	2,985	6,905
Acquisition payments (4)	12,020	5,210	6,810	—	—

Total	$64,446	$11,079	$43,477	$2,985	$6,905

(1)	Credit facility: $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. At September 30, 2013, we had $29.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current weighted average interest rate of 2.9% per annum on a $29.6 million principal amount through December 31, 2015.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013. See Note 3 of our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of September 30, 2013, we had cash and cash equivalents of $309.1 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2013, we had outstanding principal of $29.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in the nine months ended September 30, 2013 included additional expenses of $8.6 million due to the purchase of BCI and CBS. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

If we are unable to retain and expand our employer client base and establish new channel partnerships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one to three years for our small- and medium-sized business, or SMB, clients. We also derive revenue from our channel partner agreements with American Family Life Assurance Company, or Aflac, and our new channel partner arrangement that we entered into in July 2013 with Ceridian. We may in the future establish new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period.

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

As of December 31, 2012, we had $38.2 million of federal and $36.9 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2023 through 2029 for U.S. federal income tax purposes and beginning in 2017 through 2031 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $2.6 million and $1.4 million respectively. The federal research credit carryforwards expire beginning in 2022 through 2031, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law (including in connection with our March and August 2013 follow-on offering). In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We completed Section 382 studies through December 31, 2011, and updated the analysis encompassing all common stock transactions through October 9, 2012, the date of our follow-on public offering, and have concluded that an ownership change occurred on October 9, 2012. The ownership change should not result in our net operating loss carryforwards or our research and development credits expiring unused. We completed follow-on offerings on March 18, 2013 and August 12, 2013, and evaluated those offerings along with other material ownership changes through September 30, 2013 and concluded that it would not result in any limitation in our use of our net operating loss carryforwards or our research and development credits.

If one or more jurisdictions successfully assert that we should have collected or in the future should collect additional sales and use taxes on our fees, we could be subject to additional liability with respect to past or future sales and the results of our operations could be adversely affected.

We do not collect sales and use taxes in all jurisdictions in which our employer clients are located, based on our belief that such taxes are not applicable. Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. In those jurisdictions where we do believe sales taxes are applicable, we collect and file timely sales tax returns. Currently, such taxes are minimal. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect the results of our operations.

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

As of September 30, 2013, funds affiliated with VantagePoint Capital Partners, or VantagePoint, held approximately 11% of our outstanding common stock. In addition, we and VantagePoint are parties to a stockholder agreement related to a number of board of directors, stockholder and related governance matters. The stockholder agreement provides that VantagePoint has the right to designate (and remove or replace) two members of our board of directors if VantagePoint owns between 20% and 50% of our outstanding shares and one member of our board of directors if VantagePoint owns between 10% and 20% of our outstanding shares. VantagePoint also has the right to select one of its board designees to serve on our compensation committee, our nominating and corporate governance committee and any other special committee of our board of directors and has access to our books and records, so long as it continues to hold at least 10% of our outstanding shares. Additionally, so long as VantagePoint holds any of our shares, we may not amend any provision of our certificate of incorporation or bylaws relating to VantagePoint’s rights without VantagePoint’s consent. VantagePoint is not prohibited from selling its interest in us to a third party.

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

We have experienced an increase in legal, accounting and other professional fees in 2013 associated with preparing our control environment to be compliant with Section 404 and other provisions of the Sarbanes-Oxley Act have. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of September 30, 2013, we had 34,557,335 shares of our common stock outstanding. In addition, as of September 30, 2013, there were outstanding options to purchase 3,167,829 shares of our common stock. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: November 5, 2013	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

(1)	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.