Form 10-K
period 2013-12-31
WAGEWORKS, INC.
filed 2014-02-27
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35232

WAGEWORKS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Park Place, 4th Floor San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 577-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $924,131,723 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2014, there were 34,810,862 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of the Stockholders (the “2014 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report where indicated.

WAGEWORKS, INC.

FORM 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning tax-advantaged consumer-directed benefits, market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, channel partnerships, private exchanges, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax deductions for employers. We are solely dedicated to administering CDBs, including pre –tax spending accounts such as health and dependent care Flexible Spending Accounts (FSAs), Health Savings Accounts (HSAs), Health Reimbursement Arrangements (HRAs) as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States.

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

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare, dependent care and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, even after factoring in our fees. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

These employee contributions result in savings to both employees and employers. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,300 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $455 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $56 per participant per year, even after the payment of our fees.

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

We market and sell our CDB programs through multiple channels, including direct sales to large enterprises, direct sales and through brokers to small- and medium-sized businesses, or SMBs, direct sales to industry purchasing and affiliate groups, through channel partners and within private exchanges. Our enterprise sales force targets Fortune 1000 companies and generates new large account relationships through employer prospecting, consultant relationships and strategic partnerships. Our SMB distribution channel complements our enterprise sales channel. It consists of third-party advisors and institutional brokers that sell our CDB programs along with their own complementary products to SMBs. Our average sales cycle ranges from approximately two months for SMBs to six to nine months for our large institutional clients.

Our CDB agreements with our larger employer clients, which we refer to as enterprise clients, are typically for three-year terms and provide for monthly fees based on the number of employee participants enrolled in our programs. We price our services based on the estimated number and types of claims, whether payment processing and client support activities will be provided within or outside of the United States, the estimated number of calls to our customer support center and any specific client requirements. Almost all of the healthcare benefit plans we service on behalf of our enterprise clients are subject to contractual minimum monthly billing amounts. Typically, such minimum billing amounts are subject to upward revision on a monthly basis as our employer clients hire new employees who elect to participate in our programs, but generally are not subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. For our SMB clients, our agreements are typically for one to three year terms and the monthly fee remains constant for the plan year. In some cases, the agreements provide that the monthly fee is subject to upward revision when there is a 10% or greater increase in the number of employee participants during the plan year. In addition, we derive a portion of our revenues from interchange fees that we receive when employee participants use the prepaid debit cards we provide to them for healthcare and commuter expenses.

At January 31, 2014, we had over 3.2 million employee participants from over 29,000 employer clients. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to the employers and then the employers distribute the products to their employee base as the demand presents. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to still be submitting updated files of participants in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline. In 2013, employee participants used over 3.9 million WageWorks prepaid debit cards.

Part of our growth strategy is the acquisition and integration of TPAs, which we refer to as portfolio purchases. We completed two portfolio purchases in 2012; The Choice Care Card, LLC, also known as Choice Strategies, or CS, in January 2012, and Benefit Concepts, Inc., or BCI, in December 2012; as well as the purchase of Crosby Benefit Systems, Inc., or CBS, in May 2013. In addition, we completed the acquisition of TransitCenter, Inc. (a business we refer to as TransitChek or TC) in February 2012.

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

During each annual open enrollment period, an employee elects an amount to be placed into an FSA for the following plan year. The contributed amount is then deducted in equal increments out of each paycheck on a pre-tax basis over the plan year. The entire annual election amount is available to the participant for use starting on the first day of the plan year and cannot be changed except for the occurrence of certain life events such as a birth, death, marriage or divorce. During the course of the plan year, we are able to automatically process a substantial majority of our employee participants’ claims for reimbursement. The remaining claims for reimbursement are independently adjudicated by us to ensure that FSA funds are used only for qualified healthcare expenses. If an employer has not elected the new carryover option that became available under Notice 2013-71 issued by the IRS and Treasury on October 31, 2013, any unused funds that remain in the account at the end of the plan year are forfeited by the employee participant and revert to the employer. However, with the modification of the long standing “Use-it-or-Lose-it Rule”, employers can amend their FSA plans to allow for a carryover of up to $500 of unused amounts remaining at the end of a plan year in a health FSA to be paid or reimbursed to plan participants for qualified medical expenses incurred during the following plan year, provided that the health FSA plan does not also incorporate the grace period rule. This change to the “Use-it-or-Lose-it Rule” is a benefit to employers as well as employees as participants no longer risk losing their hard earned money or find themselves spending the money on unnecessary items to avoid forfeiture of any funds and employers get additional FICS and Medicare savings as more employees participate in the health FSA. Employers will still receive certain forfeitures as the carryover is limited to $500 and participants will still voluntarily or involuntarily terminate employment during a plan year. Forfeited funds are generally used by the employer to defray the administrative expenses of the FSA plans. Forfeitures also reduce excess claims costs that may have been incurred by employee participants who voluntarily or involuntarily leave their employ before the end of a plan year.

The Affordable Care Act imposes a $2,500 limit, indexed to inflation, on pre-tax dollar employee contributions made to a healthcare FSA for plan years that begin on or after January 1, 2013. The carryover of up to $500 does not count against or otherwise affect the indexed $2,500 salary reduction limit applicable to each plan year. Employers themselves are able to contribute additional amounts in excess of this statutory limit, and may choose to do so in an effort to mitigate the impact of rising healthcare costs on their employees.

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

In order to be eligible for an HSA, an employee must be enrolled in a qualified High Deductible Health Plan, or HDHP, that is HSA-compatible and not be covered by any other impermissible coverage. HSAs have annual contribution limits. For 2013, the annual HSA contribution limit was $3,250 for an individual and $6,450 for a family, with allowable catch-up annual contributions of $1,000 for those aged 55 and older so that those individuals can accumulate adequate funds to meet their healthcare expense obligations. Withdrawals for non-medical expenses are treated similarly to those in an individual retirement account. Specifically, such withdrawals may provide tax advantages if taken after retirement age, and may incur penalties if taken earlier.

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

For commuter benefits, the maximum monthly amount that employees can exclude from gross income for federal income tax purposes and, in most cases, state income tax purposes is subject to a statutory limit that is periodically adjusted for inflation. For 2014, the monthly maximum is $130 for transit or vanpooling, $250 for parking and $20 for bicycle reimbursement.

We offer five variations of pre-tax commuter benefit programs: Commuter Order Model (COM), Commuter Account Model (CAM), Commuter Express, TransitChek Premium and TransitChek Basic. Each of these programs is described below.

While these programs differ in terms of funding, implementation and available services, they include the following common features unless otherwise noted:

•	home delivery of transit passes and vouchers (other than TransitChek Basic);

•	electronic loading of transit agency smartcards (other than TransitChek Basic);

•	an express electronic payment feature for select transit and vanpool operators (other than TransitChek Basic);

•	access to transit vouchers;

•	a prepaid debit card used to pay for transit purchases or parking expenses;

•	a direct monthly payment to parking providers for eligible parking (other than TransitChek Basic);

•	Park-n-Ride Support, which provides parking at or near transit stations or stops (other than TransitChek Premium and TransitChek Basic);

•	a cash reimbursement process for parking, vanpool, and certain other transit expenses (other than TransitChek Basic);

•	employer managed parking, which includes support for employer owned, managed, or leased parking, including customization capability by parking facility (COM only); and

•	the employer usually recognizes a financial benefit because it does not pay FICA and Medicare tax on amounts contributed by its employees.

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

Employer clients pay us for the selected benefit in advance. Other than the bicycle benefit, employer clients either provide the benefit as tax-free employer-paid fringe benefit, or reimburse themselves through payroll deductions from the participants, or a combination of both, all of which are exempt from payroll and federal income taxes and, in most cases, state income tax as well, up to a statutory monthly cap. In addition to the tax-free fringe and pretax payroll deductions, employees may also supplement the amounts in their account with their own personal funds, although such supplemental funds, which may be made through payroll deductions, are contributed on an after-tax basis. The bicycle benefit may only be offered as an employer-paid fringe benefit. In all cases, the elections are exempt from federal income taxes and, in most cases, state income taxes as well, up to the statutory monthly cap.

Under our TransitChek Basic program, employee participants enroll through their employers for pre-tax commuter benefit programs. Employers may offer only transit and parking benefits under this program. These benefits may be offered as a monthly pre-tax election deducted from an employee’s salary, a tax-free employer-paid fringe benefit, or a combination of both. Employer clients order products in bulk on behalf of their employees and handle the administration and distribution of the benefit to their employee participants. In all cases, the elections are exempt from federal income taxes and, in most cases, state income taxes as well, up to a statutory monthly cap.

Under all our pre-tax commuter benefit programs, employers usually recognize a financial benefit through the reduction of FICA and Medicare tax obligations. Whether the programs are offered as a pre-tax election deducted from an employee’s salary, a tax-free employer-paid fringe, or a combination of both, the amount of the benefit, up to the statutory monthly cap, is excluded from the employee’s gross taxable pay resulting in lower payroll taxes.

Our commuter programs include a parking catalog with over 3,400 selectable locations and purchasable transit products from over 650 transit operators covering every major metropolitan area. At January 31, 2014, we offered over 133,000 different transportation products and currently we fulfill over 10.7 million commuter orders each calendar year, including passes, smartcard loads, direct pay loads, parking payments, vanpool vouchers and commuter cards, to commuters and their employers on an annual basis. We sell our commuter program to employers of all sizes and industries.

COBRA

We offer Consolidated Omnibus Budget Reconciliation Act, or COBRA, continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits which includes medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay for coverage they elect to continue. We handle the accounting and customer service for these separated employees, as well as interfacing with the carrier regarding the employees’ eligibility. At January 31, 2014, we provided COBRA services to over 1,300 employer clients.

Our Employer Clients

As of January 31, 2014, we had over 29,000 employer clients across a broad range of industries with approximately 3.2 million participating employees in all 50 states. Our employer clients include many of the Fortune 100 and Fortune 500 companies.

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

In 2013, we implemented a variety of new features to enhance the client and participant user experience on our platform. These included more client and participant optional mobile features such as; alerts and account notifications sent via text, the ability to order replacement debit cards online or through interactive voice response and the ability to repay an account online using a bank account, debit or credit card. We also enhanced the participant website to enable participants to access the full site and enjoy full functionality from any modern mobile device.

Our client-focused enhancements included updates to the client website with an updated look and feel, year-over-year enrollment comparisons on the new graphic dashboard, self-service enrollment tools and the ability to upload custom forms and documents for display on participants websites. In the fourth quarter of 2013, we focused on various enhancements to support the new carryover feature, as a result of IRS Notice 2013-71 issued on October 13, 2013 which revised the “Use-it-or-Lose-it” provision, on both our enterprise and SMB platforms, enabling us to offer clients a range of options for both the 2013 and 2014 plan years.

Throughout 2013, we implemented enhancements to our internal applications, consolidated internal platforms and automated processes to more efficiently implement and serve our users, including the ability to efficiently migrate new business from any acquired or partner legacy platform.

Operations

Operation Support Services

We provide operational support services to our clients, including customer support center servicing and claims processing.

Our customer support center servicing team is responsible for handling all incoming calls from our employee participants and is focused on continually improving the participants’ customer service experience. Our team is trained to provide support on all our product offerings and is cross trained to support our claims servicing team. The customer support center servicing team is responsible for resolving any issues or problems an employee participant may have, including: education as to how our programs work; to what benefits an employee participant may be entitled; how to submit a claim for reimbursement; and why an employee participant may need to provide additional detail before a particular transaction is approved. We also have an executive escalations team that is trained to respond to any significant service issues that arise. Our customer support center team serviced over 3.3 million calls in 2013.

Our claims servicing team is responsible for processing all incoming claims for payment or reimbursement directly to providers or participants. This team reviews and adjudicates claims to ensure they meet all compliance and employer plan requirements and communicates with participants regarding the status of their claims using our in-house claims center technology tool. Like the customer support center servicing team, the claims servicing team is trained to support the customer support center servicing team when demand dictates. In 2013, the claims servicing team processed over 8.6 million claims and card use verification forms.

In an effort to increase our service efficiency and maintain our high-quality high-touch approach, we outsource and train additional resources that we can use to support our customer support center and claims services teams during busy times such as open enrollment. All of these outsourced resources go through the same rigorous training as our own customer support center and claims servicing teams, and we believe that they provide the same level of quality service as our own employees.

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

Our operations support team utilizes both our v5 and WinFlexOne on-demand platforms to deliver products and services to clients and participants. In addition, we have supporting applications provided by third party vendors, the most significant of which is Fidelity National Information Services, which provides card network switching and settlement services, and Alegeus, which handles fulfillment of our printed healthcare statements, explanation of benefits and payment statements and open enrollment guides.

In 2013, our operations team delivered over 3.9 million healthcare and commuter prepaid debit cards, and we fulfill over 10.7 million commuter orders each calendar year.

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

Employer Relationship Management

We assign each employer client to a regionally aligned account team with a relationship manager who functions as the client’s single point of contact. Our relationship managers are trained on all of our account offerings and receive prompt updates from internal subject matter experts on how regulatory or operational changes may impact a particular program or procedure. Our account consultants, who are responsible for day-to-day management of client data, are subject matter experts on new or specific aspects of our business and work closely with the relationship manager to ensure that our employer clients receive high-quality consultative service.

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

We also provide both pre- and post-enrollment consultation services to employer clients to ensure that they utilize our services in a way that fits with their overall approach to employee benefit plans for the upcoming year. These consultations include providing employer clients with robust data regarding spend patterns, participation and service utilization, such as website usage, online claims submissions and participant feedback, to ensure maximum employee participation in their benefits programs. Our Employer Relationship Management team also ensures that any platform or product changes are properly communicated to and adopted by our clients. Examples of these changes include service enhancements, such as online claims processing, the launch of our mobile application and website process changes.

We have relationships with a significant number of regional transit authorities, and have a large catalog of commuter pass offerings. Our Employer Relationship Management team ensures that our commuter clients’ employee participants are kept informed about rate changes, new pricing schemes and the adoption of new technologies, such as smart cards.

Sales and Business Development

We grow our employer client base through our various sales channels and through other business development efforts.

Sales

We sell our CDB programs to our employer clients through five different sales channels, each of which targets a distinct group of clients.

Direct Sales. Our direct sales force targets Enterprise, Mid-market and SMB companies and generates new account relationships through employer prospecting, consultant relationships and strategic partnerships. Our Enterprise team focuses on Fortune 1000 employers while our Mid-market and SMB teams focus on employers with fewer than 10,000 employees. Our sales process includes responding to requests for proposals, making client presentations and providing demonstrations of our v5 platform, and is focused on both securing new accounts as well as cross-selling additional products to existing clients.

SMB Distribution Channel. Our SMB distribution channel complements our direct sales channel and consists of third party advisors, including insurance agents and benefits consultants who typically have two to three enterprise clients and several hundred smaller employer clients, and institutional resellers, including regional and national insurance carriers, health plans, payroll providers, commercial banks and TPAs, who sell our CDB programs to smaller employers along with their own complementary products. We provide CDB programs to our resellers who either rebrand our programs under their own name or co-brand the programs with us.

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

Channel Partnerships. Channel partnerships involve an existing provider agreeing to transition its CDB clients to us over a defined period of time for an agreed upon purchase price. In these cases, we negotiate a master agreement with the channel partner that outlines the details of transitioning the CDB clients from their platform to ours. In all cases, we negotiate and execute new agreements (including Business Associate Agreements) with the transitioned clients and implement them as new business. These channel partnerships also have a resale and referral component to them so we stand to derive additional opportunities from these arrangements.

Private Exchanges. The private exchange marketplace offers another opportunity for us to sell our programs. There are different private exchange models, some that cater to enterprise businesses and others that focus on mid-market and SMB companies. Depending on the type of exchange at issue, we have an opportunity to offer some or all of our products. With these relationships, which can be exclusive or non-exclusive, we establish a standard master agreement with the private exchange partner and then provide services to companies participating in such exchange that decide to include our products in their defined contribution offering to their employee base.

Business Development

In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of seven TPAs: MHM Resources, or MHM, in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company, or FBM, in November 2010, CS in January 2012, BCI in December 2012 and CBS in May 2013. In addition, we completed one acquisition, TC. We migrate acquired clients to our proprietary technology platforms over time following the completion of a portfolio purchase. The acquired portfolios often contain a mix of large employer clients and SMB clients. In general, larger clients will be transitioned to our v5 platform and smaller clients will be transitioned to the WinFlexOne platform. This process is usually completed over a 12-to-24-month period. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients.

Marketing

We market ourselves as a leader in administering CDBs through three primary channels:

Public Communications

Our public communications efforts include:

•	Our public websites, which include information about WageWorks, our CDB programs and developments in the CDB industry;

•	Our nationwide media campaign to educate the public about CDBs, which includes print, online and broadcast media stories, as well as utilization of social media;

•	Participation in trade shows, conferences and other events designed to educate the public about CDBs; and

•	Involvement with various industry organizations, such as the Employers Council on Flexible Compensation, the Special Interest Group for IIAS Standards, the HSA Council and the Society of Human Resource Management.

Client Communications

Our client communications initiatives include:

•	Publishing client newsletters with information about us, our products and the industry;

•	Providing clients with educational programs, such as webinars and white papers;

•	Creating education and awareness tools for employees to support clients’ annual open enrollment processes; and

•	Providing clients with regulatory updates and guidance.

Participant Communications

Our participant communications efforts include:

•	Providing online or paper open enrollment materials that are easy for participants to understand and use to make a decision;

•	Preparing welcome materials and introductory guides to help new participants get started; and

•	Providing ongoing educational resources for participants regarding program features, benefits and regulatory changes.

We also regularly engage in advocacy efforts to educate legislators and regulators about the importance of retaining and expanding the availability of CDBs for employees. For example, we worked closely with regulators to modify the use it or lose it rule resulting in the ability to carryover unused FSA dollars to future plan years. In addition, our agency comment letters improved the mechanical aspects of Health Reimbursement Arrangements by allowing for simplified assessment of when an HRA is integrated and clarifying that certain HRAs can be considered excepted benefits. We continue to work on the legislative front for transit to be included in a tax extenders package and for permanent parity between transit and parking.

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

Competition

The market for CDBs is highly competitive, rapidly evolving and fragmented. Key categories of competitors include:

•	National CDB specialists, such as TASC, Inc.;

•	Health insurance carriers, such as Aetna or UHC;

•	Human resources consulting firms, such as Aon Hewitt;

•	Payroll providers, such as ADP or Paychexs;

•	Small regional TPAs focused on CDBs; and

•	Commercial banks, such as Bank of America.

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

Intellectual Property

Our success depends in part on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patent laws, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have one issued patent which expires in 2022.

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

Employees

At December 31, 2013, we had approximately 1,200 employees, including 1,068 full-time employees, 19 part-time employees and 110 temporary or seasonal employees. There are 125 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the United States or work remotely from various locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Legal Proceedings

From time-to-time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time-to-time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of December 31, 2013, we are not a party to any litigation whereby the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Our business fundamentally depends on employer and employee demand for tax-advantaged Consumer-Directed Benefits, or CDBs. Any diminution in or elimination of the availability of CDBs for employees would materially adversely affect our results of operations, financial condition, business and prospects. In addition, incentives for employers to offer CDBs may also be reduced or eliminated by changes in laws that result in employers no longer realizing financial gain from the implementation of these benefits. If employers cease to offer CDB programs or reduce the number of programs they offer to their employees, our results of operations, financial condition, business and prospects would also be materially adversely affected. We are not aware of any reliable statistics on the growth of CDB programs and cannot assure you that participation in CDB programs will grow.

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

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in 2013 included additional expenses of $12.1 million due to the purchases of BCI and CBS. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions.

If we are unable to retain and expand our employer client base and establish new channel partnerships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one to three years for our small- and medium-sized business, or SMB, clients. We also derive revenue from our channel partner agreements with American Family Life Assurance Company, or Aflac, and Ceridian. We anticipate in the future establishing new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period.

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

Another important aspect of our growth strategy depends upon our ability to maintain our existing channel partner relationships and develop new relationships. No assurance can be given that new channel partners will be found, that any such new relationships will be successful when they are in place, or that business with our current channel partners will increase at the level necessary to support our growth objectives. If our employer clients do not renew their agreements with us, and we are unable to attract new employer clients or channel partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

The market for our services may not grow if our marketing efforts do not successfully raise awareness among employers and employees about the advantages of adopting and participating in CDB programs.

Our revenue model is substantially based on the number of employee participants enrolled in the CDB programs that we administer. We devote significant resources to educating both employers and their employees on the potential cost savings available to them from utilizing CDB programs. We have created various marketing, educational and awareness tools to inform employers about the benefits of offering CDB programs to their employees and how our services allow them to offer these benefits in an efficient and cost effective manner. We also provide marketing information to employees that informs them about the potential tax savings they can achieve by utilizing CDB programs to pay for their healthcare, commuter and other benefit needs. However, if more employers and employees do not become aware of or understand these potential cost savings and choose to adopt CDB programs, our results of operations, financial condition, business and prospects may be materially adversely affected.

In addition, there is no guarantee that the market for our services will grow as we expect. For example, the value of our services is directly related to the complexity of administering CDB programs and government action that significantly reduces or simplifies these requirements could reduce demand or pricing for our services. Further, employees may not participate in CDB programs because they have insufficient funds to set aside into such programs, find the rules regarding use of such program too complex, or otherwise. If the market for our services declines or develops more slowly than we expect, or the number of employer clients that select us to provide CDB programs to their employee participants declines or fails to increase as we expect, our results of operations, financial condition, business and prospects could be materially adversely affected.

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

The market for our products and services is highly competitive, rapidly evolving and fragmented. We have numerous competitors, including health insurance carriers, such as Aetna, human resources consultants and outsourcers, such as Aon Hewitt, payroll providers, such as ADP, national CDB specialists, such as TASC, and regional third party administrators and commercial banks, such as Bank of America. Many of our competitors, including health insurance carriers, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic brokers, insurance carriers, payroll services companies, private exchanges, third party advisors or other parties with which we have relationships, thereby limiting our ability to promote our CDB programs with these parties and limiting the number of brokers available to sell or market our programs. If we are unable to compete effectively with our competitors for any of the foregoing reasons, our results of operations, financial condition, business and prospects could be materially adversely affected.

Changes in healthcare, security and privacy laws and other regulations applicable to our business may constrain our ability to offer our products and services.

Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations.

The Patient Protection and Affordable Care Act signed into law on March 23, 2010 and related regulations or regulatory actions could adversely affect our ability to offer certain of our CDBs in the manner that we do today or may make CDBs less attractive to some employers. For example, any new laws that increase reporting and compliance burdens on employers may make them less likely to offer CDBs to their employees and instead offer employees benefit coverage through public exchanges. In addition, it is unclear whether the “Cadillac Tax” set to become effective in 2018 will apply proportionately to an employer’s total health care costs including health related CDBs or if health related CDBs will be exempt from the calculation. If employers are less incentivized to offer our CDB programs to employees because of increased regulatory burdens, costs or otherwise, our results of operations and financial condition could be materially adversely affected.

In addition, the numerous federal and state laws and regulations related to the privacy and security of personal health information, in particular those promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form. We are required to enter into written agreements with all of our employer clients known as Business Associated Agreements. Pursuant to these agreements, and as our employer client’s “Business Associate” thereunder, we are required to safeguard all individually identifiable health information of their participating employees and are restricted in how we use and disclose such information. These agreements also contain data security breach notification requirements which, in some circumstances, may be more stringent than HIPAA requirements. As we are unable to predict what changes to HIPAA or other privacy and security laws or regulations might be made in the future, we can’t be certain how those changes could affect our business or the costs of compliance.

We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing and introducing these products and services on our business.

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. During this past year, we have added several new features to our participant site and have continued to enhance the site’s mobile compatibility. We also added more functionality to our EZ Receipts mobile application to enable participants to track and monitor their account information and activity on the go. To increase the value we deliver to our clients, we have also updated the look and feel of our client facing website with the addition of a new graphic dashboard providing users access to key metrics. Scalability of our platform also remains an on-going focus as our platform volume increases. We continue to make investments in technology stack upgrades, to ensure stability and performance of our applications for our clients and participants. Our health and wellness offerings continue to be expanded to include online claims for our wellness product and the integration of a Wellness Portal to provide our users with the most up-to-date health and wellness information. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development.

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

We have expanded our operations significantly in recent years and anticipate that further expansion will be required in order for us to grow our business. If we do not effectively manage our growth, the quality of our services could suffer, which could materially adversely affect our results of operations, financial condition, business and prospects, and damage our brand and reputation among existing and prospective clients. In order to manage our future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also be required to continue to improve our existing systems for operational and financial information management, including our reporting systems, procedures and controls and regulatory compliance processes. These improvements may require significant capital expenditures and will place increasing demands on our management. We may not be successful in managing or expanding our operations, or in maintaining adequate operating and financial information systems and controls. If we are not successful in implementing improvements in these areas, our results of operations, financial condition, business and prospects would be materially adversely affected.

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

We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts and sell into the private exchanges, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various channel brokers, including insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional TPAs, to sell and market our programs to SMB employers. If we are unable to develop and expand our direct sales team, these indirect sales channels, or become a partner to more private exchanges, our ability to attract new employer clients, become a private exchange partner and cross-sell our programs may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.

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

The number of accounts that generate revenue is typically greatest during our first calendar quarter. This is primarily due to two factors. First, new employer clients and their employee participants typically begin service on January 1. Second, during the first calendar quarter, we are also servicing the end of plan year activity for existing clients, including assisting our clients with initiating the deduction of healthcare premiums on a tax deferred basis, and employee participants who do not continue participation into the next plan year.

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

We derive a portion of our revenue from interchange fees that are paid to us when employee participants utilize our prepaid debit cards to pay for certain healthcare and commuter expenses under CDB programs. These fees represent a percentage of the expenses transacted on each debit card. If our employer clients do not adopt these prepaid debit cards as part of the benefits programs they offer, if the employee participants do not use them at the rate we expect, if employee participants choose to process their transactions over PIN networks rather than signature networks or if other alternatives to prepaid tax-advantaged benefit cards develop, our results of operations, business and prospects could be materially adversely affected.

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

The plans we administer and, as a result, our business are subject to extensive, complex and continually changing federal and state laws and regulations, including the Affordable Care Act, IRS regulations, ERISA, privacy and HIPAA regulations and Department of Labor regulations, all of which are further described in

“Business — Government Regulation” above. If we fail to comply with any applicable law, rule or regulation, we could be subject to fines and penalties, indemnification claims by our clients, or become the subject of a regulatory enforcement action, each of which would materially adversely affect our business and reputation.

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

As part of our business, we collect employee participants’ personal data for the sole purpose of processing their benefits. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant additional expense, which could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

Our success is substantially dependent upon the performance of our senior management, such as our chief executive officer. Our management and employees may terminate their employment at any time, and the loss of the services of any of our executive officers could materially adversely affect our business. Our success is also substantially dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. Additionally, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers due to potential liability concerns related to serving on a public company. If we are unable to attract and retain the necessary personnel, our results of operations, financial condition, business and prospects would be materially adversely affected.

Changes in credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect our results of operations, business and financial position.

We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Alegius. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.

We have entered into outsourcing and other agreements with third parties related to certain of our business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of revenue or an interruption of our services.

We have entered into outsourcing agreements with third parties to provide certain customer service and related support functions to our employer clients and their employee participants. As a result, we rely on third parties over which we have limited control. If these third parties are unable to perform to our requirements or to provide the level of service required or expected by our employer clients, including ensuring the privacy and integrity of individually identifiable health information that they may be privy to as a result of the services they perform for our employer clients and their employee participants, our operating results, financial condition, business, prospects and reputation may be materially harmed. In addition, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of clients and related revenues.

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

As of December 31, 2013, we had $54.6 million of federal and $96.4 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2024 through 2029 for U.S. federal income tax purposes and beginning in 2015 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $4.3 million and $2.0 million respectively. The federal research credit carryforwards expire beginning in 2022 through 2033, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss or our research and development credits during the carryover periods.

If one or more jurisdictions successfully assert that we should have collected or in the future should collect additional sales and use taxes on our fees, we could be subject to additional liability with respect to past or future sales and the results of our operations could be adversely affected.

Sales and use tax laws and rates vary by jurisdiction and such laws are subject to interpretation. In those jurisdictions where we believe sales taxes are applicable, we collect and file timely sales tax returns. Currently, such taxes are minimal. Jurisdictions in which we do not collect sales and use taxes may assert that such taxes are applicable, which could result in the assessment of such taxes, interest and penalties, and we could be required to collect such taxes in the future. This additional sales and use tax liability could adversely affect our results of operations.

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

We contract for insurance to cover a portion of our potential business risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risk including those related to cyber security matters. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our results of operations, business and financial condition could be materially adversely affected. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could materially adversely affect our results of operations, financial condition, business and prospects.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

We were an “emerging growth company” until December 31, 2013, at which point we became a large accelerated filer and became subject to the requirements of Section 404 and other provisions of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, for our audited 2013 financials.

As a public company and particularly now that we have ceased to be an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We have experienced an increase in legal, accounting and other professional fees in 2013 associated with preparing our control environment to be compliant with Section 404 and other provisions of the Sarbanes-Oxley Act. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

We have, in the past, experienced issues with our internal control over financial reporting and it is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Substantial sales of our common stock by our stockholders could depress the market price of our common stock regardless of our operating results.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of December 31, 2013, we had 34,746,115 shares of our common stock outstanding. In addition, as of December 31, 2013, there were outstanding options to purchase 2,988,678 shares of our common stock and 383,500 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stock price has fluctuated and may continue to do so and may even decline regardless of our financial performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 38,249 square feet of space under a lease that expires in December 2014. We have additional facilities in Arizona, California, Florida, Massachusetts, New York, Ohio, Rhode Island, Vermont and Wisconsin under various leases that expired or will expire between November 2012 and January 2023. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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

	Price Range
	High	Low
Fiscal 2012:
Second Quarter (from May 10, 2012 — June 30, 2012)	$15.40	$9.75
Third Quarter (July 1, 2012 — September 30, 2012)	$18.87	$12.36
Fourth Quarter (October 1, 2012 — December 31, 2012)	$19.79	$17.01

	Price Range
	High	Low
Fiscal 2013:
First Quarter (January 1, 2013 — March 30, 2013)	$26.25	$17.32
Second Quarter (April 1, 2013 — June 30, 2013)	$34.95	$23.91
Third Quarter (July 1, 2013 — September 30, 2013)	$56.97	$32.88
Fourth Quarter (October 1, 2013 — December 31, 2013)	$62.58	$46.59

Stockholders

As of February 20, 2014, according to the records of our transfer agent, there were 25 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2013. The chart assumes $100 was invested on May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Operations:
Revenues	$108,461	$115,047	$135,637	$177,282	$219,278
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	46,802	50,205	55,651	64,647	81,918
Sales and marketing, technology and development and general and administrative	52,792	49,044	55,099	78,029	93,772
Amortization and change in contingent consideration	8,398	7,764	11,327	15,674	11,612

Total operating expense	107,992	107,013	122,077	158,350	187,302
Income from operations	469	8,034	13,560	18,932	31,976
Other income (expense):
Interest income	851	220	36	36	17
Interest expense	(1,102)	(188)	(494)	(1,772)	(1,339)
Interest expense: amortization of convertible debt discount	(71)	(21,107)	—	—	—
Other, net	(286)	(5,413)	351	429	248

Income (loss) before income taxes	(139)	(18,454)	13,453	17,625	30,902
Income tax (provision) benefit	(495)	1,204	19,868	(7,126)	(9,203)

Net income (loss)	(634)	(17,250)	33,321	10,499	21,699
Accretion of redemption premium (expense) benefit	1,037	(6,740)	(6,209)	(2,301)	—

Net income (loss) attributable to common stockholders	$403	$(23,990)	$27,112	$8,198	$21,699

Net income (loss) per share attributable to common stockholders:
Basic	$0.25	$(15.70)	$17.65	$0.45	$0.65
Diluted	$(0.04)	$(15.70)	$1.43	$0.33	$0.62
Weighted Average Common Shares Outstanding
Basic	1,606	1,528	1,536	18,138	33,626
Diluted	16,864	1,528	20,086	24,414	35,277

Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,261	$104,280	$154,621	$305,793	$359,958
Working capital	(44,788)	(43,311)	(35,816)	46,362	68,843
Total assets	171,478	206,831	278,696	519,970	599,655
Total liabilities	167,430	182,254	218,584	363,559	371,523
Total redeemable convertible preferred stock	48,043	75,960	82,169	—	—
Total stockholders’ equity (deficit)	(43,995)	(51,383)	(22,057)	156,411	228,132

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

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax deductions for employers. We are solely dedicated to administering CDBs, including pre –tax spending accounts such as health and dependent care Flexible Spending Accounts (FSAs), Health Savings Accounts (HSAs), Health Reimbursement Arrangements (HRAs) as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States.

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

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare, dependent care and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, even after factoring in our fees. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

These employee contributions result in savings to both employees and employers. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,300 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $455 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $56 per participant per year, even after the payment of our fees.

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

The maximum monthly amount allowed for transit and vanpooling that employees can exclude from gross income for federal income tax purposes and, in most cases, state income tax purposes, fell from $245 per month in 2013 to $130, effective January 1, 2014. A year earlier the American Taxpayer Relief Act brought the transit statutory limit to $245 in parity with the pretax parking limit but that was not a permanent change and, accordingly, it expired at the end of 2013. By contrast, the monthly pretax parking benefit rose from $245 to $250 on January 1, 2014.

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

At the beginning of a plan year, most of our enterprise clients provide us with prefunds for their FSA programs based on a percentage of projected elections by the employee participants for the plan year ahead. This prefunding activity covers our estimate of approximately one week of spending on behalf of the employer client’s employee participants. During the plan year, we process employee participants’ FSA claims as they are submitted and typically seek reimbursement from our employer clients within one week after settling the claim. Employer clients generally set a time after the close of a plan year when employee participants in FSA programs are allowed to continue submitting claims for the preceding plan year, which we refer to as a run-out period. At the end of the plan year and following the grace period and run-out period, as applicable, we reconcile all claims paid against the FSA prefund and return any unused funds to the employer. If an employer has adopted the new carryover option instead of the grace period rule for their plan year, then any unused funds, of up to $500 per participant, will be carried over into the new plan year rather than returned to the employer client. Prior to that point we will have already received an entirely new FSA prefund from a continuing employer client for the new plan year.

Our growth strategy includes acquiring and integrating smaller TPAs to expand our employer client base. We refer to these acquisitions as portfolio purchases. Consistent with this acquisition strategy, we have made seven portfolio purchases since 2007. Our model for these portfolio purchases generally involves a payment at closing of the transaction and contingent payments based on achievement of revenue growth targets. Portfolio purchases may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues in the short term as we migrate acquired clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. For example, our cost of revenues in Fiscal 2013 included additional expenses of $12.1 million due to the purchases of BCI and CBS. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase and we intend to continue executing our focused strategy of portfolio purchases to broaden our employer client base.

Ceridian Channel Partner Arrangement

As part of our continuing efforts to grow our business through the acquisition of employer clients through various means, in July 2013, we entered into a channel partner arrangement with Ceridian, a global product and services company, pursuant to which Ceridian’s CDB account administration business will be substantially transitioned to us between October 2013 and January 2015. This new channel partner arrangement did not have a significant impact on revenue in 2013. In conjunction with the transition, we also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to us. The timing of the transition of revenue to us is dependent upon the employer clients executing new agreements with us and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized as an intangible asset, and amortized over its expected life, as employer clients transition. In July 2013, we made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to us. The $15.0 million payment was recorded in other assets in our consolidated balance sheet. As the employer clients transition to us, amounts from the other asset category will be reclassified as an intangible asset and amortization will commence.

Aflac Channel Partner Arrangement

In April 2012, we entered into a channel partner arrangement with American Family Life Assurance Company, or Aflac, pursuant to which Aflac’s FSA and commuter account administration business would be substantially transitioned to us. As of June 30, 2013, the transitioning of existing Aflac employer clients was completed. We have made total payments to Aflac of $7.2 million for all employer clients that transitioned to us. We have capitalized these payments as an intangible asset and are amortizing the asset over an expected life of 7 years.

Follow-On Offering

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

Consolidation of Operations

We monitor our operating results and take steps to improve, redirect and consolidate our operations. In the first quarter of 2013, we closed our Vista, California facility and consolidated redundant activities within our operations, which resulted in the early termination of a lease and elimination of certain personnel. The expenses related to these actions were approximately $0.4 million and were primarily driven by the termination of the lease.

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

Commuter Revenue

For our Commuter Order Model, or COM, Commuter Account Model, or CAM and Commuter Express, we derive our commuter revenue from monthly service fees paid by our employer clients, interchange revenue that we receive from debit cards used by employee participants in connection with our commuter solutions and revenue from the sale of transit passes used in our commuter solutions. Our fees from employer clients are normally paid monthly in arrears based on the number of employee participants enrolled for the month. Most agreements have volume tiers that adjust the per participant price based upon the number of participants enrolled during that month. Revenue is recognized monthly as services are rendered under these written service agreements. We earn interchange revenue from the debit cards used by employee participants in connection with our commuter programs, which we recognize monthly based on reports received from third parties. We also receive commissions from transit passes, which we purchase from various transit agencies on behalf of employee participants. Due to our significant volume, we receive commissions on these passes which we recognize as vendor commission revenue. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

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

Other Revenue

We derive other revenue primarily from COBRA administration services to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs. Our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies. Other services also include enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. Other services revenue is recognized as services are rendered under our written service agreements.

Costs and Expenses

Cost of Revenues (excluding amortization of internal use software)

Cost of revenues includes the costs of providing services to our employer clients’ employee participants.

The primary component of cost of revenues is personnel expenses and the expenses related to our claims processing, product support and customer service personnel. Cost of revenues includes outsourced and temporary help costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes and employee participant communications costs.

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

We measure contingent consideration payable each reporting period at fair value and recognize changes in fair value in our consolidated statements of income each period, until the final amount payable is determined. Increases or decreases in the fair value of the contingent consideration payable can result from changes in revenue forecasts and risk and probability assumptions. Significant judgment is employed in determining the appropriateness of these assumptions in each period.

Other Income (Expense)

Other income (expense) primarily consists of (i) interest income; (ii) interest expense; and (iii) gain (loss) on equity investments.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of December 31, 2013, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

At December 31, 2013, we had federal and state operating loss carryforwards of approximately $54.6 million and $96.4 million, respectively, available to offset future regular and alternative minimum taxable income. The increase in operating loss carryforwards for 2013 was the result of the tax deduction from the exercise of stock options. Our federal net operating loss carryforwards expire in the years 2024 through 2033, if not utilized. The state net operating loss carryforwards expire in the years 2015 through 2033. The federal and state net operating loss carryforwards include excess tax deductions related to stock options in the amount of $22.6 million and $16.2 million, respectively. When utilized, the related excess tax benefit will be booked to additional paid-in capital. We also have tax deductible goodwill related to asset acquisitions.

We have federal and California research and development credit carryforwards of approximately $4.3 million and $2.0 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire in the years 2022 through 2033, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

Our ability to utilize the net operating losses and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of the net operating loss or research and development credits during the carryover periods.

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

We perform an annual goodwill impairment test on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The impairment tests are performed in accordance with Financial Accounting Standards Board (FASB) ASC 350, Intangibles — Goodwill and Other, or ASC 350. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If we determine that the estimated fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill in a manner similar to a purchase price allocation. ASC 350 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments also expand upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, our specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. At December 31, 2013, based on the qualitative evaluation performed, management determined that it is not more likely than not that goodwill is impaired and the two-step goodwill impairment test was not deemed necessary.

When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, our one reporting unit was determined to be our one operating segment in accordance with FASB ASC 280, Segment Reporting.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2013, our unrecognized tax benefits approximated $3.7 million, and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Stock-Based Compensation

Stock-based compensation for stock awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price and related volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends. The following table sets forth the weighted average assumptions used with respect to valuing option awards during 2011, 2012 and 2013.

	Year Ended December 31,
	2011	2012	2013
Expected volatility	55.78%	52.79%	51.43%
Risk-free interest rate	2.58%	1.26%	1.09%
Expected term (in years)	5.9	6.6	6.0
Dividend yield	—%	—%	—%

We use the “simplified” method as an estimate of expected term due to the lack of option exercise history as a public company. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Results of Operations

Revenue

	Year Ended December 31,			Change from prior year
	2011	2012	2013	2012	2013
	(in thousands)
Healthcare	$90,917	$112,905	$135,140	24%	20%
Commuter	33,325	51,817	59,579	55%	15%
Other	11,395	12,560	24,559	10%	96%

Total revenue	$135,637	$177,282	$219,278	31%	24%

Healthcare Revenue

The $22.2 million increase in healthcare revenue from 2012 to 2013 was primarily due to a $17.0 million increase in FSA revenue, which was driven by an increase of $7.5 million related to the Aflac channel partner arrangement, $5.4 million in post-purchase revenues for BCI, $1.2 million from the addition of a large employer client in the first quarter of 2013 and $1.3 million in post-purchase revenues for CBS. The growth in healthcare revenue was further driven by a $4.3 million increase in HRA revenue primarily due to the addition of a large employer client and $1.0 million increase in HSA revenue due to growth in participation of our HSA programs.

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

Commuter Revenue

The $7.8 million increase in commuter revenue from 2012 to 2013 was primarily driven by a $2.3 million increase in TransitCheck Premium revenue and a $1.2 million increase in Commuter Order Model revenue as the number of employee participants in these programs grew, as well as having a full year of revenue in 2013 for TC, which was acquired in February of 2012. Commuter revenue was further driven by a $2.1 million increase in TransitCheck Basic revenue due primarily to the increase in the statutory monthly cap increase in the first quarter of 2013, as well as the impact from having a full year of revenue for TC. The remainder of the commuter revenue growth was primarily driven by $1.1 million in increased interchange revenue as a result of increased debit card usage and $0.6 million in transit agency commission revenue.

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

Other Revenue

The $12.0 million increase in other revenue from 2012 to 2013 was primarily driven by the inclusion of $9.6 million in post-purchase COBRA revenues for BCI and $1.5 million in post-purchase revenues for CBS. The remainder of other revenue growth was primarily driven by increased COBRA revenue due to increased participation by our existing employer clients.

The $1.2 million increase in other revenue from 2011 to 2012 was driven by an increase in COBRA revenue and direct billing services.

Cost of Revenue

	Year Ended December 31,			Change from prior year
	2011	2012	2013	2012	2013
	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$55,651	$64,647	$81,918	16%	27%
Percent of revenue	41%	36%	37%

The $17.3 million increase in cost of revenues (excluding amortization of internal use software) from 2012 to 2013 was primarily driven by increases in salaries and personnel-related costs of $9.0 million, primarily as a result of post-purchase salaries and personnel-related costs from the BCI and CBS portfolio purchases, which increased headcount. Cost of revenues were further driven by the inclusion of approximately $4.8 million in other post-purchase expenses for BCI and CBS, and $2.6 million in outsource services costs resulting from processing and supporting an increased number of employee participants. Stock-based compensation expense increased $0.7 million, primarily due to additional expense from new grants of restricted stock units, performance-based restricted stock units and stock options, as well as adjustments to the vesting terms of performance based stock options as the probability of achieving the performance criteria for early vesting were deemed probable of being met.

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

Technology and Development

	Year Ended December 31,			Change from prior year
	2011	2012	2013	2012	2013
	(in thousands)
Technology and development	$13,526	$18,849	$21,459	39%	14%
Percent of revenue	10%	10%	10%

The $2.6 million increase in technology and development expenses from to 2012 to 2013 was driven by increases in salaries and personnel-related costs of $2.6 million, primarily as a result of post-purchase salaries and personnel-related costs due to an increase in headcount from the BCI and CBS portfolio purchases and increased headcount to support improvements to our platform in handling the processing of claims. Technology and development expenses were further driven by the inclusion of approximately $0.7 million in other post-purchase expenses for BCI and CBS and an increase in stock-based compensation expense of $0.4 million from new grants of restricted stock units, performance-based restricted stock units and stock options. These increases were partially offset by a $1.1 million decrease in temporary help and consulting services due to consolidation of ongoing projects and contractors becoming full-time employees in 2013.

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

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development and our CS and BCI portfolio purchase, we expect our technology and development expenses to increase in dollar amount in future periods. The timing of development and enhancement of projects, including whether they are in phases where costs are capitalized or expensed, could significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Year Ended December 31,			Change from prior year
	2011	2012	2013	2012	2013
	(in thousands)
Sales and marketing	$20,697	$30,341	$34,676	47%	14%
Percent of revenue	15%	17%	16%

The $4.3 million increase in sales and marketing expense from 2012 to 2013 was primarily driven by salaries and personnel-related costs of $2.9 million as a result of increases in headcount from the BCI and CBS portfolio purchases of $1.2 million, increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs of $1.1 million and increases in commission expense of $0.6 million. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.6 million from new grants of restricted stock, performance-based restricted stock units and stock options. Travel and entertainment expense also increased by $0.4 million during 2013 when compared to 2012.

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

Sales and marketing expense as a percentage of revenue decreased in 2013 as compared to 2012 by 1%. This decrease was primarily due to our BCI and CBS acquisitions having lower relative sales and marketing expenses as a percentage of revenue.

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

General and Administrative

	Year Ended December 31,			Change from prior year
	2011	2012	2013	2012	2013
	(in thousands)
General and administrative	$20,876	$28,839	$37,637	38%	31%
Percent of revenue	16%	16%	17%

The $8.8 million increase in general and administration expense from 2012 to 2013 was primarily driven by an increase of $3.7 million in stock-based compensation expense, primarily due to additional expense from new grants of restricted stock units, performance-based restricted stock units and stock options, as well as adjustments to the vesting terms of performance based stock options as the probability of achieving the performance criteria for early vesting were deemed probable of being met. General and administrative expenses were further driven by salaries and personnel-related costs of $2.3 million due to an increase in headcount as we continue to expand our operations and from the BCI and CBS portfolio purchases, as well as an increase of $1.4 million in professional fees, as a result of increased legal fees incurred as part of our follow-on public offering, required Securities and Exchange Commission filings and acquisitions. Professional fees were further driven by fees incurred as part of our efforts to enhance our control environment to meet compliance rules with Section 404 of the Sarbanes-Oxley Act. In fiscal 2012, we also benefited from a $0.4 million bad debt reserve release, which compares favorably to fiscal 2013. General and administrative expenses also increased by $0.5 million driven by increased allocation of facilities costs to general and administrative departments as a result of increased headcount, when compared to the same period a year ago and the inclusion of approximately $0.2 million in other post-purchase expenses for BCI and CBS.

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

General and administrative expenses as a percentage of revenue increased in 2013 as compared to 2012 by 1%. This increase was primarily driven by increases in compensation expense related to our stock-based compensation arrangements.

As we continue to grow, we expect our general and administrative expenses to increase in dollar amount as we expand general and administrative headcount to support our continued growth and due to the increased expenses associated with being a public company.

Amortization and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year
	2011	2012	2013	2012	2013
	(in thousands)
Amortization and change in contingent consideration	$11,327	$15,674	$11,612	38%	(26%)

Our amortization and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangibles and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquired intangibles are also amortized over their estimated useful lives.

The $4.1 million decrease in amortization and change in contingent consideration from 2012 to 2013 was driven by a gain of $6.0 million related to the re-measurement of the contingent consideration related to BCI, as the timing of anticipated partnerships and certain new employer clients were deferred until later in 2014 and into 2015, as such the forecasted revenue increase in 2014 and 2015 was adjusted downward. The gain related to BCI is partially offset by additional amortization expense from acquired intangible assets, including the BCI portfolio purchase, the Aflac channel partnership arrangement and additional amortization of capitalized software development costs.

The $4.3 million increase in amortization and change in contingent consideration from 2011 to 2012 was primarily due to a $3.9 million increase in amortization of acquired intangible assets driven by the CS portfolio purchase and TC acquisition.

Other Income (Expense)

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Interest income	$36	$36	$17
Interest expense	(494)	(1,772)	(1,339)
Other income	—	48	248

The decrease in interest expense from 2012 to 2013 was due to the repayment of outstanding debt borrowed under our credit facility with Union Bank, N.A. in 2013.

The increase in interest expense from 2011 to 2012 was due to the increase in the amount borrowed under our credit facility with Union Bank, N.A. in 2012 to finance the TC acquisition.

Revaluation of Warrants

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Gain on revaluation of warrants	$351	$381	$—

Upon the closing of our IPO in May 2012 and the automatic conversion of the outstanding shares of our preferred stock into shares of common stock, the warrant for Series C redeemable preferred stock became exercisable for shares of common stock. We performed the final re-measurement of the warrant for Series C redeemable preferred stock at the closing date and the warrant was then reclassified from liability to equity. We did not record any mark-to-market changes in the fair value of these warrants in the statements of income subsequent to the warrants being reclassified to equity.

The mark-to-market adjustment related to our outstanding warrants for Series C redeemable preferred stock was a $0.4 million gain for the year ended December 31, 2011 primarily due to a decline in the underlying fair market value of our Series C redeemable preferred stock.

Income Taxes

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Income tax benefit (provision)	$19,868	$(7,126)	$(9,203)

The change from 2012 to 2013 was primarily the result of increases in federal income taxes, driven by higher taxable income year over year, partially offset by a reduction in overall tax rate due to permanent tax items primarily related to non-deductible changes in the fair value of contingent consideration.

The change from 2011 to 2012 was primarily related to the release of the $25.9 million valuation allowance in 2011 and the result of increases in federal income taxes, driven by higher taxable income year over year.

Liquidity and Capital Resources

At December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $360.0 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. In connection with our follow-on public offering in March 2013, we received aggregate proceeds of $11.6 million; after deducting underwriting discounts and commissions but before deducting offering costs of $0.8 million.

Prior to our public offerings, our operations had been financed primarily through cash flows from operating activities, the sale of convertible preferred stock and short and long-term borrowings.

We believe that our existing cash and cash equivalents and expected cash flow from operations will be sufficient to meet our operating and capital requirements, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “ — Prefunds.”

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

By way of example, a new FSA enterprise employer client with a plan year starting January 1 will provide the projected annual election for its employee participants as a prefund in late December. Once the new plan year starts, the employee participants can immediately access all elected funds of their FSA benefit even before any payroll deductions have commenced. This access to funds differs from our HSA programs where available funds are added to employee participants’ accounts only as payroll deductions occur and HRA programs where funds are only available as contributions are made.

Following the run-out period and grace period, the FSA prefunds from the prior plan year are reconciled and funds are returned to the employer clients, resulting in a substantial decline in our cash position. If an employer has adopted the new carryover option instead of the grace period rule for their plan year, then any unused funds, of up to $500 per participant, will be carried over into the new plan year rather than returned to the employer client. The cycle then repeats itself in each plan year as participants enroll in programs and prefunds are received in the fourth quarter for the new plan year. In a majority of cases, new FSA prefunds for the succeeding plan year are received prior to a plan year’s prefund being fully paid out in the form of benefits for employee participants or being returned to the employer client. Because participant activity in our commuter programs varies monthly, prefunds for these programs fluctuate monthly.

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

Union Bank Credit Facility

Debt consists of borrowings under a Commercial Credit Agreement, or Revolver, with Union Bank, N.A., or UB, under which we can borrow an aggregate principal amount up to $75.0 million. As collateral for the Revolver, we granted UB a security interest in all of our assets. All of our material existing and future subsidiaries are required to guaranty our obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

Each loan under the Revolver bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. In the third quarter of 2013, we re-paid $15.0 million and as of December 31, 2013, we had outstanding indebtedness under the Revolver of $29.6 million. The interest rate applicable to the loan outstanding at December 31, 2013 is 2.9%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents as of December 31, 2012 and 2013:

	December 31,
	2012	2013
	(in thousands)
Cash and cash equivalents, end of year	$305,793	$359,958
Working capital	46,362	68,843
Total stockholders’ equity	156,411	228,132

The following table presents information regarding our cash flows for the years ended December 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by operating activities	$55,189	$56,133	$61,705
Net cash used in investing activities	(12,594)	(7,554)	(27,555)
Net cash provided by financing activities	7,746	102,593	20,015

Net increase in cash and cash equivalents	$50,341	$151,172	$54,165

Cash Flows from Operating Activities

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by operating activities	$55,189	$56,133	$61,705

Net cash provided by operating activities increased in 2013 when compared to 2012, driven by an increase in net income of $11.2 million in 2013 compared to 2012, and an increase in cash inflow of $2.7 million from customer obligations primarily due to the timing of our billing and increase in employer client payments of prefunds for 2014. Cash provided by operating activities were further impacted a by $3.4 million payment of contingent consideration in excess of the initial measurement reflected in operating activities in 2012 while only a $0.6 million payment related to contingent consideration in excess of the initial measurement was reflected in operating activities in 2013. These increases were partially offset by an increase in accounts receivable in 2013 when compared to 2012, primarily from the timing and receipt of billing for funds owed by employer clients that had a $2.9 million impact on operating cash.

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

Cash Flows from Investing Activities

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash used in investing activities	$(12,594)	$(7,554)	$(27,555)

Net cash used in investing activities increased in 2013 compared to 2012, primarily due to a payment of $15.0 million during the third quarter of 2013, in connection with an advanced payment made to Ceridian for the employer clients that are expected to transition to WageWorks, while no such payments was made in 2012. Cash used in investing activities were further impacted by cash received in the acquisition of TransitChek during 2012, which had a positive net cash inflow in investing activities of $8.9 million for 2012, while the acquisition of Crosby Benefit Systems, Inc., during 2013 had a negative cash outflow of $0.8 million, causing a negative year-over-year impact of $9.7 million. These increases in cash used in investing activities were partially offset by the impact of cash paid for the Aflac channel partner arrangement in the amount of $6.0 million during 2012, while cash paid for the Aflac and Ceridian channel partner arrangement in 2013 was only $1.6 million, causing a positive year-over-year impact of $4.4 million.

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

Cash Flows from Financing Activities

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by financing activities	$7,746	$102,593	$20,015

Net cash provided by financing activities decreased in 2013 compared to 2012, primarily due to cash received from our initial public offering and draw downs under the Revolver with UB during 2012 totaling $92.0 million while we did not have these transactions during 2013. Cash provided by financing activities were further decreased by a $15.0 million repayment of debt in 2013 under our Revolver with Union Bank. These decreases were partially offset by increases in proceeds received from the exercise of stock options and issuance of stock under our employee stock purchase plan totaling $12.6 million. The decreases in cash provided by financing activities were further offset by payments of contingent consideration made during 2012 totaling $14.7 million while payments of contingent consideration made during 2013 only totaled $6.6 million.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$29,600	$—	$29,600	$—	$—
Interest on long-term debt obligations (2)	1,714	857	857	—	—
Operating lease obligations (3)	19,835	5,108	6,708	3,044	4,975
Acquisition payments (4)	9,200	4,590	4,610	—	—

Total	$60,349	$10,555	$41,775	$3,044	$4,975

(1)	Credit facility: $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. See Note 8 of our consolidated financial statements. The $29.6 million outstanding principal amount is recorded net of debt issuance costs on our balance sheet and the debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current interest rate of 2.9% per annum on a $29.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013. See Note 3 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of December 31, 2013, we had cash and cash equivalents of $360.0 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2013, we had outstanding principal of $29.6 million under our credit facility. The interest rate applicable to the remaining loan outstanding at December 31, 2013 was 2.9%. New loans under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. If market interest rates on our debt increase or decrease by 100 basis points, the increase or decrease in annual interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.3 million, respectively.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WageWorks, Inc.:

We have audited the accompanying consolidated balance sheets of WageWorks, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WageWorks, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, WageWorks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California

February 27, 2014

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$305,793	$359,958
Restricted cash	1,147	331
Accounts receivable, net	23,840	32,863
Deferred tax assets — current	11,855	1,985
Prepaid expenses and other current assets	6,309	10,135

Total current assets	348,944	405,272
Restricted cash, net of current portion	2,432	—
Property and equipment, net	24,777	26,532
Goodwill	94,373	97,636
Acquired intangible assets, net	47,506	42,786
Deferred tax assets	—	10,666
Other assets	1,938	16,763

Total assets	$519,970	$599,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,034	$49,419
Customer obligations	251,004	281,153
Short-term contingent payment	6,818	4,265
Other current liabilities	2,726	1,592

Total current liabilities	302,582	336,429
Long-term debt	44,371	29,448
Long-term contingent payment, net of current portion	11,772	3,802
Deferred tax liability	2,450	—
Other non-current liability	2,384	1,844

Total liabilities	363,559	371,523

Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued and outstanding 31,571 shares at December 31, 2012 and 34,746 shares at December 31, 2013	32	35
Additional paid-in capital	220,500	270,519
Accumulated deficit	(64,121)	(42,422)

Total stockholders’ equity	156,411	228,132

Total liabilities and stockholders’ equity	$519,970	$599,655

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Revenues:
Healthcare	$90,917	$112,905	$135,140
Commuter	33,325	51,817	59,579
Other	11,395	12,560	24,559

Total revenue	135,637	177,282	219,278

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	55,651	64,647	81,918
Technology and development	13,526	18,849	21,459
Sales and marketing	20,697	30,341	34,676
General and administrative	20,876	28,839	37,637
Amortization and change in contingent consideration	11,327	15,674	11,612

Total operating expenses	122,077	158,350	187,302

Income from operations	13,560	18,932	31,976
Other income (expense):
Interest income	36	36	17
Interest expense	(494)	(1,772)	(1,339)
Gain on revaluation of warrants	351	381	—
Other income	—	48	248

Income before income taxes	13,453	17,625	30,902
Income tax benefit (provision)	19,868	(7,126)	(9,203)

Net income	33,321	10,499	21,699
Accretion of redemption premium expense	(6,209)	(2,301)	—

Net income attributable to common stockholders	$27,112	$8,198	$21,699

Basic net income per share attributable to common stockholders	$17.65	$0.45	$0.65
Diluted net income per share attributable to common stockholders	$1.43	$0.33	$0.62

Shares used in basic net income per share calculations	1,536	18,138	33,626
Shares used in diluted net income per share calculations	20,086	24,414	35,277

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share amounts)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	17,645	$33,965	1,531	$2	$22,591	$(107,941)	$(51,383)

Exercise of stock options	—	—	20	—	27	—	27
Share repurchases	—	—	(5)	—	(57)	—	(57)
Stock-based compensation	—	—	—	—	2,244	—	2,244
Accretion of redemption premium	—	—	—	—	(6,209)	—	(6,209)
Net income	—	—	—	—	—	33,321	33,321

Balance at December 31, 2011	17,645	$33,965	1,546	$2	$18,596	$(74,620)	$(22,057)

Issuance of common stock in May 2012 initial public offering at $9.00 per share, net of issuance costs of $5,527	—	—	7,475	7	57,023	—	57,030
Issuance of common stock in October 2012 follow-on offering at $17.50 per share, net of issuance costs of $903	—	—	1,000	1	15,546	—	15,547
Conversion of preferred stock to common stock	(17,645)	(33,965)	17,688	18	118,416	—	84,469
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	738	—	738
Exercise of stock options	—	—	701	1	4,391	—	4,392
Exercise of Investor Warrant	—	—	3,039	3	1,737	—	1,740
Exercise of ORIX Warrant	—	—	43	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	87	—	852	—	852
Share repurchases	—	—	(8)	—	(113)	—	(113)
Tax benefit from the exercise of stock options	—	—	—	—	1,865	—	1,865
Stock-based compensation	—	—	—	—	3,750	—	3,750
Accretion of redemption premium	—	—	—	—	(2,301)	—	(2,301)
Net income	—	—	—	—	—	10,499	10,499

Balance at December 31, 2012	—	$—	31,571	$32	$220,500	$(64,121)	$156,411

Issuance of common stock in March 2013 follow-on offering at $24.00 per share, net of issuance costs of $829	—	—	500	1	10,721	—	10,722
Exercise of stock options	—	—	2,118	2	15,979	—	15,981
Exercise of Investor Warrant	—	—	351	—	—	—	—
Exercise of Lender Warrant	—	—	117	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	89	—	1,817	—	1,817
Tax benefit from the exercise of stock options	—	—	—	—	12,296		12,296
Stock-based compensation	—	—	—	—	9,206	—	9,206
Net income	—	—	—	—	—	21,699	21,699

Balance at December 31, 2013	—	$—	34,746	$35	$270,519	$(42,422)	$228,132

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$33,321	$10,499	$21,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,199	2,950	3,421
Amortization and change in contingent consideration	11,327	15,674	11,612
Stock-based compensation	2,244	3,750	9,206
Revaluation of warrants	(351)	(381)	—
Loss on disposal of fixed assets	167	178	128
Payment of contingent consideration in excess of initial measurement	(662)	(3,361)	(643)
Provision for doubtful accounts	61	(261)	180
Deferred taxes	(20,198)	6,688	9,049
Excess tax benefit from the exercise of stock options	—	(1,901)	(12,296)
Changes in operating assets and liabilities:
Accounts receivable	475	(5,538)	(8,457)
Prepaid expenses and other current assets	(3,996)	(2,659)	(3,954)
Other assets	204	(160)	(179)
Accounts payable and accrued expenses	(29)	5,075	7,840
Customer obligations	28,917	23,680	26,339
Other liabilities	510	1,900	(2,240)

Net cash provided by operating activities	55,189	56,133	61,705

Cash flows from investing activities:
Purchases of property and equipment	(9,408)	(12,291)	(13,832)
Cash consideration for business acquisitions, net of cash acquired	(1,852)	8,953	(752)
Cash paid for acquisition of client contracts	—	(6,006)	(1,573)
Advance payment for acquisition of client contracts	—	—	(14,646)
Change in restricted cash	(1,334)	1,790	3,248

Net cash used in investing activities	(12,594)	(7,554)	(27,555)

Cash flows from financing activities:
Proceeds from debt	12,064	29,470	—
Repayment of debt	—	—	(15,000)
Proceeds from initial public offering net of underwriters commissions and discounts	—	62,557	—
Proceeds from follow-on offering net of underwriters commissions and discounts	—	16,450	11,550
Proceeds from exercise of warrants	—	1,740	—
Proceeds from exercise of common stock options	27	4,392	15,981
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	—	852	1,817
Payment of contingent consideration	(4,288)	(14,656)	(6,629)
Payment for share repurchases	(57)	(113)	—
Excess tax benefit from the exercise of stock options	—	1,901	12,296

Net cash provided by financing activities	7,746	102,593	20,015

Net increase in cash and cash equivalents	50,341	151,172	54,165
Cash and cash equivalents at beginning of period	104,280	154,621	305,793

Cash and cash equivalents at end of period	$154,621	$305,793	$359,958

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$368	$1,094	$1,533
Taxes	442	583	714
Noncash financing and investing activities:
Accretion of redemption premium	6,209	2,301	—
Reduction in FBM contingent consideration due to re-negotiated lease	—	528	—
Reduction in FBM contingent consideration due to post-purchase adjustment	—	2,316
Conversion of preferred stock to common stock	—	118,434	—
Conversion of preferred stock warrants to common stock warrants	—	738	—
PBS acquisition adjustment	590	—	—

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Business and Significant Accounting Policies

Business

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax deductions for employers. We are solely dedicated to administering CDBs, including pre –tax spending accounts such as health and dependent care Flexible Spending Accounts (FSAs), Health Savings Accounts (HSAs), Health Reimbursement Arrangements (HRAs) as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States.

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

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare, dependent care and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, even after factoring in our fees. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

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

Follow-On Public Offerings

On October 9, 2012, the Company closed a follow-on public offering and sold 1,000,000 shares of common stock at a price of $17.50 per share, which raised $16.5 million, net of underwriters’ discounts and commissions. Certain selling stockholders, including VantagePoint, sold 5,000,000 shares of common stock in the offering, including 338,566 shares of common stock which were issued upon the exercise of outstanding warrants. In addition, the underwriters exercised their overallotment option to purchase 900,000 additional shares from the selling stockholders, including 31,313 shares of common stock which were issued upon the exercise of outstanding warrants. The Company did not receive any proceeds from the sale of shares by the selling stockholders other than $1.7 million representing the exercise price of the warrants that were exercised by a selling stockholder in connection with the offering.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

During the fourth quarter of 2013, the Company determined that certain shares that had previously been repurchased from current and former employees had, in fact, been cancelled upon repurchase and were not held in treasury. As a result, the Company made an immaterial correction in the 2012 balance sheet to reduce treasury shares and additional paid-in capital by 200,000 shares and $546,000, respectively. As part of the immaterial correction, the Company corrected to eliminate 187,000, 5,000 and 8,000 shares from treasury shares to common stock and reduced additional paid-in capital by $376,000, $57,000 and $113,000 for December 31, 2010, 2011 and 2012, respectively. This correction did not have an impact on the Company’s results of operations or cash flows for any of the periods in the three years ended December 31, 2013.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The contingent consideration payable related to the Planned Benefits Systems (PBS), Fringe Benefits Management (FBM), Choice Strategies (CS), TransitCheck (TC), Benefit Concepts, Inc. (BCI) and Crosby Benefit Systems, Inc. (CBS) acquisitions were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheet at December 31, 2013, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at December 31, 2013 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Lender Warrant	Contingent Consideration PBS	Contingent Consideration FBM	Contingent Consideration CS	Contingent Consideration TC	Contingent Consideration BCI	Contingent Consideration CBS
Balances at December 31, 2011	$1,119	$5,798	$3,178	$—	$—	$—	$—
Initial fair value of contingent consideration	—	—	—	11,054	5,314	11,772	—
Gains or losses included in earnings:
Gain on revaluation of warrant	(381)	—	—	—	—	—	—
Loss on revaluation of contingent consideration	—	1,062	542	645	86	—	—
Payment of contingent consideration	—	(6,860)	(546)	(5,211)	(5,400)	—	—
Reclassification of warrant to additional paid-in capital	(738)	—	—	—	—	—	—
Reduction in FBM contingent consideration due to post-purchase price adjustment	—	—	(2,316)	—	—	—	—
Reduction in FBM contingent consideration due to re-negotiated lease	—	—	(528)	—	—	—	—

Balances at December 31, 2012	$—	$—	$330	$6,488	$—	$11,772	$—

Initial fair value of contingent consideration	—	—	—	—	—	—	2,170
Gains or losses included in earnings:
(Gains) losses on revaluation of contingent consideration	—	—	(330)	784	—	(5,971)	96
Payment of contingent consideration	—	—	—	(7,272)	—	—	—

Balances at December 31, 2013	$—	$—	$—	$—	$—	$5,801	$2,266

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

The Company recorded $1.1 million, $0.5 million and $0.6 million in charges related to the change in fair value of the contingent considerations for PBS, FBM and CS, respectively, during 2012 due to increased revenue levels estimated to be achieved. In 2012, the Company recorded $0.1 million in charges related to the change in fair value of the TC contingent consideration as a result of the passage of time. The charges were recorded in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of income.

The Company recorded a net gain of $5.4 million for changes in the fair value of contingent considerations during 2013, which was primarily driven by a gain of $5.9 million related to the BCI contingent consideration, as the timing of anticipated partnerships and certain new employer clients were deferred until later in 2014 and into 2015, as such the forecasted revenue increase in 2014 and 2015 was adjusted downward and a gain of $0.3 million related to FBM. These gains were partially offset by charges related to the change in fair value of the contingent consideration for CS of $0.8 million due to increased revenue levels estimated to be achieved, as well as charges related to the change in fair value of the contingent consideration for CBS of $0.1 million as a result of the passage of time. The net gain was recorded in the amortization and change in contingent consideration line item in the Company’s accompanying consolidated statements of income.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration — BCI	$5,801	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration — CBS	$2,266	Discounted cash flow	Annualized revenue and probability of achievement

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

Accounts Receivable

Accounts receivable represent both amounts receivable in relation to fees for the Company’s services and unpaid amounts by customers for benefit services of participants provided by third-party vendors, such as transit agencies and healthcare providers. The Company provides for an allowance for doubtful accounts by reference to reserves for specific accounts. The Company reviews its allowance for doubtful accounts monthly. Accounts more than 30 days past due are reviewed weekly for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2011, 2012 and 2013 were not significant.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

Software and Web Site Development Costs

The Company recognizes internal use software and Website development costs in accordance with FASB ASC Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software, and FASB ASC Subtopic 350-50, Intangibles — Goodwill and Other — Website Development Costs, respectively. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the technology’s estimated useful life, generally four years, as amortization in the accompanying consolidated statements of income. Costs associated with the platform content or the repair or maintenance of the existing platforms are expensed as incurred.

The Company accounts for interest costs related to internal use software and Website development costs in accordance with the provisions of FASB ASC Subtopic 835-20, Interest — Capitalization of Interest, which require capitalization of interest on major construction or acquisition projects where the financial statement effect of capitalization versus current expense recognition is likely to be material. Capitalized interest related to software and development costs was immaterial for all years.

Accounting for Impairment of Long-Lived Assets

In accordance with FASB ASC Subtopic 360-10, Property, Plant and Equipment, the Company evaluates the recoverability of property and equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Impairment adjustments related to software development costs were not significant for 2011, 2012 or 2013. There were no other impairments recorded for the remaining other long-lived assets for 2011, 2012 or 2013.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The impairment tests are performed in accordance with FASB ASC 350, Intangibles — Goodwill and Other, or ASC 350. The following are examples of triggering events (none of which occurred in 2012 or 2013) that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more-likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than the Company’s single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. The Company’s chief operating decision maker, the Chief Executive Officer, does not allocate resources or assess performance at the individual healthcare, commuter or other revenue stream level, but rather at the operating segment level. Discrete financial information is therefore not maintained at the revenue stream level. The Company’s one reporting unit was determined to be the Company’s one operating segment.

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

ASC 350 reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. Based on the qualitative evaluation performed, management determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and the two-step goodwill impairment test was not deemed necessary.

To date, the Company has not made any impairment adjustments to goodwill as the fair value of its reporting unit in all prior years has always exceeded its carrying value by a significant amount.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The Company uses financial projections to support its net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company assesses the ability to realize the deferred tax benefits. If it is more likely than not that the Company would not realize the deferred tax benefits, then the Company would establish a valuation allowance for all or a portion of the deferred tax benefits.

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

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, and Other services. Healthcare and Commuter include revenues generated from benefit service fees based on employee participant participation levels and interchange and other commission revenues. Interchange and other commission revenues are based on a percentage of total healthcare and commuter dollars transacted pursuant to written purchase agreements with certain vendors and banks. Other revenue includes services related to Consolidated Omnibus Budget Reconciliation Act, or COBRA, enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

Professional service fees are related to projects provided to the Company’s existing employer clients that last up to two months to accommodate their changing reporting and file transfer requirements and recognized upon completion of services and projects. These projects are discrete contracts and are not entered into contemporaneously with any other services the Company provides. The professional services are rendered with written price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties and where fees are fixed or determinable and collectability is reasonably assured.

Stock-Based Compensation

The Company accounts for stock-based compensation costs in accordance with FASB ASC 718, Compensation — Stock Compensation, or ASC 718. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis.

ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. There were no material excess tax benefits in the year ended December 31, 2011, and approximately $1.9 million and $12.3 million of excess tax benefits in the years ended December 31, 2012 and 2013, respectively.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists, or ASU 2013-11. ASU 2013-11 allows entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The Company does not anticipate that the adoption of this standard in the first quarter of 2014 will have a material impact on its results of operations or its financial condition.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(2)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2011	2012	2013
		(in thousands, except per share data)
Numerator (basic and diluted):
Net income	$33,321	$10,499	$21,699
Less: accretion of redemption premium expense	(6,209)	(2,301)	—

Net income attributable to common stockholders for basic EPS	$27,112	$8,198	$21,699

Add back: accretion of redemption premium related to dilutive redeemable preferred stock	1,587	(260)	—

Net income attributable to common stockholders for diluted EPS	$28,699	$7,938	$21,699

Denominator (basic):
Weighted average common shares outstanding	1,536	18,138	33,626

Denominator (diluted):
Weighted average common shares outstanding	1,536	18,138	33,626
Dilutive stock options	1,010	1,377	1,651
Weighted average common shares from stock warrants	2,500	403	—
Weighted average common shares from preferred stock	15,040	4,496	—

Net weighted average common shares outstanding	20,086	24,414	35,277

Net income per share attributable to holders of common stock:
Basic	$17.65	$0.45	$0.65
Diluted	$1.43	$0.33	$0.62

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Year Ended December 31,
	2011	2012	2013
Stock options outstanding	152	31	22
Common shares from convertible preferred stock	2,648	2,077	—

Total common stock equivalents	2,800	2,108	22

(3)	Acquisitions and Channel Partner Arrangements

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company accounted for the acquisition of CS as a purchase of a business under ASC 805. The purchase price included a contingent consideration element for which the Company determined the initial fair value totaled $11.1 million at the acquisition date.

The following table summarizes the allocation of the purchase price at the date of acquisition (dollars in millions):

	Amount	Weighted Average Useful Life (in years)
Other net assets acquired	$0.6
Client contracts	9.2	10
Developed technology	0.6	2
Goodwill	9.4

Total allocation of purchase price	$19.8

As part of the purchase price allocation, the Company determined that CS’s separately identifiable intangible assets were its client contracts and developed technology. The Company used the income approach to value the customer relationships. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate for customer relationships of 13%, based on the estimated weighted average cost of capital, which employs an estimate of the required equity rate of return and after-tax cost of debt.

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

The purchase price included an additional future payment of $0.7 million that was discounted to present value that would be paid to a promotional fund in furtherance of TCI’s mission of raising awareness of the benefits of mass transit. The purchase price also included a contingent consideration element that was paid in 2012 to the former owners of TCI.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the allocation of the purchase price at the date of acquisition (dollars in millions):

	Amount	Weighted Average Useful Life (in years)
Other net assets acquired	$1.7
Client contracts	8.8	8.7
Developed technology	4.4	3.0
Trade names	0.9	10.0
Favorable lease	1.1	11.0
Goodwill	20.2

Total allocation of purchase price	$37.1

Other net assets acquired in the acquisition of TC primarily related to the following (in millions):

Amount
Cash	$48.3
Restricted cash	0.5
Accounts receivable	0.9
Inventory	3.9
Prepaids and other assets	0.1
Property and equipment	1.4
Customer obligations	(51.0)
Accounts payable and accrued expenses	(2.4)

Total allocation to purchase price	$1.7

As part of the purchase price allocation, the Company determined that TC’s separately identifiable intangible assets were its client contracts, developed technology, trade names and a favorable lease. The Company used the income approach to value the customer relationships and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate for customer relationships and trade name of 16% and 15%, respectively, based on the estimated weighted average cost of capital, which employs an estimate of the required equity rate of return and after-tax cost of debt. The Company used a replacement cost approach to estimate the fair value of developed technology in which estimates of development time and cost per man month are used to calculate total replacement cost. The Company estimated the fair value of the favorable lease terms by discounting the amount by which the stated lease payments differ from current estimated market rates at the acquisition date over the remaining lease term.

Goodwill recognized from the transaction results from the acquired workforce, the opportunity to expand our client base and achieve greater long-term growth opportunities than either company had operating alone. All of the recognized goodwill is expected to be deductible for tax purposes.

Benefit Concepts, Inc. Acquisition

On December 31, 2012, the Company acquired Benefit Concepts, Inc., or BCI, a third party administrator of CDBs, such as, flexible spending accounts, health reimbursement arrangements and COBRA continuation services based in East Providence, Rhode Island. The Company accounted for the acquisition of BCI as a

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

purchase of a business under ASC 805. At December 31, 2012, the acquisition of BCI did not have an impact on the Company’s results of operations. This acquisition added a new regional base of customers and participant relationships and further strengthens the Company’s position in the Consumer-Directed Benefits market. The goodwill of $19.0 million arising from the acquisition was attributed to the premium paid for the opportunity to expand and better serve small and medium-sized businesses and achieve greater long-term growth opportunities than either company had operating alone. The aggregate non-contingent portion of the purchase price was $17.0 million and was paid in cash on December 31, 2012.

The purchase price also included a contingent consideration element for which the Company determined the initial fair value totaled $11.8 million at the acquisition date. The fair value was determined from forecasts developed by management based upon existing business and relationships and projected growth rates. The Company discounted these forecasts using time value discount present value factor of 6.5%.

The following table summarizes the consideration for BCI and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in millions).

Goodwill	$19.0
Client contracts	8.0
Developed technology	2.4
Other intangibles	0.2
Other net assets acquired	3.2
Deferred income taxes	(4.0)

Total allocation of purchase price	$28.8

The acquired intangible assets, all of which are being amortized, have a weighted average useful life of approximately 6.7 years. The intangible assets include client contracts of $8.0 million (8.0-year weighted average useful life), developed technology of $2.4 million (2.9-year weighted average useful life) and other intangible assets of $0.2 million (2.8-year weighted average useful life).

Since the acquisition was a stock purchase, assets acquired cannot be revalued for tax purposes; accordingly, a deferred tax liability of $4.0 million was recorded at the date of acquisition for the book tax cost basis difference related to the assets.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes.

The valuation of acquired payments to or from participants of BCI, were initially recorded on a provisional basis and were based on information that was available as of the acquisition date. During the fourth quarter of 2013, the Company received additional information necessary to finalize the valuation of acquired payments to or from participants of BCI. Accordingly, the consolidated balance sheet at December 31, 2012 has been retrospectively adjusted to include the effect of the measurement period adjustments as required by ASC 805. The Company recorded adjustments to increase cash and cash equivalents by $0.7 million, increase accounts receivable by $0.9 million and increase customer obligations by $1.2 million, which resulted in a retrospective adjustment to goodwill of $0.4 million.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Crosby Benefit Systems, Inc. Acquisition

On May 1, 2013, the Company acquired Crosby Benefit Systems, Inc., or CBS, a third party administrator of CDBs, such as, flexible spending accounts, health reimbursement arrangements, COBRA continuance services, enrollment and eligibility management and commuter programs, based in Newton, Massachusetts. CBS will continue to operate out of the Newton office as a division of the Company. The Company accounted for the acquisition of CBS as a purchase of a business under ASC 805. The results of operations for CBS have been included in the Company’s financial results since the acquisition date. The financial results of this acquisition are considered immaterial for purposes of pro forma financial statement disclosures. The goodwill of $3.3 million arising from the acquisition was attributed to the premium paid for the opportunity to expand and better serve small and medium-sized businesses as well as enterprise clients. Goodwill is also attributed to the expectation of achieving greater long-term growth as a combined company than either company had operating alone. This acquisition added new customers and participant relationships and further strengthens the Company’s position in the Consumer-Directed Benefits market. The aggregate non-contingent portion of the purchase price was $5.0 million and was paid in cash on May 1, 2013.

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

The following table summarizes the consideration for CBS and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in millions):

Goodwill	$3.3
Client contracts	2.7
Other intangibles	0.1
Other net assets acquired	1.1

Total allocation of purchase price	$7.2

Client contracts are being amortized over a useful life of 8 years.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes.

Channel Partner Arrangements

Aflac

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Ceridian

In July 2013, the Company entered into a channel partner arrangement with Ceridian, a global product and services company, pursuant to which the Ceridian’s CDB account administration business will be substantially transitioned to the Company between October 2013 and January 2015. This new channel partner arrangement did not have a significant impact on revenue in 2013. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price. The $15.0 million payment was recorded in other assets in the Company’s consolidated balance sheet. As the employer clients transition to us, amounts from the other asset category will be reclassified as an intangible asset and amortization will commence.

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 is as follows (dollars in thousands):

	December 31,
	2012	2013
Balance at beginning of year	$46,233	$94,373
Additions	48,140	3,263

Balance at end of year	$94,373	$97,636

In 2012, the increase in goodwill is attributed to the acquisitions of CS, TC and BCI. In 2013, the increase in goodwill is attributed to the acquisition of CBS (see Note 3).

Acquired intangible assets at December 31, 2012 and December 31, 2013 were comprised of the following (dollars in thousands):

	December 31, 2012			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$58,410	$19,273	$39,137	$62,689	$25,313	$37,376
Trade names	2,180	792	1,388	2,240	1,120	1,120
Technology	9,946	4,316	5,630	9,946	6,850	3,096
Noncompete agreements	2,012	1,705	307	2,012	1,745	267
Favorable lease	1,137	93	1,044	1,137	210	927

Total	$73,685	$26,179	$47,506	$78,024	$35,238	$42,786

Amortization expense for acquired intangible assets totaled $2.7 million, $6.6 million and $9.1 million in 2011, 2012 and 2013, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The estimated expected amortization expense in future periods at December 31, 2013 is as follows (dollars in thousands):

2014	$8,529
2015	7,034
2016	5,957
2017	5,631
2018	5,323
Thereafter	10,312

Total	$42,786

(5)	Accounts Receivable

Accounts receivable at December 31, 2012 and 2013 were comprised of the following (dollars in thousands):

	December 31,
	2012	2013
Trade receivables	$14,965	$18,398
Unpaid amounts for benefit services	9,278	14,932

	24,243	33,330
Less allowance for doubtful accounts	(403)	(467)

Accounts receivable, net	$23,840	$32,863

Allowance for doubtful accounts roll forward is comprised of the following (dollars in thousands):

	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions)/ Recoveries	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year Ended December 31, 2013	$403	$247	$(183)	$467
Year Ended December 31, 2012	69	539	(205)	403
Year Ended December 31, 2011	415	292	(638)	69

(6)	Property and Equipment

Property and equipment at December 31, 2012 and 2013 were comprised of the following (dollars in thousands):

	December 31,
	2012	2013
Computers and equipment	$10,877	$9,960
Software and development costs	54,274	64,241
Furniture and fixtures	3,291	2,815
Leasehold improvements	7,039	5,840

	$75,481	$82,856
Less accumulated depreciation and amortization	(50,704)	(56,324)

Property and equipment, net	$24,777	$26,532

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

During 2011, 2012 and 2013, the Company capitalized software development costs of $8.3 million, $10.5 million and $15.3 million, respectively. Amortization expense related to capitalized software development costs was $6.0 million, $6.7 million, and $8.0 million for 2011, 2012, and 2013 respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At December 31, 2013, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $21.0 million.

Total depreciation expense, including amortization of internal use software, for the years ended December 31, 2011, 2012 and 2013 was $9.2 million, $9.7 million and $11.4 million, respectively.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and 2013 were comprised of the following (dollars in thousands):

	December 31,
	2012	2013
Accounts payable	$2,020	$1,859
Payable to benefit providers and transit agencies	17,519	23,017
Accrued payables	6,239	6,305
Accrued compensation and related benefits	12,153	13,379
Other accrued expenses	1,994	1,616
Deferred revenue	2,109	3,243

Accounts payable and accrued expenses	$42,034	$49,419

(8)	Debt

Debt consists of borrowings under a Commercial Credit Agreement, or Revolver, with Union Bank, N.A., or UB under which the Company can borrow an aggregate principal amount up to $75.0 million. In the third quarter of 2013, the Company repaid $15.0 million and as of December 31, 2013, the Company had $29.6 million outstanding under the Revolver with UB. As collateral for the Revolver, the Company granted UB a security interest in all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

Under the amended terms of the Revolver, each new loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at the Company’s option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The interest rate applicable to the remaining loan outstanding at December 31, 2013 is 2.9%. Principal, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may declare the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

(9)	Warrants

(a) Lender Warrant

On May 23, 2005, the Company entered into a Senior Loan and Security Agreement with Hercules, or Hercules Debt. On September 27, 2007, the Company repaid the loan to Hercules. In connection with the Hercules Debt financing, the Company granted Hercules a warrant, or Lender Warrant, to purchase 423,529 shares of Series C Redeemable Preferred Stock at a purchase price of $4.25 per share. Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Lender Warrant became exercisable for 211,764 shares of common stock at a purchase price of $8.50 per share. In January 2013, the Lender Warrant was net exercised, resulting in 117,166 common shares being issued. The cashless net exercise resulted in no cash being received by the Company as the shares withheld were applied to settle the exercise price owed by the exercising stockholder.

(b) Investor Warrants

On December 28, 2009, in connection with the Company entering into certain convertible note agreements with several existing Preferred Stockholders, the Company granted to the instrument holders warrants, or Investor Warrants, to purchase Series E Preferred Stock (later amended to Series E-1 Preferred Stock). Upon the automatic conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO on May 15, 2012, the Investor Warrants became exercisable for 4,366,803 shares of common stock. In November 2012, the Company issued common shares, net of shares withheld, in connection with the exercise of the Investor Warrants by certain stockholders. The common shares were issued at an exercise price of $4.58 per share. Following this exercise, stockholders held Investor Warrants that were exercisable for 472,736 of common shares; these remaining Investor Warrants were net exercised in January 2013, resulting in 350,705 common shares being issued. The cashless net exercise resulted in no cash being received by the Company as the shares withheld were applied to settle the exercise price owed by the exercising stockholders.

(10)	Common Stock

(a) Authorized Shares

On May 15, 2012, the certificate of incorporation was amended to authorize the issuance of 1.1 billion shares of capital stock. The total number of shares of common stock authorized was 1.0 billion shares.

(b) Follow-On Public Offerings

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(11)	Employee Benefit Plans

(a) Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

Currently, the Company grants options from the 2010 Equity Incentive Plan (2010 Plan). The Company’s 2010 Plan was adopted on May 26, 2010, and the Company has reserved for issuance under the 2010 Plan a total of 3.2 million common stock shares at December 31, 2013. Under the 2010 Plan, options can be granted to all employees, including executive officers, outside consultants and non-employee directors.

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (2000 Plan), provides for the issuance of options and other stock-based awards. The Company has reserved for issuance under the 2000 Plan a total of 1.3 million common stock shares at December 31, 2013. The Company issues new shares upon the exercise of stock options. Any forfeitures or shares remaining under the plan are canceled and not available for reissue.

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

In fiscal 2010 and the first quarter of 2012, the Company granted a total of 417,500 and 320,000 performance option awards to certain executives of the Company, respectively. The performance option awards vest upon the completion of 7 years of service with the Company, and are subject to potential early vesting based upon the achievement of certain milestones as follows: 25% to vest upon an initial public offering, 25% to vest upon achieving certain revenue growth rate per year for two consecutive years, and an additional 50% will vest upon the achievement on an initial public offering and achieving consecutive growth rates. The Company completed its initial public offering in May 2012 and 25% of the awards vested. During 2013, the Company determined that it was probable that the revenue growth rates would be achieved and this triggered early vesting on the remaining awards. The Company therefore accelerated and recognized the stock-based compensation expense associated with these awards in fiscal 2013.

In the third quarter of 2012, the Company granted 37,500 performance option awards to an executive of the Company. The performance option award is subject to the following vesting criteria: none of the options shall vest until September 18, 2019, provided however, that the following milestone is achieved: the shares shall immediately vest and become exercisable upon achieving certain revenue growth rate per year for two consecutive years. The Company regularly assesses whether the milestone that would trigger early vesting of these options are probable to be achieved. As of December 31, 2013, the Company has determined that it is not appropriate to accelerate the vesting of these options based on the probability of achieving certain revenue growth rates and the Company will continue to expense the awards over the service period through September 18, 2019.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Cost of revenue	$219	$282	$978
Technology and development	256	323	818
Sales and marketing	391	476	1,079
General and administrative	1,378	2,669	6,331

Total	$2,244	$3,750	$9,206

As of December 31, 2013, there was $6.9 million of total unrecognized compensation cost related to unvested stock-based employee compensation arrangements that are expected to vest. The cost is expected to be recognized over a weighted average period of approximate 3.28 years, as of December 31, 2013.

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2011	2012	2013
Stock options granted (in thousands)	139	983	576
Weighted average fair value at date of grant	$6.09	$5.83	$12.55

Stock option activity for the year ended December 31, 2013 is as follows (shares in thousands):

	Shares	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
Outstanding at December 31, 2012	4,615	$8.11	6.54	$44,801
Granted	576	25.80
Exercised	(2,118)	7.55
Forfeited	(84)	12.13

Outstanding at December 31, 2013	2,989	$11.80	6.55	142,377

Vested and expected to vest at December 31, 2013	2,883	$11.68	6.49	137,708
Exercisable at December 31, 2013	1,529	$8.88	5.03	77,303

The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013, was $0.2 million, $8.1 million and $55.6 million, respectively. Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2011 was less than one hundred thousand dollars, and $4.4 million and $16.0 million for the years ended December 31, 2012 and 2013, respectively. The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation in accordance with ASC 718. There were no material excess tax benefits in the year ended December 31, 2011, and approximately $1.9 million and $12.3 million of excess tax benefits related to stock-

based compensation that was recorded to stockholders’ equity during the years ended December 31, 2012 and 2013, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2012	2013
Expected volatility	55.78%	52.79%	51.43%
Risk-free interest rate	2.58%	1.26%	1.09%
Expected term (in years)	5.9	6.6	6.0
Dividend yield	—%	—%	—%

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on its common stock. The Company uses the “simplified” method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company. During 2013, the Company assessed the appropriateness of the use of the simplified method and determined that it was appropriate as the Company develops a history of option exercises. The Company will continue to assess the appropriateness of the use of the simplified method.

The fair value of each option grant for performance share options was estimated on the date of grant using the same option valuation model used for options granted under the employee share option plan and assumes that performance goals will be achieved.

Stock-based compensation expense is recognized in the consolidated statements of income based on awards ultimately expected to vest, it is reduced for estimated pre-vest forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, ASC 718 requires that compensation cost recognized at any date must be at least equal to the amount attributable to options that are vested at that date. The Company calculates an adjustment of its compensation costs to the vested amounts on a quarterly basis. The pre-vesting of forfeitures is estimated based on weighted average historical forfeiture rates. Under the provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

(c) Restricted Stock Units

The Company grants restricted stock units to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon either performance-based or service-based criteria. Generally, service-based restricted stock units vest over four years, with equal annual cliff-vesting. Performance-based restricted stock units vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized either over the requisite service period, for service-based awards, or based on the probable outcome of achievement of the financial metrics, for performance-based awards. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance criteria. No restricted stock units were granted prior to fiscal 2013.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

In fiscal 2013, the Company granted a total of 219,000 performance-based restricted stock units to certain executives and employees and granted a total of 171,500 service-based restricted stock units to certain employees. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates, and other financial metrics, during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted. The Company determined that it is probable that the revenue growth rates and other financial metrics will be achieved and the Company therefore is recognizing stock-based compensation expense associated with these awards at the 150% target.

Stock-based compensation expense related to restricted stock units was $2.7 million in 2013. Total unrecorded stock-based compensation cost at December 31, 2013 associated with restricted stock units was $8.4 million, which is expected to be recognized over a weighted-average period of 2.60 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2012	—	$—
Granted	391	24.47
Vested	—	—
Forfeitures	(7)	23.76

Non-vested at December 31, 2013	384	$24.48

(d) Employee Stock Purchase Plan

Concurrent with the closing of our IPO in May 2012, the Company established the 2012 Employee Stock Purchase Plan (ESPP) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible Company executives and other employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Company issued 88,911 common stock shares for which it received $1.8 million from employee contributions during 2013. At December 31, 2013, a total of 639,698 shares of the Company’s common stock are available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of:

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(e) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan, or 401(k) Plan, a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the Internal Revenue Code. The Company, at its discretion, may match up to 25% of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $0.3 million, $0.7 million and $1.0 million for 2011, 2012 and 2013, respectively.

(12)	Income Taxes

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

The components of the benefit (provision) for income taxes for the years ended December 31, 2011, 2012 and 2013 are as follows (dollars in thousands):

	2011	2012	2013
Current:
Federal	$—	$(1,667)	$(10,748)
State	(330)	(635)	(1,702)

	$(330)	$(2,302)	$(12,450)

Deferred:
Federal	17,854	(4,757)	2,929
State	2,344	(67)	318

	20,198	(4,824)	3,247

Total benefit (provision) for income taxes	$19,868	$(7,126)	$(9,203)

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) as of December 31, 2012 and 2013 consist of the following (dollars in thousands):

	2012	2013
Deferred tax assets:
Current:
Accruals and reserves	$1,985	$1,985
Net operating loss carryforwards	9,870	—

Deferred tax assets-current	11,855	1,985

Noncurrent:
Net operating loss carryforwards	4,255	13,410
Stock-based compensation	3,827	5,182
R&D and other credits	1,532	2,523
Property and equipment	286	609
Reserves-noncurrent	290	453

Deferred tax assets-noncurrent	10,190	22,177

Gross deferred tax assets	22,045	24,162

Deferred tax liabilities:
Noncurrent
Intangibles	(9,540)	(6,665)
Goodwill	(3,100)	(4,846)

Gross deferred tax liabilities	(12,640)	(11,511)

Net deferred tax assets and liabilities:
Net deferred tax assets-current	11,855	1,985
Net deferred tax assets (liabilities)	(2,450)	10,666

Total net deferred tax assets	$9,405	$12,651

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2011, 2012 and 2013:

	2011	2012	2013
Tax provision at U.S. statutory rate	34%	35%	35%
State income taxes, net of federal benefit	4	3	5
Warrants	(1)	—	—
Permanent items — adjustment to contingent consideration	8	3	(8)
Permanent items — other	—	1	1
R&D credits	(1)	—	(1)
Change in valuation allowance	(193)	—	—
Other	1	(2)	(2)

Provision (benefit) for tax	(148)%	40%	30%

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

history of operating income or losses and its financial plans and estimates which are used to manage the business. The Company evaluated its position for the year ended December 31, 2011 and removed the valuation allowance it was carrying against deferred tax assets based on that evaluation. The Company has concluded there was sufficient positive evidence at the end of December 31, 2012 and December 31, 2013 to continue to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At December 31, 2013, unrecognized tax benefits approximated $3.7 million, which would impact the income tax expense if recognized. Included in the balance at December 31, 2013 is $0.7 million of current year tax positions, which would affect the Company’s income tax expense if recognized. As of December 31, 2013, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations in the following year. The Company does not anticipate that any adjustments would result in a material change to its financial position. For the years ended December 31, 2011, 2012 and 2013, the Company did not recognize interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Balance, beginning of year	$1,994	$2,321	$2,478
Increase in tax positions for prior years	24	15	515
Increase in tax positions for current year	303	142	723

Balance, end of year	$2,321	$2,478	$3,716

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2000 through 2013 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2013, the Company had federal and state operating loss carryforwards of approximately $54.6 million and $96.4 million, respectively, available to offset future regular and alternative minimum taxable income. The increase in operating loss carryforwards for 2013, was the result of tax deductions from the exercise of stock options. The Company’s federal net operating loss carryforwards expire in the years 2024 through 2033, if not utilized. The state net operating loss carryforwards expire in the years 2015 through 2033. The federal and state net operating loss carryforwards include excess tax deductions related to stock options in the amount of $22.6 million and $16.2 million, respectively. When utilized, the related tax benefit will be booked to additional paid-in capital.

The Company also has tax deductible goodwill related to asset acquisitions.

In addition, the Company had federal and California research and development credit carryforwards of approximately $4.3 million and $2.0 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2033, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

The Company’s ability to utilize the net operating losses and tax credit carryforwards are subject to limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The Company has considered Section 382 of the IRC and concluded that any ownership change would not diminish the Company’s utilization of its net operating loss or its research and development credits during the carryover periods.

The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation in accordance with ASC 718. During 2013, the Company recorded approximately $12.3 million of excess tax benefits related to stock-based compensation that was credited to stockholders’ equity during the year.

(13)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of December 31, 2013
2014	$5,109
2015	3,491
2016	1,724
2017	1,492
2018	1,484
Thereafter	6,535

Total future minimum lease payments	$19,835

Rent expense in 2011, 2012 and 2013 was $3.2 million, $4.5 million and $4.7 million, respectively.

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

(14)	Related Party

The National Flex Trust, or the Trust, established by a subsidiary of the Company, is to provide reimbursement of qualified expenses to plan participants under certain employer plans that have contracted with the Company to provide the plan services using a custodial account, or the Trust Account. The client is responsible for maintaining the employer plan for their participants, including the establishment of eligibility and paying all eligible claim amounts owed to their participants. The Company is an independent contractor engaged to perform administration services. As an administrator, the Company does not have the power to direct the activities of the Trust that would most significantly impact the Trust’s economic performance.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Under a Management Agreement for Services to the Trust, the Company is to provide services to the Trust, including accounting, treasury, tax, administration, and management. The Trust is to pay the Company monthly for the services provided based on plan participants and/or debit cards administered. For the past several years, the Trust’s earnings have been insufficient to cover these costs and, consequently, the Company has not recognized these fees during this period. Amounts due to the Company from the Trust for management services have been fully written off as of December 31, 2012. Trust expenses subsidized by the Company were $112,000, $82,000 and $80,000 in 2011, 2012 and 2013.

The Company has a long-term receivable due from the Trust totaling $1.0 million which the Trust holds with its banks, as a security deposit for the settlement of participant claims. The Company has recorded this receivable within Other Assets.

(15)	Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$44,310	$43,777	$42,538	$46,657	$56,115	$54,561	$53,571	$55,031
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	17,057	15,620	15,210	16,760	20,613	19,932	19,300	22,073
Sales and marketing, technology and development and general and administrative	19,027	19,214	18,635	21,153	23,541	23,167	23,832	23,232
Amortization and change in contingent consideration	4,438	4,094	3,713	3,429	4,462	4,725	554	1,871

Total operating expense	40,522	38,928	37,558	41,342	48,616	47,824	43,686	47,176
Income from operations	3,788	4,849	4,980	5,315	7,499	6,737	9,885	7,855
Other income (expense):
Interest income	10	9	14	3	7	6	3	1
Interest expense	(405)	(452)	(456)	(459)	(378)	(369)	(326)	(266)
Other, net	(11)	419	19	2	19	14	7	208

Income before income taxes	3,382	4,825	4,557	4,861	7,147	6,388	9,569	7,798
Income tax provision	(1,372)	(1,601)	(2,034)	(2,119)	(2,511)	(2,396)	(1,818)	(2,478)

Net income	2,010	3,224	2,523	2,742	4,636	3,992	7,751	5,320
Accretion of redemption premium (expense) benefit	(1,523)	(778)	—	—	—	—	—	—

Net income attributable to common stockholders	$487	$2,446	$2,523	$2,742	$4,636	$3,992	$7,751	$5,320

Net income per share attributable to common stockholders:
Basic	$0.32	$0.17	$0.09	$0.09	$0.14	$0.12	$0.23	$0.15
Diluted	$0.02	$0.10	$0.08	$0.09	$0.14	$0.11	$0.22	$0.15
Shares Outstanding
Basic	1,546	14,268	26,755	29,761	32,226	33,473	34,134	34,638
Diluted	16,986	24,349	31,632	31,898	33,841	35,047	35,875	36,313

Item  9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item  9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Subject to the limitations noted above, based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures and have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K that is found in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Stockholders is incorporated by reference to our 2014 Proxy Statement. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference to our 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: February 27, 2014	By:	/s/ RICHARD T GREEN
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

SIGNATURE	TITLE	DATE
/S/ JOSEPH L JACKSON	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
Joseph L. Jackson

/S/ RICHARD T GREEN	Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Richard T. Green

/S/ RICHARD M BERKELEY	Director	February 27, 2014
Richard M. Berkeley

/S/ THOMAS A BEVILACQUA	Director	February 27, 2014
Thomas A. Bevilacqua

/S/ BRUCE G BODAKEN	Director	February 27, 2014
Bruce G. Bodaken

/S/ MARIANN BYERWALTER	Director	February 27, 2014
Mariann Byerwalter

/S/ JEROME D GRAMAGLIA	Director	February 27, 2014
Jerome D. Gramaglia.

SIGNATURE	TITLE	DATE

/S/ JOHN W LARSON	Director	February 27, 2014
John W. Larson

/S/ EDWARD C NAFUS	Director	February 27, 2014
Edward C. Nafus

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, by and between Registrant and TransitCenter, Inc., dated as of November 16, 2011	S-1	333-173709	2.1	03/07/2012

3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	07/19/2011

3.2	Amended and Restated Bylaws of Registrant	S-1	333-173709	3.4	07/19/2011

4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	07/19/2011

4.2	Amended and Restated Investors’ Rights Agreement, dated as of December 22, 2005, between Registrant and certain holders of Registrant’s capital stock named therein	S-1	333-173709	4.2	04/25/2011

4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of December 28, 2009, between Registrant and certain holders of Registrant’s capital stock named therein	S-1	333-173709	4.3	04/25/2011

4.4	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of July 30, 2010, between Registrant and certain holders of Registrant’s capital stock named therein	S-1	333-173709	4.4	04/25/2011

4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	07/19/2011

4.6	Form of Amended and Restated Warrant to Purchase Series E-1 Preferred Stock	S-1	333-173709	4.6	04/25/2011

4.7	Warrant Agreement to Purchase Shares of the Series C Preferred Stock of Registrant issued to Hercules Technology Growth Capital, Inc., dated as of May 23, 2005	S-1	333-173709	4.7	04/25/2011

4.8	Warrant to Purchase Common Stock of Registrant issued to ORIX Venture Finance LLC, dated as of September 26, 2007	S-1	333-173709	4.8	04/25/2011

10.1*	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	07/19/2011

10.2*	Amended and Restated 2010 Equity Incentive Plan	8-K	001-35232	10.1	04/17/2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.3*	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	07/19/2011

10.4*	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	04/25/2011

10.5*	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	04/25/2011

10.6*	2012 Employee Stock Purchase Plan	10-K	001-35232	10.10D	02/27/2013

10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	03/07/2012

10.8*	Second Amended and Restated Employment Agreement, dated as of November 23, 2010, between Registrant and Joseph L. Jackson	S-1	333-173709	10.8	06/08/2011

10.9*	Form of Amended and Restated Executive Severance Benefit Agreement Purchase Plan	S-1	333-173709	10.9	04/25/2011

10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	04/25/2011

10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	03/07/2012

10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	03/07/2012

10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	09/24/2012

10.10D	Fourth Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	02/27/2013

10.11	Sublease Agreement between Oracle USA, Inc. and Registrant, dated as of September 13, 2006	S-1	333-173709	10.11	04/25/2011

10.12	First Amendment to Sublease between Oracle USA, Inc. and Registrant, dated as of October 30, 2006	S-1	333-173709	10.12	04/25/2011

10.13	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	04/25/2011

10.14	Assignment and Assumption of Lease, between, HCAP Strategies, Inc. and Registrant, dated as of May 16, 2005	S-1	333-173709	10.14	04/25/2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.15	Amendment to Commercial Building Lease, between Applied Buildings, LLC and Registrant, dated as of September 8, 2005	S-1	333-173709	10.15	04/25/2011

10.16	Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of July 23, 2007	S-1	333-173709	10.16	04/25/2011

10.17	First Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of May 24, 2010	S-1	333-173709	10.17	04/25/2011

10.18	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of August 31, 2010	S-1	333-173709	10.18	04/25/2011

10.19	Sublease Agreement, dated as of June 1, 2011, by and between Fringe Benefits Management Company and Registrant	S-1	333-173709	10.19	06/08/2011

10.20	Office Lease between Revere Corporate Center, LLC and Planned Benefits Systems, Inc., dated as of May 3, 2006	S-1	333-173709	10.20	04/25/2011

10.21	Amendment to Lease Agreement, dated as of October 6, 2008, by and between Revere Corporate Center, LLC and Planned Benefits Systems, Inc.	S-1	333-173709	10.21	04/25/2011

10.22	Pinnacle Corporate Centre IV Standard Office Lease, dated as of February 8, 2008, by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.22	04/25/2011

10.23	First Amendment to Lease, dated as of April 30, 2008, by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.23	04/25/2011

10.24	Second Amendment to Lease dated as of August 12, 2008 by and between BK Pinnacle IV LLC and MHM Resources, LLC	S-1	333-173709	10.24	04/25/2011

10.25	Second Amendment to Sublease between Oracle America, Inc. and Registrant, dated as of May 1, 2011	S-1	333-173709	10.25	06/08/2011

10.26*	2011 Bonus Plan	10-K-A	001-35232	10.26	03/11/2013

10.27*	2012 Bonus Plan	10-K-A	001-35232	10.27	03/11/2013

10.28*	Executive Bonus Plan	8-K	001-35232	10.2	04/17/2013

21.1	List of subsidiaries of Registrant	S-1	333-173709	21.1	03/07/2012

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.