Form 10-Q
period 2014-03-31
WAGEWORKS, INC.
filed 2014-05-08
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 35,105,880 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	March 31, 2014
	Derived from Audited Financial Statements	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$359,958	$353,340
Restricted cash	331	331
Accounts receivable, net	32,863	51,261
Deferred tax assets - current	1,985	1,985
Prepaid expenses and other current assets	10,135	9,877

Total current assets	405,272	416,794
Property and equipment, net	26,532	26,855
Goodwill	97,636	97,636
Acquired intangible assets, net	42,786	41,220
Deferred tax assets	10,666	10,639
Other assets	16,763	18,551

Total assets	$599,655	$611,695

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,419	$41,688
Customer obligations	281,153	287,435
Short-term contingent payment	4,265	4,236
Other current liabilities	1,592	494

Total current liabilities	336,429	333,853
Long-term debt	29,448	29,467
Long-term contingent payment, net of current portion	3,802	3,864
Other non-current liability	1,844	1,392

Total liabilities	371,523	368,576

Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 34,746 shares at December 31, 2013 and 35,024 shares at March 31, 2014	35	36
Additional paid-in capital	270,519	279,061
Accumulated deficit	(42,422)	(35,978)

Total stockholders’ equity	228,132	243,119

Total liabilities and stockholders’ equity	$599,655	$611,695

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenues:
Healthcare	$35,727	$39,984
Commuter	14,707	16,043
Other	5,681	6,593

Total revenue	56,115	62,620

Operating expenses:
Cost of revenues (excluding amortization of internal use software)	20,613	22,797
Technology and development	5,817	5,199
Sales and marketing	8,515	9,367
General and administrative	9,209	9,932
Amortization and change in contingent consideration	4,462	4,420

Total operating expenses	48,616	51,715

Income from operations	7,499	10,905
Other income (expense):
Interest income	7	1
Interest expense	(378)	(257)
Other income	19	13

Income before income taxes	7,147	10,662
Income tax provision	(2,511)	(4,218)

Net income	$4,636	$6,444

Basic net income per share	$0.14	$0.19
Diluted net income per share	$0.14	$0.18
Shares used in basic net income per share calculations	32,226	34,831
Shares used in diluted net income per share calculations	33,841	36,303

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$4,636	$6,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	909	777
Amortization and change in contingent consideration	4,462	4,420
Stock-based compensation	1,073	2,038
Loss on disposal of fixed assets	71	—
Provision for doubtful accounts	35	94
Deferred taxes	2,407	3,284
Excess tax benefit from the exercise of stock options	(2,511)	(4,213)
Changes in operating assets and liabilities:
Accounts receivable	(9,819)	(18,492)
Prepaid expenses and other current assets	(2,600)	258
Other assets	104	(2,376)
Accounts payable and accrued expenses	(3,941)	(8,734)
Customer obligations	9,952	6,282
Other liabilities	530	(577)

Net cash provided by (used in) operating activities	5,308	(10,795)

Cash flows from investing activities:
Purchases of property and equipment	(3,611)	(3,233)
Cash paid for acquisition of client contracts	(945)	—
Change in restricted cash	3,249	—

Net cash used in investing activities	(1,307)	(3,233)

Cash flows from financing activities:
Proceeds from follow-on offering net of underwriters commissions and discounts	11,550	—
Proceeds from exercise of common stock options	5,588	2,495
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	480	702
Excess tax benefit from the exercise of stock options	2,511	4,213

Net cash provided by financing activities	20,129	7,410

Net increase (decrease) in cash and cash equivalents	24,130	(6,618)
Cash and cash equivalents at beginning of period	305,052	359,958

Cash and cash equivalents at end of period	$329,182	$353,340

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$873	$444
Taxes	54	25

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)     Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., or the Company, is a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers. The Company is solely dedicated to administering CDBs, including pre-tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States.

The Company delivers its CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones and other mobile devices such as tablet computers. The Company’s on-demand delivery model eliminates the need for its employer clients to install and maintain hardware and software in order to support CDB programs and enables the Company to rapidly implement product enhancements across the Company’s entire user base.

The Company’s CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare, dependent care and commuter expenses. Employers financially benefit from the Company’s programs through reduced payroll taxes, even after factoring in the Company’s fees. Under the Company’s FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs. Under our HRA programs, employer clients provide their employee participants with a specified amount of available reimbursement funds to help their employee participants defray out-of-pocket medical expenses such as deductibles, co-insurance and co-payments. All amounts paid by the employer into HRAs are deductible by the employer as an ordinary business expense and are tax-free to the employee.

The Company operates as a single reportable segment on an entity level basis. The Company generates revenue from the administration of healthcare, commuter and other employer sponsored tax-advantaged benefit services. The entity level is the aggregation of these three revenue streams.

Unaudited Interim Financial Statements

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2014.

These unaudited interim consolidated financial statements should be read in conjunction with the December 31, 2013 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2013 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions of businesses are accounted for as business combinations, and accordingly, the results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The contingent considerations payable related to the acquisitions of Benefit Concepts, Inc. (BCI) and Crosby Benefit Systems, Inc. (CBS), were recorded at fair value on the acquisition date and is adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, it is categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2014, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at March 31, 2014 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent Consideration BCI	Contingent Consideration CBS
Balances at December 31, 2013	5,801	2,266
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	94	37
Reduction in BCI contingent consideration due to post-purchase adjustment	(98)	—

Balances at March 31, 2014	$5,797	$2,303

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

The Company recorded $0.1 million in charges related to the change in fair value of the contingent considerations for BCI and CBS, during the three months ended March 31, 2014, as a result of accretion charges due to the passage of time. During the three months ended March 31, 2013, the Company recorded $0.4 million in charges for Choice Strategies and BCI related to changes in fair value of the contingent considerations as a result of accretion charges due to the passage of time.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Input
	(in thousands, unaudited)
Contingent consideration - BCI	$5,797	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$2,303	Discounted cash flow	Annualized revenue and probability of achievement

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2014
Numerator (basic and diluted):
Net income	$4,636	$6,444
Denominator (basic):
Weighted average common shares outstanding	32,226	34,831

Denominator (diluted):
Weighted average common shares outstanding	32,226	34,831
Dilutive stock options	1,615	1,472

Net weighted average common shares outstanding	33,841	36,303

Net income per share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.18

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended March 31,
	2013	2014
Stock options outstanding	19	47

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

The purchase price also includes a contingent consideration element that requires the Company to pay the former owners of CBS additional amounts in 2014 and 2015 based upon revenue growth rates of CBS for 2014 and 2015, respectively. The fair value of the contingent element is $2.3 million as of March 31, 2014. The fair value was determined from forecasts developed by management based upon existing business and relationships and projected growth rates. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Ceridian Channel Partner Arrangement

In July 2013, the Company entered into a channel partner arrangement with Ceridian Corporation, or Ceridian, a global product and services company, pursuant to which the Ceridian’s CDB account administration business will be substantially transitioned to the Company between October 2013 and January 2015. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price. The $15.0 million payment was recorded in other assets in the Company’s consolidated balance sheet. As the employer clients transition to the Company, amounts from the other asset category will be reclassified as an intangible asset and amortization will commence. Through the quarter ended March 31, 2014, the Company has reclassified $0.9 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

(4)     Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill from the year ended December 31, 2013 to the period ended March 31, 2014.

Acquired intangible assets at December 31, 2013 and March 31, 2014 were comprised of the following (dollars in thousands):

	December 31, 2013			March 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$62,689	$25,313	$37,376	$63,278	$26,793	$36,485
Trade names	2,240	1,120	1,120	2,240	1,203	1,037
Technology	9,946	6,850	3,096	9,946	7,405	2,541
Noncompete agreements	2,012	1,745	267	2,012	1,756	256
Favorable lease	1,137	210	927	1,137	236	901

Total	$78,024	$35,238	$42,786	$78,613	$37,393	$41,220

Amortization expense for acquired intangible assets totaled $2.2 million for both the three months ended March 31, 2013 and 2014.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2014	$6,453
2015	7,118
2016	6,041
2017	5,715
2018	5,407
Thereafter	10,486

Total	$41,220

(5)     Accounts Receivable

Accounts receivable at December 31, 2013 and March 31, 2014 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2013	2014
Trade receivables	$18,398	$19,260
Unpaid amounts for benefit services	14,932	32,662

	33,330	51,922
Less allowance for doubtful accounts	(467)	(661)

Accounts receivable, net	$32,863	$51,261

(6)     Property and Equipment

Property and equipment at December 31, 2013 and March 31, 2014 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2013	2014
Computers and equipment	$9,960	$9,814
Software and development costs	64,241	67,002
Furniture and fixtures	2,815	2,996
Leasehold improvements	5,840	5,680

	$82,856	$85,492
Less accumulated depreciation and amortization	(56,324)	(58,637)

Property and equipment, net	$26,532	$26,855

In the three months ended March 31, 2014, the Company capitalized software development costs of $3.6 million. In the three months ended March 31, 2013 and 2014, the Company amortized $1.9 million and $2.1 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At March 31, 2014, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $21.5 million.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended March 31, 2013 and 2014 was $2.8 million and $2.9 million, respectively.

(7)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and March 31, 2014 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2013	2014
Accounts payable	$1,859	$1,557
Payable to benefit providers and transit agencies	23,017	18,605
Accrued payables	6,305	6,578
Accrued compensation and related benefits	13,379	9,423
Other accrued expenses	1,616	1,524
Deferred revenue	3,243	4,001

Accounts payable and accrued expenses	$49,419	$41,688

(8)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

The following table summarizes the weighted-average fair value of stock options granted during the period:

	Three Months Ended March 31,
	2013	2014
Stock options granted (in thousands)	452	210
Weighted average fair value at date of grant	$11.69	$27.00

Stock option activity for the three months ended March 31, 2014 is as follows (shares in thousands):

	Shares	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
Outstanding at December 31, 2013	2,989	$11.80	6.55	$142,377
Granted	210	57.11
Exercised	(236)	10.56
Forfeited	(17)	24.04

Outstanding as of March 31, 2014	2,946	$15.06	6.67	$121,107

Vested and expected to vest at March 31, 2014	2,880	$14.73	6.62	$119,371
Exercisable at March 31, 2014	2,060	$9.26	5.75	$96,515

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2014, there was $11.0 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.84 years as of March 31, 2014.

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three months ended March 31, 2013 and 2014 were as follows:

	Three Months Ended March 31,
	2013	2014
Expected volatility	51.62%	47.37%
Risk-free interest rate	1.08%	1.91%
Expected term (in years)	6.06	6.07
Dividend yield	—%	—%

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

In the first quarter of 2014, the Company granted a total of 106,500 performance-based restricted stock units to certain executive officers and employees. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates, and other financial metrics, during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted.

Stock-based compensation expense related to restricted stock units was $0.2 million and $0.8 million for the three months ended March 31, 2013 and 2014, respectively. As of March 31, 2014, there was $13.4 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.44 years as of March 31, 2014.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested at December 31, 2013	384	$24.48
Granted	107	57.10
Vested	(39)
Forfeitures	—	—

Non-vested at March 31, 2014	452	$32.24

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenue	$112	$232
Technology and development	150	208
Sales and marketing	185	329
General and administrative	626	1,269

Total	$1,073	$2,038

(9)     Income Taxes

The income tax provision for the three months ended March 31, 2013 and 2014 was $2.5 million and $4.2 million, respectively. The change is primarily due to the increase in income before income taxes for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there is no income tax examination going on in the jurisdictions where the Company operates.

As of March 31, 2014, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(12)     Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of March 31, 2014
Remainder of 2014	$3,829
2015	3,492
2016	1,724
2017	1,492
2018	1,484
Thereafter	6,535

Total future minimum lease payments	$18,556

Rent expense in the three months ended March 31, 2013 and 2014 was $1.4 million and $0.9 million, respectively.

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

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as and commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States.

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

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to us. The timing of the transition of revenue to us is dependent upon the employer clients executing new agreements with us and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized as an intangible asset and amortized over its expected life, as employer clients transition. Through the quarter ended March 31, 2014, the Company has reclassified $0.9 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

Key Components of Our Results of Operations

Revenue

We generate revenue from three major sources: healthcare solutions, commuter solutions and other services.

Healthcare Revenue

We derive our healthcare revenue from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ healthcare FSA, dependent care FSA, HRA and HSA tax-advantaged accounts. Our fee is generally fixed for the duration of the written agreement with our employer client, which is typically three years for our enterprise clients and one to three years for our small-and medium-sized business, or SMB, clients. These fees are paid to us on a monthly basis by our employer clients, and the related services are made available to employee participants pursuant to written agreements between us and each employer client. Almost all of the healthcare benefit plans we service on behalf of our enterprise employer clients are subject to contractual minimum monthly billing amounts. Generally, such minimum billing amounts are subject to upward revision on a monthly basis as our employer clients hire new employees who elect to participate in our programs, but generally are not subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year. For SMB employer clients, the monthly fee remains constant for the plan year unless there is a 10% or greater increase in the number of employee participants in which case it is subject to upward revision. Revenue is recognized monthly as services are rendered under our written service agreements.

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

Other Revenue

We derive other revenue primarily from our Consolidated Omnibus Budget Reconciliation Act, or COBRA, administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs. Our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies. Other services also include enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. Other services revenue is recognized as services are rendered under our written service agreements.

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

Other Income (Expense)

Other income (expense) primarily consists of (i) interest income; (ii) interest expense; and (iii) gain (loss) on other investments.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of March 31, 2014, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

At December 31, 2013, we had federal and state operating loss carryforwards of approximately $54.6 million and $96.4 million, respectively, available to offset future regular and alternative minimum taxable income. Our federal net operating loss carryforwards expire in the years 2024 through 2033, if not utilized. The state net operating loss carryforwards expire in the years 2017 through 2033. The federal and state net operating loss carryforwards include excess tax deductions related to stock options in the amount of $22.6 million and $16.2 million, respectively. When utilized, the related excess tax benefit will be booked to additional paid-in capital.

The tax law extension enacted with the American Tax Payer Relief Act of 2012 for federal research and development credits expired on December 31, 2013. We have federal and California research and development credit carryforwards of approximately $4.3 million and $2.0 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2033, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

Our ability to utilize the net operating losses and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or IRC, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of the net operating loss or research and development credits during the carryover periods.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, our provision for income taxes could be materially affected.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2014

Revenue

	Three Months Ended March 31,		Change from prior year
	2013	2014
	(in thousands, unaudited)
Revenue:
Healthcare	$35,727	$39,984	12%
Commuter	14,707	16,043	9%
Other	5,681	6,593	16%

Total revenue	$56,115	$62,620	12%

Healthcare Revenue

The $4.3 million increase in healthcare revenue for the first quarter of 2014 as compared to the first quarter of 2013 was primarily driven by a $3.8 million increase in FSA and HRA revenue. The FSA and HRA revenue increase was primarily driven by an increase in employee participation in our programs of $1.9 million, interchange fee revenue increase of $0.8 million due to increased debit card usage as well as an increase in the number of debit cards issued, and post-purchase revenues for CBS of $0.8 million, which was acquired in May 2013. FSA revenue also increased by $0.3 million in Premium Only Plan kits, or POP revenue, during the first quarter of 2014 compared to the first quarter of 2013. Healthcare revenue was further increased by a $0.4 million increase in HSA revenue, due to growth in employee participation in this program.

Commuter Revenue

The $1.3 million increase in commuter revenue for the first quarter of 2014 as compared to the first quarter of 2013 was driven by a $0.7 million increase in our commuter benefit programs, for reasons including growth in the number of employee participants in these programs, and $0.5 in interchange revenue as a result of increased debit card usage as well as an increase in the number of debit cards issued. Commuter revenue was further driven by a $0.2 million increase in post-purchase revenue for CBS.

Other Revenue

The $0.9 million increase in other revenue for the first quarter of 2014 as compared to the first quarter of 2013 was primarily driven by the inclusion of $0.7 million in post-purchase COBRA revenues for CBS.

Cost of Revenues

	Three Months Ended March 31,		Change from prior year
	2013	2014
	(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$20,613	$22,797	11%
Percent of revenue	37%	36%

The $2.2 million increase in cost of revenues for the first quarter of 2014 as compared to the first quarter of 2013 was primarily driven by increases in outsourced services costs of $1.0 million and printing and postage costs of $0.5 million, due to processing and supporting an increased number of employee participants. The increase in cost of revenues was further driven by $0.9 million in post-purchase expenses from the CBS portfolio purchase.

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

Technology and Development

	Three Months Ended March 31,		Change from prior year
	2013	2014
	(in thousands, unaudited)
Technology and development	$5,817	$5,199	-11%
Percent of revenue	10%	8%

The $0.6 million decrease in technology and development expenses for the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a reduction in salaries and personnel-related costs of $0.4 million due to a reduction in headcount and a decrease of $0.2 million in temporary help and consulting services as synergies are realized and we consolidate operations.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development, we expect our technology and development expenses to increase in dollar amount in future periods. The timing of development and enhancement projects, including whether they are in phases where costs are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Three Months Ended March 31,		Change from prior year
	2013	2014
	(in thousands, unaudited)
Sales and marketing	$8,515	$9,367	10%
Percent of revenue	15%	15%

The $0.9 million increase in sales and marketing expense for the first quarter of 2014 as compared to the first quarter of 2013 was primarily driven by salaries and personnel-related costs of $0.4 million due to an increase in headcount from the CBS portfolio purchases, as well as increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.2 million from an increased number of stock option grants being expensed and an increase in outsourcing services costs of $0.1 million, related to the ongoing implementation of various new sales and marketing programs.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,		Change from prior year
	2013	2014
	(in thousands, unaudited)
General and administrative	$9,209	$9,932	8%
Percent of revenue	16%	16%

The $0.7 million increase in general and administrative expenses for the first quarter of 2014 as compared to the first quarter of 2013 was primarily driven by an increase of $0.6 million in stock-based compensation expense, primarily due to additional expense from new grants of restricted stock units and stock options and salaries and personnel-related costs of $0.4 million due to an increase in benefits and salaries. General and administrative expenses were further driven by a $0.3 million increase in professional fees, as a result of increased audit fees incurred for the year end 2013 audit and expenses related to being Sarbanes-Oxley Act compliant. These increases were partially offset by a reduction in rent expense of $0.6 million as a result of the closure of several locations during fiscal year 2013 as we consolidated operations.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Income Taxes

	Three Months Ended March 31,
	2013	2014
	(in thousands, unaudited)
Income taxes provision	$(2,511)	$(4,218)

Our provision for income taxes increased from $2.5 million for the first quarter of 2013 to $4.2 million for the first quarter of 2014 due primarily to an increase in income before income taxes for the three months ended March 31, 2014 and the tax provision for the three months ended March 31, 2013 including a discrete item for $0.3 million related to Federal Research and Development tax credits that were retroactively restored by Congress in 2013.

Liquidity and Capital Resources

At March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $353.3 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2013 and March 31, 2014:

	December 31,	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Cash and cash equivalents, end of period	$359,958	$353,340

The following table presents information regarding our cash flows for the three months ended March 31, 2013 and 2014:

	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$5,308	$(10,795)
Net cash used in investing activities	(1,307)	(3,233)
Net cash provided by financing activities	20,129	7,410

Net increase (decrease) in cash and cash equivalents	$24,130	$(6,618)

Cash Flows from Operating Activities

	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$5,308	$(10,795)

Net cash from operating activities decreased by $16.1 million during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, primarily due to an increase in the accounts receivable balance as a result of increases in unpaid claim activity due from employer clients and the timing of billing and collection of those unpaid claims. The decrease in cash from operating activities was further decreased by a decrease in the accounts payable and accrued expenses balances when compared to a year ago as a result of increases in transit payable and the timing of when those payables are due.

Cash Flows from Investing Activities

	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Net cash used in investing activities	$(1,307)	$(3,233)

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Net cash used in investing activities increased $1.9 million during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, primarily due to standby letters of credit requiring cash collateral being canceled during the three months ended March 31, 2013 and no longer required us to collateralize the letters of credit which had a positive cash inflow a year ago.

Cash Flows from Financing Activities

	March 31,
	2013	2014
	(in thousands)
	(unaudited)
Net cash provided by financing activities	$20,129	$7,410

Net cash provided by financing activities decreased $12.7 million during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, primarily due to cash received from our follow-on offering during the first three months of 2013 of $11.6 million while we did not have a follow-on offering during the first three months of 2014. Cash provided by financing activities further decreased as a result of lower proceeds received from the exercise of common stock options.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2014 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$29,600	$—	$29,600	$—	$—
Interest on long-term debt obligations (2)	1,472	631	841	—	—
Operating lease obligations (3)	18,556	4,891	6,014	3,069	4,582
Acquisition payments (4)	8,902	4,492	4,410	—	—

Total	$58,530	$10,014	$40,865	$3,069	$4,582

(1)	Credit facility: $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. At March 31, 2014, we had $29.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.
(2)	Estimated interest payments assume the current interest rate of 2.8% per annum on a $29.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of March 31, 2014, we had cash and cash equivalents of $353.3 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2014, we had outstanding principal of $29.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Subject to the limitations noted above, based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures and have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business is dependent upon the availability of tax-advantaged consumer-directed benefits to employers and employees and any diminution in, elimination of, or change in the availability of these benefits would materially adversely affect our results of operations, financial condition, business and prospects.

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

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed seven portfolio purchases and one acquisition. Our most recent portfolio purchases of Benefit Concepts, Inc., or BCI, and Crosby Benefit Systems, Inc., or CBS, were completed in December 2012 and May 2013, respectively. Our successful integration of these portfolio purchases and acquisition into our operations on a cost-effective basis is critical to our future financial performance. While we believe that there are numerous potential portfolio purchases that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and our most recent acquisition may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisition, including:

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

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one to three years for our SMB clients. We also derive revenue from our channel partner agreements with American Family Life Assurance Company, or Aflac, and Ceridian. We anticipate in the future establishing new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period.

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

In addition, there is no guarantee that the market for our services will grow as we expect. For example, the value of our services is directly related to the complexity of administering CDB programs and government action that significantly reduces or simplifies these requirements could reduce demand or pricing for our services. Further, employees may not participate in CDB programs because they have insufficient funds to set aside into such programs, find the rules regarding use of such programs too complex, or otherwise. If the market for our services declines or develops more slowly than we expect, or the number of employer clients that select us to provide CDB programs to their employee participants declines or fails to increase as we expect, our results of operations, financial condition, business and prospects could be materially adversely affected.

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

We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts and sell into the private exchanges, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various channel brokers, including insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional third party administrators, to sell and market our programs to SMB employers. If we are unable to develop and expand our direct sales team, these indirect sales channels, or become a partner to more private exchanges, our ability to attract new employer clients, become a private exchange partner and cross-sell our programs may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of March 31, 2014, we had 35,023,777 shares of our common stock outstanding. In addition, as of March 31, 2014, there were outstanding options to purchase 2,945,048 shares of our common stock and 451,375 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: May 8, 2014	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.