Form 10-Q
period 2014-06-30
WAGEWORKS, INC.
filed 2014-08-04
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________

FORM 10-Q

__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________   to ____________

Commission File Number: 001-35232

__________________________________________________________

WAGEWORKS, INC.

(Exact name of Registrant as specified in its charter)

__________________________________________________________

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

San Mateo, California
1100 Park Place, 4th Floor San Mateo, California (Address of principal executive offices	94403 (Zip Code)

(650) 577-5200

(Registrant’s telephone number, including area code)

__________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐



Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.



Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28,  2014, there were 35,191,857 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	June 30, 2014
	Derived from
	Audited Financial
	Statements	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$359,958	$370,894
Restricted cash	331	332
Accounts receivable, net	32,863	38,899
Deferred tax assets - current	1,985	2,027
Prepaid expenses and other current assets	10,135	10,971
Total current assets	405,272	423,123
Property and equipment, net	26,532	27,691
Goodwill	97,636	97,591
Acquired intangible assets, net	42,786	43,764
Deferred tax assets	10,666	10,624
Other assets	16,763	13,672
Total assets	$599,655	$616,465
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$49,419	$43,205
Customer obligations	281,153	280,186
Short-term contingent payment	4,265	3,111
Other current liabilities	1,592	577
Total current liabilities	336,429	327,079
Long-term debt	29,448	29,486
Long-term contingent payment, net of current portion	3,802	1,806
Deferred tax liability	—	837
Other non-current liability	1,844	1,153
Total liabilities	371,523	360,361
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 34,746 shares at December 31, 2013 and 35,185 shares at June 30, 2014	35	36
Additional paid-in capital	270,519	287,459
Accumulated deficit	(42,422)	(31,391)
Total stockholders’ equity	228,132	256,104
Total liabilities and stockholders’ equity	$599,655	$616,465

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues:
Healthcare	$33,871	$37,592	$69,598	$77,576
Commuter	14,722	15,050	29,429	31,093
Other	5,968	6,115	11,649	12,708
Total revenue	54,561	58,757	110,676	121,377
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	19,932	21,157	40,545	43,954
Technology and development	5,750	5,298	11,567	10,497
Sales and marketing	8,409	9,332	16,924	18,699
General and administrative	9,008	10,539	18,217	20,471
Amortization and change in contingent consideration	4,725	4,549	9,187	8,969
Total operating expenses	47,824	50,875	96,440	102,590
Income from operations	6,737	7,882	14,236	18,787
Other income (expense):
Interest income	6	1	13	2
Interest expense	(369)	(254)	(747)	(511)
Other income	14	11	33	24
Income before income taxes	6,388	7,640	13,535	18,302
Income tax provision	(2,396)	(3,053)	(4,907)	(7,271)
Net income	$3,992	$4,587	$8,628	$11,031
Basic net income per share	$0.12	$0.13	$0.26	$0.32
Diluted net income per share	$0.11	$0.13	$0.25	$0.30
Shares used in basic net income per share calculations	33,473	35,117	32,853	34,975
Shares used in diluted net income per share calculations	35,047	36,340	34,448	36,323

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$8,628	$11,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,831	1,621
Amortization and change in contingent consideration	9,187	8,969
Stock-based compensation	3,558	6,278
Loss on disposal of fixed assets	82	14
Provision for doubtful accounts	(15)	(342)
Deferred taxes	4,372	6,288
Excess tax benefit from the exercise of stock options	(4,908)	(6,428)
Changes in operating assets and liabilities:
Accounts receivable	(8,868)	(5,767)
Prepaid expenses and other current assets	(2,185)	(723)
Other assets	215	(2,318)
Accounts payable and accrued expenses	1,594	(7,292)
Customer obligations	18,212	(967)
Other liabilities	(2,045)	(640)
Net cash provided by operating activities	29,658	9,724
Cash flows from investing activities:
Purchases of property and equipment	(7,421)	(7,067)
Cash consideration for business acquisitions, net of cash acquired	(751)	—
Cash paid for acquisition of client contracts	(1,219)	—
Change in restricted cash	3,248	(1)
Net cash used in investing activities	(6,143)	(7,068)
Cash flows from financing activities:
Proceeds from follow-on offering net of underwriters commissions and discounts	11,550	—
Proceeds from exercise of common stock options	8,825	3,797
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	1,132	1,363
Payment of contingent consideration	—	(3,308)
Excess tax benefit from the exercise of stock options	4,908	6,428
Net cash provided by financing activities	26,415	8,280
Net increase in cash and cash equivalents	49,930	10,936
Cash and cash equivalents at beginning of period	305,052	359,958
Cash and cash equivalents at end of period	$354,982	$370,894
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$911	$444
Taxes	486	82

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

Unaudited Interim Financial Statements

In the opinion of the Company’s management, the unaudited interim consolidated financial statements and condensed notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2014.

These unaudited interim consolidated financial statements and condensed notes should be read in conjunction with the December 31, 2013 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2013 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements.

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

The contingent consideration payables related to the acquisitions of Benefit Concepts, Inc. (BCI) and Crosby Benefit Systems, Inc. (CBS), are recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, it is categorized as Level 3.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2014, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with MUFG Union Bank, N.A.(formerly Union Bank, N.A.) The estimated fair value of such instruments at June 30, 2014 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2013	5,801	2,266
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	121	37
Payment of contingent consideration	(3,308)	—
Balances at June 30, 2014	$2,614	$2,303

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

The Company recorded an immaterial charge related to the change in fair value of the contingent considerations for BCI and CBS, during the three months ended June 30, 2014, as a result of accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels. During the six months ended June 30, 2014, the Company recorded $0.1 million in charges for BCI and CBS related to changes in fair value of the contingent considerations as a result of accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels. During the three months ended June 30, 2013, the Company recorded a total of $0.8 million in charges for Choice Strategies (CS), BCI and CBS related to changes in fair value of the contingent considerations, primarily driven by increases in revenue levels achieved and forecasted to be achieved in 2013 for CS. The charges incurred in the three months ended June 30, 2013, are partially offset by a $0.3 million credit related to Fringe Benefits Management (FBM). During the six months ended June 30, 2013, the Company recorded a total of $1.1 million in charges for CS, BCI and CBS related to changes in fair value of the contingent considerations, primarily driven by the CS revenue levels achieved as discussed above and as a result of the passage of time. These charges were also partially offset by the $0.3 million credit related to FBM.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

			Significant
	Fair Value at	Valuation	Unobservable
	June 30, 2014	Technique	Input
	(in thousands, unaudited)
Contingent consideration - BCI	$2,614	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$2,303	Discounted cash flow	Annualized revenue and probability of achievement

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods and interim reporting periods within that reporting period beginning after December 15, 2016. Early adoption is not permitted. The amendment permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator (basic and diluted):
Net income	$3,992	$4,587	$8,628	$11,031
Denominator (basic):
Weighted average common shares outstanding	33,473	35,117	32,853	34,975
Denominator (diluted):
Weighted average common shares outstanding	33,473	35,117	32,853	34,975
Dilutive stock options	1,574	1,223	1,595	1,348
Diluted weighted average common shares outstanding	35,047	36,340	34,448	36,323
Net income per share:
Basic	$0.12	$0.13	$0.26	$0.32
Diluted	$0.11	$0.13	$0.25	$0.30

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Stock options outstanding	63	50	41	49

(3)     Acquisitions and Channel Partner Arrangement

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

The purchase price also includes a contingent consideration element that requires the Company to pay the former owners of CBS additional amounts in 2014 and 2015 based upon revenue growth rates of CBS for 2014 and 2015, respectively. The fair value of the contingent element is $2.3 million as of June 30, 2014. The fair value was determined from forecasts developed by management

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

based upon existing business and relationships and projected growth rates. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

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

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price.  The $15.0 million payment was recorded in other assets in the Company’s consolidated balance sheet. As the employer clients transition to the Company, amounts from the other asset category will be reclassified as an intangible asset and amortization will commence. Through the quarter ended June 30, 2014, the Company has reclassified $5.8 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

(4)     Intangible Assets

Acquired intangible assets at December 31, 2013 and June 30, 2014 were comprised of the following (dollars in thousands):

	December 31, 2013			June 30, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$62,689	$25,313	$37,376	$68,098	$28,398	$39,700
Trade names	2,240	1,120	1,120	2,240	1,287	953
Technology	9,946	6,850	3,096	9,946	7,958	1,988
Noncompete agreements	2,012	1,745	267	2,012	1,765	247
Favorable lease	1,137	210	927	1,137	261	876
Total	$78,024	$35,238	$42,786	$83,433	$39,669	$43,764

Amortization expense for acquired intangible assets totaled $2.3 million and $2.2 million for the three months ended June 30, 2013 and 2014, respectively. Amortization expense for acquired intangible assets totaled $4.6 million and $4.3 million for the six months ended June 30, 2013 and 2014, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2014	$4,638
2015	7,807
2016	6,730
2017	6,404
2018	6,096
Thereafter	12,089
Total	$43,764

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(5)     Accounts Receivable

Accounts receivable at December 31, 2013 and June 30, 2014 were comprised of the following (dollars in thousands):

	December 31,	June 30,
	2013	2014
Trade receivables	$18,398	$18,793
Unpaid amounts for benefit services	14,932	20,919
	33,330	39,712
Less allowance for doubtful accounts	(467)	(813)
Accounts receivable, net	$32,863	$38,899

(6)     Property and Equipment

Property and equipment at December 31, 2013 and June 30, 2014 were comprised of the following (dollars in thousands):

	December 31,	June 30,
	2013	2014
Computers and equipment	$9,960	$8,693
Software development costs	64,241	69,907
Furniture and fixtures	2,815	2,995
Leasehold improvements	5,840	5,681
	$82,856	$87,276
Less accumulated depreciation and amortization	(56,324)	(59,585)
Property and equipment, net	$26,532	$27,691

In the six months ended June 30, 2014, the Company capitalized software development costs of $6.7 million. In the three months ended June 30, 2013 and 2014, the Company amortized $2.0 million and $2.2 million of capitalized software development costs, respectively. In the six months ended June 30, 2013 and 2014, the Company amortized $3.8 million and $4.3 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At June 30, 2014, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $22.0 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended June 30, 2013 and 2014 was $2.9 million and $3.0 million, respectively,  and $5.6 million and $6.0 million in the six months ended June 30, 2013 and 2014, respectively.

(7)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and June 30, 2014 were comprised of the following (dollars in thousands):

	December 31,	June 30,
	2013	2014
Accounts payable	$1,859	$931
Payable to benefit providers and transit agencies	23,017	19,402
Accrued payables	6,305	5,763
Accrued compensation and related benefits	13,379	11,724
Other accrued expenses	1,616	1,714
Deferred revenue	3,243	3,671
Accounts payable and accrued expenses	$49,419	$43,205

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(8)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

The following table summarizes the weighted-average fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Stock options granted (in thousands)	78	723	530	933
Weighted average fair value at date of grant	$11.70	$17.72	$11.69	$19.81

Stock option activity for the six months ended June 30, 2014 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2013	2,989	$11.80	6.55	$142,377
Granted	933	42.11
Exercised	(376)	10.09
Forfeited	(41)	29.68
Outstanding as of June 30, 2014	3,505	$19.84	7.17	$101,376
Vested and expected to vest at June 30, 2014	3,389	$19.34	7.09	$99,639
Exercisable at June 30, 2014	2,006	$9.48	5.62	$77,679

As of June 30, 2014, there was $21.1 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 3.28 years as of June 30, 2014.

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three and six months ended June 30, 2013 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Expected volatility	51.51%	47.00%	51.60%	47.08%
Risk-free interest rate	0.80%	1.86%	1.04%	1.87%
Expected term (in years)	5.34	6.08	5.95	6.07
Dividend yield	—%	—%	—%	—%

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units to certain employees, officers, and directors under the 2010 Equity Incentive Plan. Restricted stock units vest upon performance-based, market-based or service-based criteria.

Performance-based restricted stock units vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance criteria.

Market-based performance restricted stock units are granted such that they vest upon the achievement of certain per share price targets of the Company’s common stock during a specified performance period. The fair market values of market-based performance restricted stock units are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated including the future daily stock price of the Company’s common stock over the specified performance period, our stock price volatility and risk-free interest rate. The amount of compensation expense is equal to the per share fair value calculated under the Monte Carlo simulation multiplied by the number of market-based performance restricted stock units granted, recognized over the specified performance period.

Generally, service-based restricted stock units vest over four years with 25% vesting after one year and the balance vesting monthly over the remaining period. Compensation expense is recognized over the requisite service period.

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

In the second quarter of 2014, the Company granted a total of 199,000 market-based performance restricted stock units to certain executive officers. The number of shares to be vested is subject to change based on certain market conditions.

Stock-based compensation expense related to restricted stock units was $2.7 million and $3.5 million for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense related to restricted stock units was $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $23.8 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.32 years as of June 30, 2014.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2013	384	$24.48
Granted	330	51.05
Vested	(40)	23.97
Forfeitures	(6)	23.76
Unvested at June 30, 2014	668	$37.66

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of revenue	$285	$594	$398	$826
Technology and development	192	287	342	495

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Sales and marketing	301	570	486	899
General and administrative	1,707	2,789	2,332	4,058
Total	$2,485	$4,240	$3,558	$6,278

(9)     Income Taxes

The income tax provision for the three months ended June 30, 2013 and 2014 was $2.4 million and $3.1 million, respectively, and the income tax provision for the six months ended June 30, 2013 and 2014 was $4.9 million and $7.3 million, respectively.  The change is primarily due to the increase in income before income taxes for the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there are no income tax examinations going on in the jurisdictions where the Company operates.

As of June 30, 2014, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(10)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of
June 30, 2014
Remainder of 2014	$2,648
2015	6,523
2016	4,809
2017	4,665
2018	4,758
Thereafter	17,046
Total future minimum lease payments	$40,449

Rent expense in the three months ended June 30, 2013 and 2014 was $1.1 million and $1.0 million, respectively, and $2.6 million and $1.9 million for the six months ended June 30, 2013 and 2014, respectively.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(11)    Subsequent Events

 Amendment to Credit Agreement

On July 21, 2014, the Company, entered into a First Amendment to the Credit Agreement with MUFG Union Bank, N.A. (formerly Union Bank, N.A.), which amends that certain Credit Agreement dated as of December 31, 2012. The First Amendment provides for, among other things, an increase in the revolving credit facility to $125.0 million from $75.0 million and extends the maturity date of the revolving credit facility to July 21, 2017.

 Acquisition of CONEXIS

On August 1, 2014, the Company acquired the assets of CONEXIS Benefits Administrators, L.P. (CONEXIS), a  subsidiary of The Word & Brown Companies (seller), for $118.0 million in cash, subject to customary working capital adjustments. CONEXIS is a leader in employee benefits administration and serves approximately 16,000 organizations of all sizes. The Company has not completed its initial accounting for this business combination as the valuation of the assets, including intangibles and goodwill acquired, as well as the liabilities assumed, have not been finalized.

The acquisition was made as part of the Company’s acquisition growth strategy and will expand the Company’s Consumer-Directed Benefits business.

As part of the transaction the Company will retain $10.0 million in cash to satisfy unidentified claims arising post acquisition. If no claims arise within 12 months, the full $10.0 million will be released to seller. The goodwill acquired is expected to be deductible for tax purposes.

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

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to us. The timing of the transition of revenue to us is dependent upon the employer clients executing new agreements with us and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized as an intangible asset and amortized over its expected life, as employer clients transition. Through the quarter ended June 30, 2014, the Company has reclassified $5.8 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

CONEXIS Acquisition

In August 2014, we acquired the assets of CONEXIS Benefits Administrators, L.P., a subsidiary of The Word & Brown Companies, for $118.0 million. We expect to incur incremental operating costs, primarily related to salaries and personnel-related costs, in the remainder of fiscal year 2014 related to CONEXIS. The impact from this acquisition on our results of operations is expected to be accretive for fiscal year 2014.

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

Cost of revenues does not include amortization of internal use software or change in contingent consideration, which are included in amortization and change in contingent consideration, or the cost of operating on-demand technology infrastructure, which is included in technology and development expenses.

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

We measure acquired contingent consideration payable each reporting period at fair value and recognize changes in fair value in our consolidated statements of income each period, until the final amount payable is determined. Increases or decreases in the fair value of the contingent consideration payable can result from changes in revenue forecasts, discount rates and risk and probability assumptions. Significant judgment is employed in determining the appropriateness of these assumptions in each period.

Other Income (Expense)

Other income (expense) primarily consists of (i) interest income; (ii) interest expense; and (iii) gain (loss) on other investments.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of June 30, 2014, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2014

Revenue

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2013	2014	prior year	2013	2014	prior year

Revenue:	(in thousands, unaudited)			(in thousands, unaudited)
Healthcare	$33,871	$37,592	11%	$69,598	$77,576	11%
Commuter	14,722	15,050	2%	29,429	31,093	6%
Other	5,968	6,115	2%	11,649	12,708	9%
Total revenue	$54,561	$58,757	8%	$110,676	$121,377	10%

Healthcare Revenue

The $3.7 million increase in healthcare revenue for the second quarter of 2014 as compared to the second quarter of 2013 was primarily driven by a $3.2 million increase in FSA and HRA revenue. The FSA and HRA revenue increase was primarily driven by growth in new employee participation in our programs of $1.8 million, an interchange fee revenue increase of $0.9 million due to increased debit card usage as well as an increase in the number of debit cards issued, and $0.3 million in Premium Only Plan kits, or POP revenue, during the second quarter of 2014 compared to the second quarter of 2013. Healthcare revenue was further increased by a $0.6 million increase in HSA revenue, due to growth in employee participation in this program.

The $8.0 million increase in healthcare revenue for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by a $7.0 million increase in FSA and HRA revenue.  The FSA and HRA revenue increase was primarily driven by growth in new employee participation in our programs of $3.9 million, interchange fee revenue increase of $1.5 million due to increased debit card usage as well as an increase in the number of debit cards issued, and $1.0 in post-purchase revenues for CBS, which was acquired in May 2013. FSA and HRA also increased by $0.6 million in POP revenue, during the first six months of 2014 compared to the first six months of 2013. The growth in healthcare revenue was further driven by a $1.0 million increase in HSA revenue primarily due to growth in participation of our HSA programs.

Commuter Revenue

The $0.3 million increase in commuter revenue for the second quarter of 2014 as compared to the second quarter of 2013 was driven by a $0.2 million increase in interchange revenue as a result of increased debit card usage as well as an increase in the number of debit cards issued and a  $0.1 million increase in our commuter benefit programs due to growth in the number of employee participants in these programs.

The $1.7 million increase in commuter revenue for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by a $0.8 million increase in our commuter benefit programs, due to growth in the number of employee participants in these programs. The remainder of the commuter revenue growth was primarily driven by increased interchange revenue of $0.6 million as a result of increased debit card usage and $0.3 million increase from post-purchase revenue for CBS.

Other Revenue

The $0.1 million increase in other revenue for the second quarter of 2014 as compared to the second quarter of 2013 was primarily driven by the inclusion of post-purchase COBRA revenues for CBS.

The $1.1 million increase in other revenue for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by the inclusion of $0.8 million in post-purchase COBRA revenues for CBS and $0.2 million of other revenue growth primarily driven by COBRA revenue.

Cost of Revenues

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$19,932	$21,157	6%	$40,545	$43,954	8%
Percent of revenue	37%	36%		37%	36%

The $1.2 million increase in cost of revenues for the second quarter of 2014 as compared to the second quarter of 2013 was primarily driven by increases in outsourced services costs of $0.6 million due to processing and supporting an increased number of employee participants. The increase in cost of revenues was further driven by a  $0.3 million increase in stock-based compensation expense due to new grants of performance-based restricted stock units and stock options as well as adjustments to the vesting terms of previously granted performance-based restricted stock units. Cost of revenues was further driven by an increase in salaries and personnel-related costs, primarily due to the inclusion of post-purchase expenses for CBS which was acquired in May 2013.

The $3.4 million increase in cost of revenues for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by increases in outsourced services costs of $2.1 million due to processing and supporting an increased number of employee participants as well as additional post-purchase outsourced services costs for CBS. Cost of revenue was further driven by an increase in postage and printing costs of $0.4 million due to an increase in the number of employee participant accounts and an increase in stock-based compensation expense of $0.4 million due to new grants of performance-based restricted stock units and stock options as well as adjustments to the vesting terms of previously granted performance-based restricted stock units. The remainder of the increase in cost of revenues was primarily driven by an increase in salaries and personnel-related costs due to post-purchase costs related the CBS portfolio purchase.

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

Technology and Development

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$5,750	$5,298	-8%	$11,567	$10,497	-9%
Percent of revenue	11%	9%		10%	9%

The $0.5 million decrease in technology and development expenses for the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to a reduction in salaries and personnel-related costs due to a reduction in headcount and reductions in temporary help and consulting services as synergies were realized and operations were consolidated.

The $1.1 million decrease in technology and development expenses for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by decreases in salaries and personnel-related costs of $0.7 million, due to a reduction in headcount as we continue to consolidate operations and realize synergies. Technology and development expenses further decreased due to decreases in temporary help and consulting services of $0.4 million as we continue to consolidate projects.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As we realize synergies and consolidate projects, the dollar amount spent on technology and development has decreased. The timing of development and enhancement projects, including whether they are in phases where costs are capitalized or expensed, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$8,409	$9,332	11%	$16,924	$18,699	10%
Percent of revenue	15%	16%		15%	15%

The $0.9 million increase in sales and marketing expense for the second quarter of 2014 as compared to the second quarter of 2013 was primarily driven by salaries and personnel-related costs of $0.4 million due to an increase in headcount from the CBS portfolio purchase, as well as increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.3 million due to new grants of performance-based restricted stock units and stock options as well as adjustments to the vesting terms of previously granted performance-based restricted stock units.

The $1.8 million increase in sales and marketing expense for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by salaries and personnel-related costs and outsourced services costs of $1.1 million due to hiring sales and marketing personnel to implement various new sales and marketing programs as well as post-purchase costs related to the CBS portfolio purchase. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.4 million due to new grants of performance-based restricted stock units and stock options as well as adjustments to the vesting terms of previously granted performance-based restricted stock units.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$9,008	$10,539	17%	$18,217	$20,471	12%
Percent of revenue	17%	18%		16%	17%

The $1.5 million increase in general and administrative expenses for the second quarter of 2014 as compared to the second quarter of 2013 was primarily driven by an increase of $1.1 million in stock-based compensation expense, primarily due to new grants of restricted stock units, performance-based restricted stock units and stock options as well as adjustments to the vesting terms of previously granted performance based restricted stock units. General and administrative expenses were further driven by a $0.3 million increase in bad debt expense accruals when compared to a year ago.

The $2.3 million increase in general and administrative expenses for the first six months of 2014 as compared to the first six months of 2013 was primarily driven by an increase of $1.7 million in stock-based compensation expense, primarily due to new grants of restricted stock units, performance-based restricted stock units and stock options as well as adjustments to the vesting terms of previously granted performance-based restricted stock units. General and administrative expenses were further driven by a $0.5 million increase in professional fees primarily due to an increase in legal fees and a $0.4 million increase in bad debt expense when compared to a year ago. These increases were partially offset by decreases in facility costs as we closed and consolidated several locations in fiscal 2013.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2014	2013	2014

	(in thousands, unaudited)		(in thousands, unaudited)
Income tax provision	$(2,396)	$(3,053)	$(4,907)	$(7,271)

Our provision for income taxes increased from $2.4 million for the second quarter of 2013 to $3.1 million for the second quarter of 2014 due primarily to the increase in income before income taxes. Our provision for income taxes increased from $4.9 million for the first six months of 2013 to $7.3 million for the first six months of 2014, due primarily to increases in income before taxes. The tax provision for the six months ended June 30, 2013 includes discrete items of $0.4 million primarily in 2012 Federal Research and Development tax credits that were retroactively reinstated by Congress in 2013.

Liquidity and Capital Resources

At June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $370.9 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities.

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

MUFG Union Bank Credit Facility

Debt consists of borrowings under a Credit Agreement, or Revolver, with MUFG Union Bank, N.A. (formerly Union Bank, N.A.), or UB, under which, prior to our amendment of the Revolver on July 21, 2014, we could borrow an aggregate principal amount up to $75.0 million, with a $15.0 million subfacility for the issuance of letters of credit. The July 2014 amendment increased the aggregate principal amount that could be borrowed under the Revolver to $125.0 million. At June 30, 2014, we had $29.6 million principal amount outstanding under the Revolver. Prior to the July 2014 amendment, which extended the maturity date of the Revolver to July 21, 2017, the Revolver was scheduled to mature on December 31, 2015.

Prior to the July 2014 amendment, each loan under the Revolver bore interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the terms of the Revolver, plus 0.25%, or at our option, the LIBOR rate determined in accordance with the terms of the Revolver, plus 2.50%. Per the July 2014 amendment, loans under the Revolver bear interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the terms of the Revolver, plus a spread of 0% to 0.25%, or at our option, a LIBOR rate determined in accordance with the Revolver, plus a spread of 1.75% to 2.25%.

As collateral for the Revolver, the Company granted UB a security interest in substantially all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The Revolver contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a consolidated leverage ratio, a debt service coverage ratio and a minimum consolidated net worth covenant. We are obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. We are currently in compliance with all financial and non-financial covenants under the Revolver.

The Revolver contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults.  Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Revolver.

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2013 and June 30, 2014:

	December 31,	June 30,

	2013	2014

	(in thousands)

	(unaudited)
Cash and cash equivalents, end of period	$359,958	$370,894

The following table presents information regarding our cash flows for the six months ended June 30, 2013 and 2014:

	June 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$29,658	$9,724
Net cash used in investing activities	(6,143)	(7,068)
Net cash provided by financing activities	26,415	8,280
Net increase in cash and cash equivalents	$49,930	$10,936

Cash Flows from Operating Activities

	June 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$29,658	$9,724

Net cash from operating activities decreased by $19.9 million during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, primarily due to the timing of our billing and employer client payments of prefunds in our customer obligations account when compared to a year ago.

Cash Flows from Investing Activities

	June 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash used in investing activities	$(6,143)	$(7,068)

Net cash used in investing activities consists primarily of our investment in internal use software that is capitalized prior to it being available for its intended use, capital expenditures and purchases of portfolios.

Cash Flows from Financing Activities

	June 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash provided by financing activities	$26,415	$8,280

Net cash provided by financing activities decreased $18.1 million during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, primarily due to cash received from our follow-on offering during the first three months of 2013 of $11.6 million while we did not have a follow-on offering during the first six months of 2014. Cash provided by financing activities further decreased as a result of lower proceeds received from the exercise of common stock options and a contingent consideration payment made for BCI during the six months ended June 30, 2014.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2014 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$29,600	$—	$29,600	$—	$—
Interest on long-term debt obligations (2)	1,262	421	841	—	—
Operating lease obligations (3)	40,449	6,219	10,057	4,743	19,430
Acquisition payments (4)	5,787	3,627	2,160	—	—
Total	$77,098	$10,267	$42,658	$4,743	$19,430

(1)

Credit facility: as of June 30, 2014, $75.0 million credit facility with a variable interest rate of base rate plus 0.25% per annum or LIBOR plus 2.50% per annum, and a maturity date of December 31, 2015. At June 30, 2014, we had $29.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of June 30, 2014 of 2.8% per annum on a $29.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of June 30, 2014, we had cash and cash equivalents of $370.9 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2014, we had outstanding principal of $29.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a base rate determined in accordance with the credit agreement, plus 0.25%, or, at our option, an interest rate equal to the LIBOR rate determined in accordance with the credit agreement, plus 2.50%, as of June 30, 2014. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

The plans we administer and, as a result, our business are subject to extensive, complex and continually changing federal and state laws and regulations, including the Affordable Care Act, IRS regulations, ERISA, privacy and HIPAA regulations and Department of Labor regulations, all of which are further described in our Annual Report on Form 10-K under the heading  “Business — Government Regulation”. If we fail to comply with any applicable law, rule or regulation, we could be subject to fines and penalties, indemnification claims by our clients, or become the subject of a regulatory enforcement action, each of which would materially adversely affect our business and reputation.

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

We experienced an increase in legal, accounting and other professional fees in 2013 associated with preparing our control environment to be compliant with Section 404 and other provisions of the Sarbanes-Oxley Act. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of June 30, 2014, we had 35,185,097 shares of our common stock outstanding. In addition, as of June 30, 2014, there were outstanding options to purchase 3,504,690 shares of our common stock and 668,061 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: August 4, 2014	By:	/s/ Richard T. Green
Richard T. Green
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment to Credit Agreement, dated as of July 21, 2014, by and among Registrant, the guarantors party thereto, the lenders party thereto and MUFG Union Bank, N.A. (formerly Union Bank, N.A.)					X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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