Form 10-Q
period 2014-09-30
WAGEWORKS, INC.
filed 2014-11-06
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________

FORM 10-Q

__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 35,352,343 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	September 30, 2014
	Derived from
	Audited Financial
	Statements	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$359,958	$386,352
Restricted cash	331	332
Accounts receivable, net	32,863	44,465
Deferred tax assets - current	1,985	1,985
Prepaid expenses and other current assets	10,135	16,728
Total current assets	405,272	449,862
Property and equipment, net	26,532	33,811
Goodwill	97,636	157,089
Acquired intangible assets, net	42,786	96,902
Deferred tax assets	10,666	9,329
Other assets	16,763	11,262
Total assets	$599,655	$758,255
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$49,419	$52,426
Customer obligations	281,153	342,457
Short-term contingent payment	4,265	3,126
Other current liabilities	1,592	11,992
Total current liabilities	336,429	410,001
Long-term debt	29,448	79,181
Long-term contingent payment, net of current portion	3,802	684
Other non-current liability	1,844	1,619
Total liabilities	371,523	491,485
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 34,746 shares at December 31, 2013 and 35,302 shares at September 30, 2014	35	35
Additional paid-in capital	270,519	294,013
Accumulated deficit	(42,422)	(27,278)
Total stockholders’ equity	228,132	266,770
Total liabilities and stockholders’ equity	$599,655	$758,255

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues:
Healthcare	$32,646	$38,600	$102,244	$116,176
Commuter	14,949	15,078	44,378	46,171
COBRA	3,837	9,544	11,002	17,283
Other	2,139	4,776	6,623	9,745
Total revenue	53,571	67,998	164,247	189,375
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	19,300	24,951	59,845	68,905
Technology and development	4,934	8,242	16,501	18,739
Sales and marketing	8,713	12,059	25,637	30,758
General and administrative	10,185	10,470	28,402	30,941
Amortization and change in contingent consideration	554	5,688	9,741	14,657
Total operating expenses	43,686	61,410	140,126	164,000
Income from operations	9,885	6,588	24,121	25,375
Other income (expense):
Interest income	3	1	16	3
Interest expense	(326)	(499)	(1,073)	(1,010)
Other income	7	713	40	737
Income before income taxes	9,569	6,803	23,104	25,105
Income tax provision	(1,818)	(2,690)	(6,725)	(9,961)
Net income	$7,751	$4,113	$16,379	$15,144
Basic net income per share	$0.23	$0.12	$0.49	$0.43
Diluted net income per share	$0.22	$0.11	$0.47	$0.42
Shares used in basic net income per share calculations	34,134	35,234	33,285	35,062
Shares used in diluted net income per share calculations	35,875	36,152	34,929	36,267

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income	$16,379	$15,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,627	2,864
Amortization and change in contingent consideration	9,741	14,657
Stock-based compensation	6,476	10,012
Loss on disposal of fixed assets	91	14
Payment of contingent consideration in excess of initial measurement	(643)	—
Provision for doubtful accounts	115	(441)
Deferred taxes	6,118	8,267
Excess tax benefit from the exercise of stock options	(7,084)	(7,706)
Changes in operating assets and liabilities:
Accounts receivable	(7,156)	(10,907)
Prepaid expenses and other current assets	(2,084)	(5,256)
Other assets	308	(2,608)
Accounts payable and accrued expenses	4,310	480
Customer obligations	(11,044)	(514)
Other liabilities	(2,517)	(1,055)
Net cash provided by operating activities	15,637	22,951
Cash flows from investing activities:
Purchases of property and equipment	(10,791)	(11,628)
Cash consideration for business acquisitions, net of cash acquired	(751)	(44,314)
Cash paid for acquisition of client contracts	(1,219)	—
Advance payment for acquisition of client contracts	(15,000)	—
Change in restricted cash	3,248	(1)
Net cash used in investing activities	(24,513)	(55,943)
Cash flows from financing activities:
Proceeds from debt	—	49,663
Repayment of debt	(15,000)	—
Proceeds from follow-on offering net of underwriters commissions and discounts	11,550	—
Proceeds from exercise of common stock options	14,446	4,726
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	1,467	1,776
Payment of contingent consideration	(6,629)	(4,485)
Excess tax benefit from the exercise of stock options	7,084	7,706
Net cash provided by financing activities	12,918	59,386
Net increase in cash and cash equivalents	4,042	26,394
Cash and cash equivalents at beginning of period	305,052	359,958
Cash and cash equivalents at end of period	$309,094	$386,352
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,133	$866
Taxes	557	696

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

Reclassifications

Prior period amounts related to our COBRA revenue within our consolidated income statement have been reclassified to conform to current period presentation.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at September 30, 2014, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with MUFG Union Bank, N.A.(formerly Union Bank, N.A.) The estimated fair value of such instruments at September 30, 2014 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2013	5,801	2,266
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	166	62
Payment of contingent consideration	(3,308)	(1,177)
Balances at September 30, 2014	$2,659	$1,151

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

The Company recorded  a $0.1 million charge related to the change in fair value of the contingent considerations for BCI and CBS, during the three months ended September 30, 2014, as a result of accretion charges due to the passage of time. During the nine months ended September 30, 2014, the Company recorded $0.2 million in charges for BCI and CBS related to changes in fair value of the contingent considerations as a result of accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels. During the three months ended September 30, 2013, the Company recorded a net gain of $3.8 million for Choice Strategies (CS), BCI and CBS related to changes in fair value of the contingent considerations. The gain was driven by the re-measurement of the contingent consideration related to BCI, as the timing of anticipated partnerships and employer clients were deferred until later in 2014 and into 2015, and as such the anticipated revenue increase in 2014 and 2015 was adjusted in the forecasts. During the nine months ended September 30, 2013, the Company recorded a net gain of $3.0 million for Fringe Benefits Management (FBM), CS, BCI and CBS related to changes in fair value of the contingent consideration, driven by BCI as discussed above for the three months ended September 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

			Significant
	Fair Value at	Valuation	Unobservable
	September 30, 2014	Technique	Input
	(in thousands)
Contingent consideration - BCI	$2,659	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$1,151	Discounted cash flow	Annualized revenue and probability of achievement

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

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator (basic and diluted):
Net income	$7,751	$4,113	$16,379	$15,144
Denominator (basic):
Weighted average common shares outstanding	34,134	35,234	33,285	35,062
Denominator (diluted):
Weighted average common shares outstanding	34,134	35,234	33,285	35,062
Dilutive stock options	1,741	918	1,644	1,205
Diluted weighted average common shares outstanding	35,875	36,152	34,929	36,267
Net income per share:
Basic	$0.23	$0.12	$0.49	$0.43
Diluted	$0.22	$0.11	$0.47	$0.42

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Stock options outstanding	4	1,063	29	1,158

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

The purchase price also included a contingent consideration element that requires the Company to pay the former owners of CBS additional amounts in 2014 and 2015 based upon revenue growth rates of CBS for 2014 and 2015, respectively. The fair value of the contingent element is $1.2 million as of September 30, 2014. The fair value was determined from forecasts developed by management based upon existing business and relationships and projected growth rates. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

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

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price. The $15.0 million payment was recorded in other assets in the Company’s consolidated balance sheet. As the employer clients transition to the Company, amounts from the other asset category will be reclassified as an intangible asset and amortization will commence. From the inception of the partnership and through the quarter ended September 30, 2014, the Company has reclassified $8.5 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

CONEXIS Acquisition

On August 1, 2014, the Company entered into an Asset Purchase Agreement with CONEXIS Benefits Administrators, LP (“CONEXIS”), a Texas limited partnership and Word & Brown Insurance Administrator, Inc., a California corporation, pursuant to which the Company acquired substantially all of the assets of CONEXIS. CONEXIS is a leader in employee benefits administration and serves approximately 16,000 organizations of all sizes. This acquisition added a new base of Consumer-Directed Benefits customers and participant relationships. The purchase price was $118.0 million, adjusted for working capital adjustments, of which $108.0 million was paid at closing with the remaining balance classified in the consolidated balance sheet in the other current liabilities line item. The remaining balance is expected to be paid on August 1, 2015 after adjustment for any indemnification losses incurred by the Company for which it is entitled to recover.

The Company accounted for the acquisition of CONEXIS as a purchase of a business under ASC 805. The results of operations for CONEXIS have been included in the Company’s financial results since the acquisition.

As part of the purchase price allocation, the Company determined that CONEXIS’s separately identifiable intangible assets were its customer relationships, developed technology and trade name. The Company used the income approach to value the customer relationships and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate for customer relationships of 15% and trade name of 12%, based on the estimated IRR and weighted average cost of capital, which employs an estimate of the required equity rate of return and after-tax cost of debt. The Company used a replacement cost approach to estimate the fair value of developed technology in which estimates of development time and cost per man month are used to calculate total replacement cost.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

		Weighted
		Average
		Useful Life
	Amount	(in years)
Other net tangible assets acquired	$4.7
Customer relationships	48.1	10
Developed technology	3.9	5
Trade name	1.6	3
Non-compete agreement	0.2	7
Goodwill	59.5
Total allocation of acquisition costs	$118.0

The valuation of certain software licenses, deferred costs and other immaterial working capital balances are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of the assets acquired. The Company believes that information provides a reasonable basis for estimating the fair value but the Company is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes are not expected to be significant. These adjustments to our tangible assets will have an impact on our overall valuation of CONEXIS and in turn may impact the amounts currently recognized for intangible assets and goodwill. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and CONEXIS as if the acquisition had occurred at the beginning of fiscal 2013 with pro forma adjustments to give effect to amortization of intangible assets, depreciation of acquired property and equipment, corporate allocation costs and an increase in interest expense due to financing costs in connection with the acquisition. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Total revenue	$65,891	$72,981	$201,983	$225,223

Net income	6,566	3,216	13,087	11,945
Net income per share:
Basic	$0.19	$0.09	$0.39	$0.34
Diluted	$0.18	$0.09	$0.37	$0.33

(4)     Goodwill and Intangible Assets

The change in the carrying amount of goodwill from the year ended December 31, 2013 to September 30, 2014 is as follows (dollars in thousands):

Balance at December 31, 2013	$97,636
Additions	59,453
Balance at September 30, 2014	$157,089

The increase in goodwill is attributed to the acquisition of CONEXIS (see Note 3).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Acquired intangible assets at December 31, 2013 and September 30, 2014 were comprised of the following (dollars in thousands):

	December 31, 2013			September 30, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$62,689	$25,313	$37,376	$118,879	$30,906	$87,973
Trade names	2,240	1,120	1,120	3,880	1,457	2,423
Technology	9,946	6,850	3,096	13,846	8,642	5,204
Noncompete agreements	2,012	1,745	267	2,232	1,781	451
Favorable lease	1,137	210	927	1,137	286	851
Total	$78,024	$35,238	$42,786	$139,974	$43,072	$96,902

Amortization expense for acquired intangible assets totaled $2.3 million and $3.4 million for the three months ended September 30, 2013 and 2014, respectively. Amortization expense for acquired intangible assets totaled $6.9 million and $7.8 million for the nine months ended September 30, 2013 and 2014, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2014	$3,939
2015	14,358
2016	13,282
2017	12,728
2018	12,101
Thereafter	40,494
Total	$96,902

(5)     Accounts Receivable

Accounts receivable at December 31, 2013 and September 30, 2014 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2013	2014
Trade receivables	$18,398	$28,252
Unpaid amounts for benefit services	14,932	16,990
	33,330	45,242
Less allowance for doubtful accounts	(467)	(777)
Accounts receivable, net	$32,863	$44,465

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)     Property and Equipment

Property and equipment at December 31, 2013 and September 30, 2014 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2013	2014
Computers and equipment	$9,960	$14,018
Software and software development costs	64,241	73,273
Furniture and fixtures	2,815	2,408
Leasehold improvements	5,840	4,749
	$82,856	$94,448
Less accumulated depreciation and amortization	(56,324)	(60,637)
Property and equipment, net	$26,532	$33,811

In the nine months ended September 30, 2014, the Company capitalized software development costs of $8.6 million. In the three months ended September 30, 2013 and 2014, the Company amortized $2.0 million and $2.2 million of capitalized software development costs, respectively. In the nine months ended September 30, 2013 and 2014, the Company amortized $5.8 million and $6.5 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At September 30, 2014, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $22.7 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended September 30, 2013 and 2014 was $2.8 million and $3.5 million, respectively,  and $8.5 million and $9.4 million in the nine months ended September 30, 2013 and 2014, respectively.

(7)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and September 30, 2014 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2013	2014
Accounts payable	$1,859	$772
Payable to benefit providers and transit agencies	23,017	23,180
Accrued payables	6,305	9,013
Accrued compensation and related benefits	13,379	13,793
Other accrued expenses	1,616	2,295
Deferred revenue	3,243	3,373
Accounts payable and accrued expenses	$49,419	$52,426

(8)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the weighted-average fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Stock options granted (in thousands)	28	55	558	988
Weighted average fair value at date of grant	$19.39	$18.95	$12.07	$19.76

Stock option activity for the nine months ended September 30, 2014 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2013	2,989	$11.80	6.55	$142,377
Granted	988	42.05
Exercised	(480)	9.85
Forfeited	(131)	34.16
Outstanding as of September 30, 2014	3,366	$20.09	6.84	$87,895
Vested and expected to vest at September 30, 2014	3,253	$19.59	6.76	$86,488
Exercisable at September 30, 2014	1,968	$9.82	5.24	$70,311

As of September 30, 2014, there was $19.8 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 3.2 years as of September 30, 2014.

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three and nine months ended September 30, 2013 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Expected volatility	49.61%	45.12%	51.50%	46.97%
Risk-free interest rate	1.68%	1.89%	1.07%	1.87%
Expected term (in years)	6.00	6.25	6.00	6.08
Dividend yield	—%	—%	—%	—%

The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term of the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on common stock. The Company uses the “simplified” method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Market-based performance restricted stock units are granted such that they vest upon the achievement of certain per share price targets of the Company’s common stock during a specified performance period. The fair market values of market-based performance restricted stock units are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated including the future daily stock price of the Company’s common stock over the specified performance period, the Company’s stock price volatility and risk-free interest rate. The amount of compensation expense is equal to the per share fair value calculated under the Monte Carlo simulation multiplied by the number of market-based performance restricted stock units granted, recognized over the specified performance period.

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

Stock-based compensation expense related to restricted stock units was $1.0 million and $1.9 million for the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense related to restricted stock units was $2.0 million and $5.5 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, there was $21.0 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.2 years as of September 30, 2014.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2013	384	$24.48
Granted	378	49.86
Vested	(41)	24.46
Forfeitures	(82)	39.20
Unvested at September 30, 2014	639	$37.62

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of revenue	$316	$721	$713	$1,547
Technology and development	224	367	566	862
Sales and marketing	303	665	790	1,563
General and administrative	2,075	1,981	4,407	6,040
Total	$2,918	$3,734	$6,476	$10,012

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(9)     Income Taxes

The income tax provision for the three months ended September 30, 2013 and 2014 was $1.8 million and $2.7 million, respectively, and the income tax provision for the nine months ended September 30, 2013 and 2014 was $6.7 million and $10.0 million, respectively.  The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there are no income tax examinations going on in the jurisdictions where the Company operates.

As of September 30, 2014, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(10)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of
September 30, 2014
Remainder of 2014	$1,848
2015	8,192
2016	4,809
2017	4,665
2018	4,759
Thereafter	17,046
Total future minimum lease payments	$41,319

Rent expense in the three months ended September 30, 2013 and 2014 was $1.1 million and $1.3 million, respectively, and $3.7 million and $3.2 million for the nine months ended September 30, 2013 and 2014, respectively.

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

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to us. The timing of the transition of revenue to us is dependent upon the employer clients executing new agreements with us and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price. The $15.0 million payment was recorded in other assets in the Company’s consolidated balance sheet. The total purchase price is expected to be in the range of $15.0 million to $16.0 million and will be capitalized as an intangible asset and amortized over its expected life, as employer clients transition. From the inception of the partnership and through the quarter ended September 30, 2014, the Company has reclassified $8.5 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

CONEXIS Acquisition

In August 2014, we acquired the assets of CONEXIS Benefits Administrators, LP, a subsidiary of The Word & Brown Companies, for $118.0 million. We expect to incur incremental operating costs, primarily related to salaries and personnel-related costs, in the remainder of fiscal year 2014 related to CONEXIS.

Key Components of Our Results of Operations

Revenue

We generate revenue from the following sources: healthcare solutions, commuter solutions,  Consolidated Omnibus Budget Reconciliation Act services, or COBRA, and other services.

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

COBRA Revenue

Our Consolidated Omnibus Budget Reconciliation Act, or COBRA revenue, is derived from the administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs. Our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. We also derive other revenue from administrative services we provide to a customer to operate their health insurance exchange business which includes enrollment, billing, customer service and payment processing services. Other services revenue is recognized as services are rendered under our written service agreements.

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

Other Income (Expense)

Other income (expense) primarily consists of (i) interest income; (ii) interest expense; and (iii) gain (loss) on settlements and other investments.

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of September 30, 2014, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2014

Revenue

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2013	2014	prior year	2013	2014	prior year

Revenue:	(in thousands, unaudited)			(in thousands, unaudited)
Healthcare	$32,646	$38,600	18%	$102,244	$116,176	14%
Commuter	14,949	15,078	1%	44,378	46,171	4%
COBRA	3,837	9,544	149%	11,002	17,283	57%
Other	2,139	4,776	123%	6,623	9,745	47%
Total revenue	$53,571	$67,998	27%	$164,247	$189,375	15%

Healthcare Revenue

The $6.0 million increase in healthcare revenue for the third quarter of 2014 as compared to the third quarter of 2013 was primarily driven by a $5.4 million increase in FSA and HRA revenue. The FSA and HRA revenue increase was primarily driven by $2.3 million in post-purchase revenues for CONEXIS, which was acquired in August 2014, growth in new employee participation in our programs of $2.3 million and an interchange fee revenue increase of $0.6 million due to increased debit card usage as well as an increase in the number of debit cards issued. Healthcare revenue was further increased by a $0.6 million increase in HSA revenue, due to growth in employee participation in this program.

The $13.9 million increase in healthcare revenue for the first nine months of 2014 as compared to the first nine months of 2013 was primarily driven by a $12.4 million increase in FSA and HRA revenue.  The FSA and HRA revenue increase was primarily driven by growth in new employee participation in our programs of $7.0 million, post-purchase revenues for CONEXIS of $2.3 million and an interchange fee revenue increase of $2.3 million due to increased debit card usage as well as an increase in the number of debit cards issued. FSA and HRA also increased by $0.7 million in POP revenue, during the first nine months of 2014 compared to the first nine months of 2013. The growth in healthcare revenue was further driven by a $1.6 million increase in HSA revenue primarily due to growth in participation of our HSA programs.

Commuter Revenue

The $1.8 million increase in commuter revenue for the first nine months of 2014 as compared to the first nine months of 2013 was primarily driven by a $0.8 million increase in our commuter benefit programs, due to growth in the number of employee participants in these programs. The remainder of the commuter revenue growth was primarily driven by increased interchange revenue of $0.7 million as a result of increased debit card usage and a $0.3 million increase from post-purchase revenue for CBS, which was acquired in May 2013.

COBRA Revenue

The $5.7 million increase in COBRA revenue for the third quarter of 2014 as compared to the third quarter of 2013 was primarily driven by post-purchase revenues for CONEXIS.

The $6.3 million increase in COBRA revenue for the first nine months of 2014 as compared to the first nine months of 2013 was primarily driven by $5.6 million in post-purchase revenues for CONEXIS. COBRA revenue was further driven by having a full nine months of revenue in 2014 for CBS, which was acquired in May 2013, and increased COBRA revenue due to growth in participation from new employer clients.

Other Revenue

The $2.6 million increase in other revenue for the third quarter of 2014 as compared to the third quarter of 2013 was primarily driven by post-purchase revenues for CONEXIS, related to administrative services we provide to a customer to operate their health insurance exchange business.

The $3.1 million increase in other revenue for the first nine months of 2014 as compared to the first nine months of 2013 was primarily driven by $2.5 million in post-purchase revenues for CONEXIS as well as growth in existing accounts and new sales, and having a full nine months of revenue in 2014 for CBS, which was acquired in May 2013.

Cost of Revenues

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$19,300	$24,951	29%	$59,845	$68,905	15%
Percent of revenue	36%	37%		36%	36%

The $5.7 million increase in cost of revenues for the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to the inclusion of post-purchase expense of $3.9 million for CONEXIS, which was acquired in August 2014, as well as increases in outsourced services costs of $0.9 million due to processing and supporting an increased number of employee participants. The increase in cost of revenues was further driven by a  $0.4 million increase in stock-based compensation expense due to new grants of stock options and performance-based restricted stock units. Cost of revenues was further driven by an increase in salaries and personnel-related costs of $0.3 million due to an increase in headcount to support employee participant growth.

The $9.1 million increase in cost of revenues for the first nine months of 2014 as compared to the first nine months of 2013 was primarily due to the inclusion of post-purchase expense of $3.9 million for CONEXIS, as well as increases in outsourced services costs of $3.0 million due to processing and supporting an increased number of employee participants. Cost of revenues was further driven by an increase in stock-based compensation expense of $0.8 million due to new grants of stock options and performance-based restricted stock units and an increase in salaries and personnel-related costs of $0.6 million due to an increase in headcount to support employee participant growth. Cost of revenues was also driven by an increase in postage and printing costs of $0.4 million as we transitioned certain COBRA printing costs to an outside vendor.

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

Technology and Development

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$4,934	$8,242	67%	$16,501	$18,739	14%
Percent of revenue	9%	12%		10%	10%

The $3.3 million increase in technology and development expenses for the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to the inclusion of post-purchase expense of $2.7 million for CONEXIS, which was acquired in August 2014. Technology and development expenses were further driven by an increase in salaries and personnel-related costs of $0.3 million due to an increase in headcount.

The $2.2 million increase in technology and development expenses for the first nine months of 2014 as compared to the first nine months of 2013 was primarily due to the inclusion of post-purchase expense of $2.7 million for CONEXIS as well as a  $0.3 million increase in stock-based compensation expense due to new grants of stock options. These increases were partially offset by decreases in salaries and personnel-related costs of $0.4 million, due to a reduction in headcount as we continue to consolidate operations and realize synergies and decreases in temporary help and consulting services of $0.3 million as we continue to consolidate projects.

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

Sales and Marketing

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$8,713	$12,059	38%	$25,637	$30,758	20%
Percent of revenue	16%	18%		16%	16%

The $3.3 million increase in sales and marketing expense for the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to the inclusion of post-purchase expense of $2.1 million for CONEXIS, which was acquired in August 2014, as well as an increase in salaries and personnel-related costs of $0.4 million due to increased hiring of sales and marketing personnel resulting from the ongoing implementation of various new sales and marketing programs. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.4 million due to new grants of stock options and performance-based restricted stock units. Sales and marketing expenses were also impacted by an increase of $0.3 million in ongoing promotional initiatives.

The $5.1 million increase in sales and marketing expense for the first nine months of 2014 as compared to the first nine months of 2013 was primarily due to the inclusion of post-purchase expense of $2.1 million for CONEXIS as well as an increase in salaries and personnel-related costs and outsourced services costs of $1.4 million due to hiring sales and marketing personnel to implement various new sales and marketing programs as well as post-purchase costs related to the CBS portfolio purchase, which was acquired in May 2013. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.8 million due to new grants of stock options and performance-based restricted stock units. Sales and marketing expense was also impacted by an increase of $0.3 million in postage and printing costs in order to support the ongoing marketing initiatives as well as an increase of $0.2 million in ongoing promotional initiatives.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$10,185	$10,470	3%	$28,402	$30,941	9%
Percent of revenue	19%	15%		17%	16%

The $0.3 million increase in general and administrative expenses for the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to the inclusion of post-purchase expense of $1.2 million for CONEXIS, which was acquired in August 2014. These increases in general and administrative expenses were partially offset by a reduction in salaries and personnel related costs of $0.5 million primarily due to lower expected payments of fringe benefits. Increases in general and administrative expenses were further offset by a reduction in professional fees of $0.5 million when compared to one year ago as we incurred higher professional fees in the third quarter of 2013 related to legal work for our follow-on offering.

The $2.5 million increase in general and administrative expenses for the first nine months of 2014 as compared to the first nine months of 2013 was primarily driven by an increase of $1.6 million in stock-based compensation expense, primarily due to new grants of stock options, restricted stock units and performance-based restricted stock units. General and administrative expenses were further driven by the inclusion of post-purchase expense of $1.2 million for CONEXIS. These increases were partially offset by decreases in facility costs as we closed and consolidated several locations in fiscal 2013.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

2013	2014	prior year	2013	2014	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$554	$5,688	927%	$9,741	$14,657	50%

The increase in the amortization and change in contingent consideration line item for the third quarter and for the first nine months of 2014 when compared to comparable periods in 2013, was driven by a re-measurement of the contingent consideration related to BCI, which took place in the third quarter of 2013, as the timing of anticipated partnerships and employer clients were deferred until later in 2014 and into 2015, which reduced the forecasted BCI revenues used in the determination of the contingent consideration. Due to the re-measurement, a $4.1 million gain was recognized in the third quarter of 2013 while no such gains were recognized during the third quarter of 2014.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2014	2013	2014

	(in thousands, unaudited)		(in thousands, unaudited)
Interest income	$3	$1	$16	$3
Interest expense	(326)	(499)	(1,073)	(1,010)
Other income	7	713	40	737

The increase in the other income line item for the third quarter and for the first nine months of 2014 when compared to the comparable periods in 2013 is due to a gain related to the settlement of a dispute with a third party.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2014	2013	2014

	(in thousands, unaudited)		(in thousands, unaudited)
Income tax provision	$(1,818)	$(2,690)	$(6,725)	$(9,961)

Our provision for income taxes increased from $1.8 million for the third quarter of 2013 to $2.7 million for the third quarter of 2014 due primarily to the increase in income before income taxes. Our provision for income taxes increased from $6.7 million for the first nine months of 2013 to $10.0 million for the first nine months of 2014, due primarily to increases in income before taxes. The tax provision for the nine months ended September 30, 2013 includes discrete items of $0.3 million primarily in 2012 Federal research and development tax credits, net of reserves, that were retroactively reinstated by Congress in 2013, and $0.2 million in employee stock purchase plan disqualifying dispositions.

Liquidity and Capital Resources

At September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $386.4 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities.

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

MUFG Union Bank Credit Facility

Debt consists of borrowings under a Credit Agreement, or Revolver, with MUFG Union Bank, N.A. (formerly Union Bank, N.A.), or UB, under which we can borrow an aggregate principal amount of up to $125.0 million, with a $15.0 million subfacility for the issuance of letters of credit. At September 30, 2014, we had $79.6 million principal amount outstanding under the Revolver. The debt under the Revolver is scheduled to mature on July 21, 2017.

Each loan under the Revolver bears interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the terms of the Revolver, plus a spread of 0.00% to 0.25%, or at our option, a LIBOR rate determined in accordance with the Revolver, plus a spread of 1.75% to 2.25%.

As collateral for the Revolver, we granted UB a security interest in substantially all of our assets. All of our material existing and future subsidiaries are required to guaranty our obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2013 and September 30, 2014:

	December 31,	September 30,

	2013	2014

	(in thousands)

	(unaudited)
Cash and cash equivalents, end of period	$359,958	$386,352

The following table presents information regarding our cash flows for the nine months ended September 30, 2013 and 2014:

	September 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$15,637	$22,951
Net cash used in investing activities	(24,513)	(55,943)
Net cash provided by financing activities	12,918	59,386
Net increase in cash and cash equivalents	$4,042	$26,394

Cash Flows from Operating Activities

	September 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$15,637	$22,951

Net cash from operating activities increased by $7.3 million during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, primarily due to the timing of our billing and employer client payments of prefunds in our customer obligations account when compared to a year ago.

Cash Flows from Investing Activities

	September 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash used in investing activities	$(24,513)	$(55,943)

Net cash used in investing activities consists primarily of our purchases of portfolios and investment in internal use software that is capitalized prior to it being available for its intended use and capital expenditures.

Net cash used in investing activities increased $31.4 million during the year-to-date period ended September 30, 2014  compared to the year-to-date period ended September 30, 2013, primarily due to cash used in the acquisition of CONEXIS of $44.3 million, net of cash received, during the third quarter of 2014, partially offset by a payment of $15.0 million during the third quarter of 2013, in connection with an advanced payment made to Ceridian for the employer clients that are expected to transition to us, while no such payment was made during the first nine months of 2014.

Cash Flows from Financing Activities

	September 30,

	2013	2014

	(in thousands)

	(unaudited)
Net cash provided by financing activities	$12,918	$59,386

Net cash provided by financing activities increased  $46.5 million during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, primarily due to cash received from borrowing on our line of credit with UB, to partially fund the acquisition of CONEXIS. Cash provided by financing activities was further increased by a $15.0 million repayment of debt in the third quarter of 2013 under our line of credit with UB while no such payment was made in 2014. These increases were partially offset by cash received from our follow-on offering that took place in the first quarter of 2013 of $11.6 million, while no proceeds for follow-on offerings were received in 2014.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2014 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$79,600	$—	$79,600	$—	$—
Interest on long-term debt obligations (2)	5,761	2,033	3,728	—	—
Operating lease obligations (3)	41,319	8,501	9,840	4,736	18,242
Acquisition payments (4)	4,610	3,660	950	—	—
CONEXIS holdback obligation (5)	10,000	10,000	—	—	—
Total	$141,290	$24,194	$94,118	$4,736	$18,242

(1)

Credit facility: as of September 30, 2014 is $125.0 million with a variable interest rate of base rate plus a spread of 0.00% to 0.25% per annum or LIBOR plus a spread of 1.75% to 2.25% per annum, and a maturity date of July 21, 2017. At September 30, 2014, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of September 30, 2014 of 2.58% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013.
(5)	Expected payment of holdback amount related to the CONEXIS acquisition, expected to be paid on August 1, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of September 30, 2014, we had cash and cash equivalents of $386.4 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future interest income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2014, we had outstanding principal of $79.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the credit agreement, plus a spread of 0.00% to 0.25%, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.75% to 2.25%, as of September 30, 2014. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. During this past year, we have added several new features to our participant site and have continued to enhance the site’s mobile compatibility. To increase the value we deliver to our clients, we have also updated the look and feel of our client facing website with the addition of a new graphic dashboard providing users access to key metrics. Scalability of our platform also remains an on-going focus as our platform volume increases. We continue to make investments in technology stack upgrades, to ensure stability and performance of our applications for our clients and participants. Our health and wellness offerings continue to be expanded to include online claims for our wellness product and the integration of a Wellness Portal to provide our users with the most up-to-date health and wellness information. We are developing new technology to handle the enrollment, billing, customer service and payment processing matters associated with a health care carrier’s offerings on the public health insurance exchanges. Despite quality testing of the technology prior to use, it may contain errors that impact its function and performance and this may result in negative consequences. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development.

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

As of December 31, 2013, we had $54.6 million of federal and $96.4 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will expire beginning in 2024 through 2029 for U.S. federal income tax purposes and beginning in 2015 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $4.3 million and $2.0 million, respectively. The federal research credit carryforwards expire beginning in 2022 through 2033, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss or our research and development credits during the carryover periods.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of September 30, 2014, we had 35,302,343 shares of our common stock outstanding. In addition, as of September 30, 2014, there were outstanding options to purchase 3,365,254 shares of our common stock and 638,561 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: November 6, 2014	By:	/s/ Colm Callan
Colm Callan
Chief Financial Officer
(Principal Financial Officer)

/s/ Colm Callan
Colm Callan
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment to Credit Agreement, dated as of July 21, 2014, by and among Registrant, the guarantors party thereto, the lenders party thereto and MUFG Union Bank, N.A. (formerly Union Bank, N.A.)	10-Q	001-35232	10.1	08/04/2014
10.2	Asset Purchase Agreement by and among the Company, Conexis Benefits Administrators, LP, and Word & Brown Insurance Administrators, Inc., dated as of August 1, 2014					X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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