Form 10-K
period 2014-12-31
WAGEWORKS, INC.
filed 2015-02-26
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K


 ☒	(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to  Commission File Number: 001-35232

WAGEWORKS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Park Place, 4th Floor
San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 577-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,569,799,789 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2015, there were 35,540,372 shares of the registrant’s common stock outstanding.

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

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers.  We are solely dedicated to administering CDBs, including pre-tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States. We also administer Consolidated Omnibus Budget Reconciliation Act, or COBRA, continuation services to employer clients.

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

We administer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits. As part of our COBRA program, we offer a direct billing service where former employee participants pay for coverage they elect to continue and we ensure our employer clients meet the challenging aspects of COBRA compliance and administration.

We market and sell our CDB programs through multiple channels, including direct sales to large enterprises, direct sales and through brokers to small-and medium-sized businesses, or SMBs, direct sales to industry purchasing and affiliate groups, through channel partners and within private exchanges. We administer enrollment, eligibility, billing and payment processing services to a customer for purposes of assisting in the administration of their  public health insurance exchange business.  Our enterprise sales force targets Fortune 1000 companies and generates new large account relationships through employer prospecting, consultant relationships and strategic partnerships. Our SMB distribution channel complements our enterprise sales channel. It consists of third-party advisors and institutional brokers that sell our CDB programs along with their own complementary products to SMBs. Our average sales cycle ranges from approximately two months for SMBs to six to nine months for our large institutional clients.

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

At January 31, 2015, we had over 4 million employee participants from approximately 45,000 employer clients. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to the employers and then the employers distribute the products to their employee base as the demand presents. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to still be submitting updated files of participants in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline. In 2014, employee participants used over 4.5 million WageWorks prepaid debit cards.

Part of our growth strategy is the acquisition and integration of TPAs, which we refer to as portfolio purchases. We completed the portfolio purchase of Crosby Benefit Systems, Inc., or CBS, in May 2013 and the acquisition of CONEXIS Benefits Administrators, LP, or CONEXIS, in August 2014.

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

The IRS imposes a $2,500 limit, indexed to inflation, on pre-tax dollar employee contributions made to a healthcare FSA for plan years that begin on or after January 1, 2014.  The carryover of up to $500 does not count against or otherwise affect the indexed $2,500 salary reduction limit applicable to each plan year. Employers themselves are able to contribute additional amounts in excess of this statutory limit, and may choose to do so in an effort to mitigate the impact of rising healthcare costs on their employees.

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

In order to be eligible for an HSA, an employee must be enrolled in a qualified High Deductible Health Plan, or HDHP, that is HSA-compatible and not be covered by any other impermissible coverage. HSAs have annual contribution limits. For 2014, the annual HSA contribution limit was $3,300 for an individual and $6,550 for a family, with allowable catch-up annual contributions of $1,000 for those aged 55 and older so that those individuals can accumulate adequate funds to meet their healthcare expense obligations. Withdrawals for non-medical expenses are treated similarly to those in an individual retirement account. Specifically, such withdrawals may provide tax advantages if taken after retirement age, and may incur penalties if taken earlier.

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

For commuter benefits, the maximum monthly amount that employees can exclude from gross income for federal income tax purposes and, in most cases, state income tax purposes is subject to a statutory limit that is periodically adjusted for inflation. For 2014, the monthly maximum is $130 for transit or vanpooling, $250 for parking and $20 for bicycle reimbursement. The Tax Increase Prevention Act of 2014, which was signed into law on December 19, 2014, retroactively adjusted the pretax limit for transit passes and vanpooling for 2014 to $250.

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

Our commuter programs include a parking catalog with over 4,900 selectable locations and purchasable transit products from over 650 transit operators covering every major metropolitan area,  and currently we fulfill over 11.5 million commuter orders each calendar year, including passes, smartcard loads,  direct pay loads, parking payments, vanpool vouchers and commuter cards, to commuters and their employers on an annual basis. We sell our commuter program to employers of all sizes and industries.

COBRA

We offer Consolidated Omnibus Budget Reconciliation Act, or COBRA, continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits which includes medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay for coverage they elect to continue. We handle the accounting and customer service for these separated employees, as well as interfacing with the carrier regarding the employees’ eligibility. At January 31, 2015, we provided COBRA services to approximately 15,000 employer clients.

Our Employer Clients

As of January 31, 2015, we had approximately 45,000 employer clients across a broad range of industries with over 4 million participating employees in all 50 states. Our employer clients include many of the Fortune 100 and Fortune 500 companies.

Our Technology Platforms

We run our services on three distinct on-demand technology platforms that have been designed to be highly scalable, and we closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.

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

Our third primary technology platform, known as Complink, is used to provide COBRA and direct bill services to our SMB and enterprise clients. This feature-rich, integrated platform automates COBRA and direct bill administration activities and operations, and helps to ensure the administration of these programs in compliance with applicable law.

In 2014, we continued to develop and implement new features to enhance the participant and client user experience on our enterprise platform. These efforts touched all areas, including the participant mobile application (mobile app), participant website, client website, reporting, plan design and administration.

We continued our focus on the mobile experience by introducing a new mobile app with an updated look and feel. New app features allow participants to submit commuter and wellness claims, direct payments to healthcare and dependent care providers, and choose between text messages and emails for their account alerts and notifications.

The participant site was enhanced with self-service tools, including a robust search feature for claims and activity and a streamlined online claims experience. HSA enhancements included two new HSA calculators, visibility to incentive funding, and monitoring HSA contributions compared to the IRS maximum. A new web security features page provides an overview of how we protects user data and tips for participants to better protect their information.

Our client-focused enhancements included additional customization features available across the platform, additional carryover and plan design options, more self-service tools and additional reports. We also continued to implement enhancements to our internal applications, consolidate internal platforms, and automate processes to more efficiently implement and serve our users.

Operations

Operation Support Services

We provide operational support services to our clients, including customer support center servicing and claims processing.

Our customer support center servicing team is responsible for handling all incoming calls from our employee participants and is focused on continually improving the participants’ customer service experience. Our team is trained to provide support on all our product offerings and is cross trained to support our claims servicing team. The customer support center servicing team is responsible for resolving any issues or problems an employee participant may have, including: education as to how our programs work; to what benefits an employee participant may be entitled; how to submit a claim for reimbursement; and why an employee participant may need to provide additional detail before a particular transaction is approved. We also have an executive escalations team that is trained to respond to any significant service issues that arise. Our customer support center team serviced approximately 4.2 million calls in 2014.

Our claims servicing team is responsible for processing all incoming claims for payment or reimbursement directly to providers or participants. This team reviews and adjudicates claims to ensure they meet all compliance and employer plan requirements and communicates with participants regarding the status of their claims using our in-house claims center technology tool. Like the customer support center servicing team, the claims servicing team is trained to support the customer support center servicing team when demand dictates. In 2014, the claims servicing team processed approximately 9.9 million claims and card use verification forms.

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

In 2014, our operations team delivered over 4.5 million healthcare and commuter prepaid debit cards, and we fulfill over 11.5 million commuter orders each calendar year.

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

We also sell our customer service, enrollment, eligibility, billing and payment processing services to a customer for purposes of assisting in the administration of their public health insurance exchange business.

Business Development

In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of seven TPAs: MHM Resources, or MHM, in September 2007, Creative Benefits, or CB, in September 2008, Planned Benefit Systems, or PBS, in August 2010, the CDB assets of a division of Fringe Benefits Management Company, or FBM, in November 2010, CS in January 2012, BCI in December 2012 and CBS in May 2013. In addition, we have completed two acquisitions, TC in February 2012 and CONEXIS in August 2014. We migrate acquired clients to our proprietary technology platforms over time following the completion of a portfolio purchase. The acquired portfolios often contain a mix of large employer clients and SMB clients. In general, larger clients will be transitioned to our v5 platform and smaller clients will be transitioned to the WinFlexOne platform. This process is usually completed over a 12-to-24-month period. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients.

Marketing

We market ourselves as a leader in administering CDBs through three primary channels:

Public Communications

Our public communications efforts include:

•	Our public websites, which include information about WageWorks, our CDB programs and developments in the CDB industry;
•	Our public social media sites, which include information about our products and company, the industry, and general information about healthcare and commuting designed for general public;
•	Our nationwide media campaign to educate the public about CDBs, which includes print, online and broadcast media stories, as well as utilization of social media;
•	Participation in trade shows, conferences and other events with the goal to educate employers, employees, brokers, and others in the industry about CDBs and about WageWorks practices;
•	Direct outreach to educate employers or employees via promotions, street teams, seat drops, that focus on explaining the nature of CDBs;
•	Partnerships with other providers in the industry that share the same goal to educate the public about CDBs; and
•

Involvement with various industry organizations, such as the Employers Council on Flexible Compensation, the Special Interest Group for IIAS Standards, the HSA Council and the Society of Human Resource Management.

Client Communications

Our client communications initiatives include:

•	Updating the public websites and our owned social media properties to educate clients on the state of the industry and news about WageWorks;
•	Publishing client newsletters and other direct mail or email messages with information about us, our products and the industry;
•	Providing clients with educational programs, such as webinars, case studies, savings examples and white papers via online and offline channels;
•

Creating education and awareness tools for employees to support clients’ annual open enrollment processes, including our annual open enrollment webinar series, planning support, materials gallery, and custom marketing plans, where applicable; and

•	In cooperation with our compliance team, providing clients with regulatory updates and guidance as they occur.

Participant Communications

Our participant communications efforts include:

•	Providing online or offline open enrollment materials that are easy for employees to understand and use to make a decision about participation;
•	Preparing welcome materials and introductory guides to help new participants get started;
•	Providing ongoing educational resources for participants regarding program features, benefits and regulatory changes;
•	Ongoing updates on how to make the best use of the benefit via email messaging; and
•	Deep product education and help related content for participants featured on all owned websites and designed owned social properties.

Partner/Broker Communications

Our partner and broker communication efforts include:

•	Updates about our industry and our offerings to all public websites and our owned social media properties;
•	Designated events to educate partners, brokers and channels about us; and
•	Email updates or offline updates about WageWorks and the state of the industry.

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

ERISA

Certain of our CDB programs are covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, which governs the structure of “employee benefits plans.” ERISA does not typically apply to dependent care FSAs, HSAs or any of our commuter programs, or to agreements with churches or governments. ERISA generally imposes extensive reporting requirements on employers, as well as an obligation to provide detailed disclosure to covered individuals, which includes both employees and beneficiaries. The Department of Labor can bring enforcement actions or assess penalties against employers for failing to comply with ERISA’s requirements. Participants may also file lawsuits against employers under ERISA.

HIPAA, Privacy and Data Security Regulations

In connection with processing data on behalf of our clients and participants, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers. As part of the payment-related aspects of our business, we may also undertake security-related obligations arising out of the Gramm-Leach-Bliley Act and the Payment Card Industry guidelines applicable to card systems.

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

Healthcare Reform

In March 2010, the federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, or HCERA. These laws amended various provisions in many federal laws, including the Internal Revenue Code of 1986, as amended, or the Code, and ERISA. These amendments include numerous coverage changes affecting group health plans, which now apply to insurers and governmental plans, as well as employer-sponsored health plans, including self-insured plans. Future provisions of PPACA await regulations and may have an impact on employee health plans, including self-funded CDB accounts, including HSAs. One such proposed regulation includes an excise tax on high-cost health plans, which is scheduled to be enacted in 2018. As currently written, this proposed excise tax would be 40% of the amount over a set threshold, and includes medical plan premiums, employer contributions to CDB accounts and tax-advantaged employee contributions to HSAs and healthcare FSAs.

Competition

The market for CDBs, as well as COBRA and direct bill services is highly competitive, rapidly evolving and fragmented. Key categories of competitors include:

•	National CDB specialists, such as TASC, Inc.;
•	Health insurance carriers, such as Aetna or UHC;
•	Human resources consulting firms, such as Aon Hewitt;
•	Payroll providers, such as ADP or Ceridian;
•	Small regional TPAs focused on CDBs; and
•	With respect to CDBs, commercial banks, such as Bank of America.

Sales opportunities are presented through a number of different channels and often involve direct competition and requests for proposal processes. Many of our competitors, such as health insurance carriers, payroll providers, human resources consulting firms and commercial banks, offer CDB and/or COBRA and direct bill programs as non-core offerings bundled with their main products and services. We also compete against many regional TPAs who often lack sufficient resources to rapidly implement new technologies or to tailor their operations and service offerings in response to evolving rules and regulations. We further compete against the limited number of other specialists for CDB and other benefit programs.

Our ability to compete successfully depends on a number of factors, including:

•	our products’ performance and cost relative to that of our competitors;

•	the quality of service that we provide to our employer clients and their employee participants;
•	our ability to easily identify, acquire and integrate client portfolio purchases; and
•	our industry leadership and expertise.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, some of these competitors may choose to devote greater resources to the development, promotion, sale and support of their products and services. We believe our focus on CDB and benefit continuation programs, our high quality service and our highly scalable delivery model are the principal basis on which we can compete in the market. We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by our existing competitors or new companies entering our market.

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

Employees

At December 31, 2014, we had 1,675 employees, including 1,548 full-time employees, 15 part-time employees and 112 temporary or seasonal employees. There are 116 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the United States or work remotely from various locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Legal Proceedings

From time-to-time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time-to-time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of December 31, 2014, we are not a party to any litigation whereby the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed seven portfolio purchases and two acquisitions. Our most recent acquisition of CONEXIS was completed in August 2014. Our successful integration of these portfolio purchases and acquisitions into our operations on a cost-effective basis is critical to our future financial performance. While we believe that there are numerous potential portfolio purchases and acquisitions that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases or acquisitions in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and acquisitions may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisitions, including:

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

•	possible write-offs or impairment charges that result from acquisitions and portfolio purchases;
•	unanticipated or unknown liabilities that relate to purchased businesses;
•	the need to implement or improve internal controls relating to privacy, security and data protection;
•	the need to integrate purchased businesses’ accounting, management information, human resources, and other administrative systems to permit effective management; and
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

Failure to ensure and protect the confidentiality and security of participant data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our results of operations, business or financial condition.

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

In addition, we outsource customer support center services and claims processing services to third-party service providers to whom we transmit certain confidential information of our employee participants. We have security measures in place with each of these service providers to help protect this confidential information, including written agreements that outline how protected health information will be handled and shared. However, there are no assurances that these measures, or any additional security measures that our service providers may have in place, will be sufficient to protect this outsourced confidential information from unauthorized security breaches.

We cannot assure you that, despite the implementation of these security measures, we will not be subject to a security incident or other data breach or that this data will not be compromised. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, or to pay penalties as a result of such breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data.  In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or service providers or by other persons or entities with whom we have commercial relationships.  Any compromise or perceived compromise of our security could damage our reputation with our clients, brokers and channel partners, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

We have incurred, and expect to continue to incur, significant costs to protect against and respond to security breaches.  We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

Breaches of our security measures or those of our third-party service providers or security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of employer client or employee participants’ information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions, and other potential liabilities.  If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide access, usage or maintenance and support services to our customers, may be impaired.  If current or prospective employer clients or employee participants believe that our systems and solutions do not provide adequate security for the storage of personal or other sensitive information or its transmission over the Internet, our business and our financial results could be harmed.  Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.  Any actual or perceived compromise or breach of our security measures, or those of our service providers, or any unauthorized access to, misuse or misappropriation of consumer information or other confidential business information, could violate applicable laws and regulations, contractual obligations or other legal obligations and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, any of which could have an material adverse effect on our business, financial condition and operating results.

Our business is subject to a variety of laws and regulations, including those regarding privacy, data protection and information security, and our customers, channel partners and service providers are subject to regulations related to the handling and transfer of certain types of sensitive and confidential information and any failure of our infrastructure, platform or solutions to comply with or enable our customers, channel partners and service providers to comply with applicable laws and regulations would harm our business, financial condition and operating results.

As part of our business, we collect employee participants’ personal data for the sole purpose of processing their benefits. Our services and solutions are subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data.  Among other things, we have access to, and our employer clients and employee participants are able to use our solutions to handle and transfer, personally identifiable information and other data of our current and prospective employee participants and others.  The U.S. federal and various state and other jurisdictional governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.  In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.  We are also bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.  Although we are working to comply with applicable laws, regulations, industry standards, contractual obligations and other legal obligations that apply to us, these are evolving and may be modified, may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations or our practices.

In addition, various federal, state and other legislative or regulatory bodies have in place and may enact new or additional laws and regulations mandating certain disclosures, including disclosures of personally identifiable information, to domestic enforcement bodies, which could adversely impact our business, our brand or our reputation with employer clients and employee participants.  Despite our efforts to protect customer data, perceptions that the privacy of personal information is not satisfactorily protected in connection with our products or services could inhibit sales of our products or services, could limit adoption of our services by consumers, businesses, and government entities, and could expose us to claims or litigation.  Additional privacy- or data security-related measures we may take to address such customer concerns, constraints on our flexibility to determine how to respond to customer expectations or governmental rules or actions, or costs associated with compliance with law enforcement or other regulatory authority demands or requests may adversely affect our business and operating results.

Any failure or perceived failure by us to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations relating to privacy or data security, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental or regulatory investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our employer clients, employee participants, and others to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations.

Our services and solutions are subject to numerous laws and regulations related to the privacy and security of personal health information, including those promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as the Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, which require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form.  Further, our services and solutions are subject to Payment Card Industry, or PCI, data security standards that impose requirements regarding the storage and processing of payment card information.  If we cannot comply with, or if we incur a violation of, any of these obligations, we could incur significant liability or our growth could be adversely impacted, either of which could have an adverse effect on our reputation, business, financial condition and operating results.

We expect that there will continue to be new proposed laws, regulations, industry standards, contractual obligations and other obligations concerning privacy, data protection and information security and we cannot yet determine the impact of such future laws, regulations, standards and obligations may have on our business.  Future laws, regulations, standards and other obligations, or changed interpretations of the foregoing, could, for example, impair our ability to collect, use or store information that we utilize to provide our services, thereby impairing our ability to maintain and grow our total customer base and increase revenues.  New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may impact our business and practices.  We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited.  These developments could harm our business, financial condition and results of operations.

Any such new laws, regulations, industry standards, or other legal obligations or any changed interpretation of existing laws, regulations, industry standards, or other obligations may require us to incur additional costs and restrict our business operations.  If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or any changed interpretations of the foregoing, we may be subject to litigation, regulatory investigations, enforcement actions, inquiries, prosecutions, fines or other liabilities, as well as negative publicity and a potential loss of business.  Moreover, if future laws, regulations, industry standards, or other legal obligations, or any changed interpretations of the foregoing, limit the ability of our customers, channel partners or service providers to use and share personally identifiable information or other data or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase and our business, financial condition and operating results could be harmed.

A breach of our IT security, loss of customer data or system disruption could have a material adverse effect on our results of operations, business or financial condition and reputation.

Our business is dependent on our transaction, financial, accounting and other data processing systems, as well instances of third-party service provider systems that we use to provide our services. We rely on these systems to process, on a daily basis, a large number of complicated transactions. Any security breach in our business processes and/or systems, or those third-party systems that we use, has the potential to impact our customer information and our financial reporting capabilities which could result in the potential loss of business and our ability to accurately report information. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could potentially lose control of customer data and we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. In addition, any issue of data privacy as it relates to unauthorized access to or loss of employer client and/or employee participant information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties. Our continued investment in the security of our IT systems, continued efforts to improve the controls within our IT systems and those of any service providers that we use to provide our services, business processes improvements, and the enhancements to our culture of information security may not successfully prevent attempts to breach our security or unauthorized access to confidential, sensitive or proprietary information.

In addition, we depend on information technology networks and systems to collect, process, transmit and store electronic information and to communicate among our locations and with our channel partners, service providers, employer clients and employee participants. Security breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We also are required at times to manage, utilize and store sensitive or confidential employer client and employee participant data, as well as our own employee data in the regular course of business. As a result, we are subject to numerous laws and regulations designed to protect this information, including various U.S. federal and state laws governing the protection of health or other individually identifiable information, all of which are further described in our Annual Report on Form 10-K under the heading “Business — Government Regulation”. If any person, including any of our personnel, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems or those we develop or utilize in connection with our provision of services, whether by our personnel or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, breach of confidential information, regulatory actions, reputational harm or legal liability.

Should we experience a disaster or other business continuity problem, either natural or man-made, our ability to protect our infrastructure, including customer data, and maintain ongoing operations will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations.

In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Our business continuity plan may not be successful in mitigating the effects of a disaster or other business continuity problem. We could potentially lose client data, experience a breach of security or confidential information, or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster.

We will continue to regularly assess and take steps to improve upon our business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, breach of confidential information, regulatory actions, reputational harm, damaged client relationships and legal liability.

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

We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Alegeus. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.

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

As of December 31, 2014, we had $38.5 million of federal and $47.0 million of state net operating loss carryforwards available to offset future taxable income. The state net operating loss carryforward is on the post-apportionment basis. These net operating loss carryforwards will expire beginning in 2024 through 2033 for U.S. federal income tax purposes and beginning in 2018 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $4.7 million and $2.4 million, respectively. The federal research credit carryforwards expire beginning in 2022 through 2034, if not fully utilized. The California research credit carries forward indefinitely. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and similar state tax law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss or our research and development credits during the carryover periods.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of December 31, 2014, we had 35,479,360 shares of our common stock outstanding. In addition, as of December 31, 2014, there were outstanding options to purchase 3,206,316 shares of our common stock and 637,436 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 38,249 square feet of space under a lease that expires in December 2014. We have additional facilities in Arizona, California, Florida, Massachusetts, New York, Ohio, Rhode Island,  Texas, Vermont and Wisconsin under various that will expire between November 2012 and January 2023. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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

	Price Range
	High	Low
Fiscal 2013:
First Quarter (January 1, 2013 - March 31, 2013)	$26.25	$17.32
Second Quarter (April 1, 2013 - June 30, 2013)	$34.95	$23.91
Third Quarter (July 1, 2013 - September 30, 2013)	$56.97	$32.88
Fourth Quarter (October 1, 2013 - December 31, 2013)	$62.58	$46.59

	Price Range
	High	Low
Fiscal 2014:
First Quarter (January 1, 2014 - March 31, 2014)	$68.31	$52.90
Second Quarter (April 1, 2014 - June 30, 2014)	$58.36	$33.04
Third Quarter (July 1, 2014 - September 30, 2014)	$49.95	$39.31
Fourth Quarter (October 1, 2014 - December 31, 2014)	$64.99	$43.44

Stockholders

As of February 20,  2015, according to the records of our transfer agent, there were 34 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2014. The chart assumes $100 was invested on May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2010	2011	2012	2013	2014

	(in thousands, except per share data)
Operations:
Revenues	$115,047	$135,637	$177,282	$219,278	$267,832
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	50,205	55,651	64,647	81,918	100,226
Sales and marketing, technology and development and general and administrative	49,044	55,099	78,029	93,772	115,565
Amortization and change in contingent consideration	7,764	11,327	15,674	11,612	20,992
Total operating expense	107,013	122,077	158,350	187,302	236,783
Income from operations	8,034	13,560	18,932	31,976	31,049
Other income (expense):
Interest income	220	36	36	17	5
Interest expense	(188)	(494)	(1,772)	(1,339)	(1,612)
Interest expense: amortization of convertible debt discount	(21,107)	—	—	—	—
Other, net	(5,413)	351	429	248	743
Income (loss) before income taxes	(18,454)	13,453	17,625	30,902	30,185
Income tax (provision) benefit	1,204	19,868	(7,126)	(9,203)	(11,943)
Net income (loss)	(17,250)	33,321	10,499	21,699	18,242
Accretion of redemption premium (expense) benefit	(6,740)	(6,209)	(2,301)	—	—
Net income (loss) attributable to common stockholders	$(23,990)	$27,112	$8,198	$21,699	$18,242

Net income (loss) per share attributable to common stockholders:
Basic	$(15.70)	$17.65	$0.45	$0.65	$0.52
Diluted	$(15.70)	$1.43	$0.33	$0.62	$0.50
Weighted Average Common Shares Outstanding
Basic	1,528	1,536	18,138	33,626	35,145
Diluted	1,528	20,086	24,414	35,277	36,330

Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,280	$154,621	$305,793	$359,958	$413,301
Working capital	(43,311)	(35,816)	46,362	68,843	61,467
Total assets	206,831	278,696	519,970	599,655	794,715
Total liabilities	182,254	218,584	363,559	371,523	515,291
Total redeemable convertible preferred stock	75,960	82,169	—	—	—
Total stockholders' equity (deficit)	(51,383)	(22,057)	156,411	228,132	279,424

In fiscal 2012, the revenue growth and associated increase to cost of revenues and other operating expenses were driven by post-purchase revenue from our acquisitions of Choice Strategies and TransitChek which were acquired in January 2012 and February 2012, respectively. The revenue growth and associated increases to cost of revenues and other operating expenses in fiscal 2013, was driven by post-purchase revenue from the acquisitions of Benefit Concepts and Crosby Benefit Systems, which were acquired in December 2012 and May 2013, respectively. Similarly, the revenue growth and associated increase in cost of revenues and other operating expenses in fiscal 2014, was driven by post-purchase revenue from the acquisition of CONEXIS, which was acquired in August 2014. In addition, changes in the estimated fair value of contingent consideration related to our acquisitions are included within the amortization and change in contingent consideration line item in the consolidated statement of income. The nature of these changes are disclosed within Note 1 to our consolidated financial statements under “Fair Value of Financial Instruments” and within our Management’s Discussion and Analysis of this Form 10-K.

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

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers.  We are solely dedicated to administering CDBs, including pre –tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States. We also administer Consolidated Omnibus Budget Reconciliation Act, or COBRA, continuation services to employer clients.

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

We administer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits. As part of our COBRA program, we offer a direct billing service where former employee participants pay for coverage they elect to continue and we ensure our employer clients meet the challenging aspects of COBRA compliance and administration.

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

We also sell our customer service, enrollment, eligibility, billing and payment processing services to a customer for purposes of assisting in the administration of their public health insurance exchange business.

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

Our growth strategy includes acquiring and integrating smaller TPAs to expand our employer client base. Consistent with this acquisition strategy, we have made seven portfolio purchases and two acquisitions since 2007. Our model for these portfolio purchases and acquisitions generally involves a payment at closing of the transaction and contingent payments based on achievement of revenue growth targets. Our most recent acquisition of CONEXIS in August 2014 did not include a contingent consideration payment. Portfolio purchases and acquisitions may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues in the short term as we migrate acquired clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase and we intend to continue executing our focused strategy of portfolio purchases to broaden our employer client base.

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

COBRA Revenue

Our COBRA revenue, is derived from the administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs. Our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies.

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

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of December 31,  2014, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

At December 31, 2014,  we had federal and state operating loss carryforwards of approximately $38.5 million and $47.0 million, respectively, available to offset future regular and alternative minimum taxable income. The state net operating loss carryforward is on the post-apportionment basis. Our federal net operating loss carryforwards expire in the years 2024 through 2033, if not utilized. The state net operating loss carryforwards expire in the years 2018 through 2033. The federal and state net operating loss carryforwards include excess tax deductions related to stock options in the amount of $21.8 million and $16.2 million, respectively. When utilized, the related excess tax benefit will be booked to additional paid-in capital. We also have tax deductible goodwill related to asset acquisitions.

We have federal and California research and development credit carryforwards of approximately $4.7 million and $2.4 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in 2022 through 2034, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

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

Revenue Recognition

We report revenue for the following product lines: healthcare, commuter, COBRA and other services.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, there is a fixed or determinable fee, delivery has occurred, and collectability is reasonably assured.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. An asset group is the lowest level at which cash flows can be identified that are largely independent of the cash flows of other asset groups. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. We have determined that the entity level is the lowest level at which cash flows can be identified that are largely independent of the cash flows of other assets and liabilities as our revenue is interdependent on the revenue-producing activities and significant shared operating activities of all long-lived assets. The entity level is the aggregation of our revenue streams arising from the administration of employer client sponsored healthcare programs, commuter programs, COBRA programs and other programs. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We perform an annual goodwill impairment test on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The impairment tests are performed in accordance with Financial Accounting Standards Board (FASB) ASC 350, Intangibles—Goodwill and Other, or ASC 350. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment analysis is a two-step process: First, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If we determine that the estimated fair value of the reporting unit is less than its carrying value, we move to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill in a manner similar to a purchase price allocation. ASC 350 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments also expand upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, our specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. At December 31, 2014,  we completed our annual goodwill impairment assessment and management concluded that no indicators of an impairment were determined to be present.

When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, our one reporting unit was determined to be our single reportable segment in accordance with FASB ASC 280, Segment Reporting.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2014, our unrecognized tax benefits approximated $4.1 million, and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Stock-Based Compensation

Stock-based compensation for stock awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price and related volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends. The following table sets forth the weighted average assumptions used with respect to valuing option awards during 2012,  2013 and 2014.

	Year Ended December 31,
	2012	2013	2014
Expected volatility	52.79%	51.43%	46.90%
Risk-free interest rate	1.26%	1.09%	1.87%
Expected term (in years)	6.60	6.00	6.09
Dividend yield	—%	—%	—%

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

Results of Operations

Revenue

	Year Ended December 31,			Change from prior year

	2012	2013	2014	2013	2014

Revenue:	(in thousands)
Healthcare	$112,905	$135,140	$155,989	20%	15%
Commuter	51,817	59,579	61,776	15%	4%
COBRA	8,157	15,047	31,996	84%	113%
Other	4,403	9,512	18,071	116%	90%
Total revenue	$177,282	$219,278	$267,832	24%	22%

Healthcare Revenue

The $20.8 million increase in healthcare revenue from 2013 to 2014 was primarily due to an $18.7 million increase in FSA and HRA revenue. The FSA and HRA revenue increase was primarily driven by growth in new employee participation in our programs of $9.2 million, post-purchase revenues for CONEXIS, which was acquired in August 2014, of $5.7 million and an interchange fee revenue increase of $2.9 million due to increased debit card usage as well as an increase in the number of debit cards issued. FSA and HRA also increased by $0.9 million in POP revenue, during 2014 compared to 2013. The growth in healthcare revenue was further driven by a $2.1 million increase in HSA revenue primarily due to growth in participation of our HSA programs.

The $22.2 million increase in healthcare revenue from 2012 to 2013 was primarily due to a  $17.0 million increase in FSA revenue, which was driven by an increase of $7.5 million related to the Aflac channel partner arrangement, $5.4 million in post-purchase revenues for BCI, which was acquired in December 2012, $1.2 million from the addition of a large employer client in the first quarter of 2013 and $1.3 million in post-purchase revenues for CBS, which was acquired in May 2013. The growth in healthcare revenue was further driven by a $4.3 million increase in HRA revenue primarily due to the addition of a large employer client and $1.0 million increase in HSA revenue due to growth in participation of our HSA programs.

Commuter Revenue

The $2.2 million increase in commuter revenue from 2013 to 2014 was primarily driven by a $0.9 million increase in our commuter benefit programs, due to growth in the number of employee participants in these programs. The remainder of the commuter revenue growth was primarily driven by increased interchange revenue of $0.8 million as a result of increased debit card usage and a full year of revenue from CBS of $0.3 million.

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

COBRA Revenue

The $16.9 million increase in COBRA revenue from 2013 to 2014 was primarily driven by $15.9 million in post-purchase revenues for CONEXIS. The remainder of the COBRA revenue growth was primarily driven by increased participation by employer clients in our COBRA administration services.

The $6.9 million increase in COBRA revenue from 2012 to 2013 was primarily driven by the inclusion of $5.7 million in post-purchase COBRA revenues for BCI and $0.5 million in post-purchase revenues for CBS. The remainder of the COBRA revenue growth was primarily driven by increased participation by employer clients in our COBRA administration services.

Other Revenue

The $8.6 million increase in other revenue from 2013 to 2014 was primarily driven by $8.2 million in post-purchase revenues for CONEXIS, with the remainder of the increase due to increases in our gym and tuition reimbursement programs.

The $5.1 million increase in other revenue from 2012 to 2013 was primarily driven by the inclusion of $3.8 million in post-purchase revenues for BCI and $1.0 million in post-purchase revenues for CBS.

Cost of Revenue

	Year Ended December 31,			Change from prior year

	2012	2013	2014	2013	2014

	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$64,647	$81,918	$100,226	27%	22%
Percent of revenue	36%	37%	37%

The $18.3 million increase in cost of revenues from 2013 to was primarily due to the inclusion of post-purchase expense of $10.3 million for CONEXIS, as well as increases in outsourced services costs of $4.0 million due to processing and supporting an increased number of employee participants. Cost of revenues was further driven by an increase in salaries and personnel-related costs of $1.5 million due to an increase in headcount to support employee participant growth and an increase in stock-based compensation expense of $1.2 million due to new grants of stock options and performance-based restricted stock units. Cost of revenues was also driven by an increase travel and entertainment of $0.4 million to support our sales efforts and acquisition related travel as well as an increase in postage and printing costs of $0.3 million as we transitioned certain COBRA printing costs to an outside vendor. The remainder of the increase in cost of revenues is primarily due to platform losses during 2014 as well favorable platform loss adjustments in 2013.

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

Technology and Development

	Year Ended December 31,			Change from prior year

	2012	2013	2014	2013	2014

	(in thousands)
Technology and development	$18,849	$21,459	$27,741	14%	29%
Percent of revenue	10%	10%	10%

The $6.3 million increase in technology and development expenses from 2013 to 2014 was primarily due to the inclusion of post-purchase expense of $6.2 million for CONEXIS as well as a $0.4 million increase in stock-based compensation expense due to new grants of stock options. These increases were partially offset by higher capitalization of internally developed software projects which reduced the amount of expense recognized year over year, as we had a greater number of software projects in 2014 as compared to 2013, partly driven by new software projects related to our acquisition of CONEXIS.

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

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As a result of our focus on technology development and our acquisition of CONEXIS, we expect our technology and development expenses to increase in dollar amount in future periods. The timing of development and enhancement of projects, including whether they are in phases where costs are capitalized or expensed, could significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Year Ended December 31,			Change from prior year

	2012	2013	2014	2013	2014

	(in thousands)
Sales and marketing	$30,341	$34,676	$44,940	14%	30%
Percent of revenue	17%	16%	17%

The $10.3 million increase in sales and marketing expense from 2013 to 2014 was primarily due to the inclusion of post-purchase expense of $5.3 million for CONEXIS as well as an increase in salaries and personnel-related costs of $2.4 million due to hiring sales and marketing personnel to implement various new sales and marketing programs and to a lesser extent a full year of costs related to the CBS portfolio purchase, which was acquired in May 2013. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $1.4 million due to new grants of stock options and performance-based restricted stock units. Sales and marketing expense was also driven by an increase of $0.5 million in ongoing promotional marketing initiatives. Outside sales commissions driven by increased sales volumes through our broker relationships and travel and entertainment increased sales and marketing expense by $0.4 million.

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

General and Administrative

	Year Ended December 31,			Change from prior year

	2012	2013	2014	2013	2014

	(in thousands)
General and administrative	$28,839	$37,637	$42,884	31%	14%
Percent of revenue	16%	17%	16%

The $5.2 million increase in general and administrative expenses from 2013 to 2014 was primarily driven by the inclusion of post-purchase expense of $2.8 million for CONEXIS and $2.3 million in stock-based compensation expense, primarily due to new grants of stock options, restricted stock units and performance-based restricted stock units.

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

Amortization and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year

	2012	2013	2014	2013	2014

	(in thousands)
Amortization and change in contingent consideration	$15,674	$11,612	$20,992	-26%	81%

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

The $9.4 million increase in the amortization and change in contingent consideration line item from 2013 to 2014 was driven by a re-measurement of the contingent consideration related to BCI, which took place in the third quarter of 2013, as the timing of anticipated partnerships and employer clients were deferred until later in 2014 and into 2015, which reduced the forecasted BCI revenues used in the determination of the contingent consideration. Due to the re-measurement, a $6.0 million gain was recognized in 2013 while no such gains were recognized during 2014. The remaining increase is due primarily to additional amortization expense from acquired intangible assets related to the CONEXIS acquisition and additional amortization of capitalized software development costs.

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

Other Income (Expense)

	Year Ended December 31,

	2012	2013	2014

	(in thousands)
Interest income	$36	$17	$5
Interest expense	(1,772)	(1,339)	(1,612)
Other income	48	248	743

The increase in the other income line item from 2013 to 2014 is due to a gain related to the settlement of a dispute with a third party.

The decrease in interest expense from 2012 to 2013 was due to the repayment of outstanding debt borrowed under our credit facility with Union Bank, N.A. in 2013.

Income Taxes

	Year Ended December 31,

	2012	2013	2014

	(in thousands)
Income taxes provision	$(7,126)	$(9,203)	$(11,943)

The change from 2013 to 2014 was primarily the result of an increase in federal income taxes driven by an increase in the overall tax rate for 2014 when compared to 2013. The overall tax rate in 2013 had a reduction as compared to 2014, due to permanent tax items related to non-deductible changes in the fair value of our contingent consideration.

The change from 2012 to 2013 was primarily the result of an increase in federal income taxes, driven by higher taxable income year over year, partially offset by a reduction in overall tax rate due to permanent tax items primarily related to non-deductible changes in the fair value of contingent consideration.

Liquidity and Capital Resources

At December 31,  2014, our principal sources of liquidity were cash and cash equivalents totaling $413.3 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities.

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

Union Bank Credit Facility

Debt consists of borrowings under a Credit Agreement, or Revolver, with MUFG Union Bank, N.A. (formerly Union Bank, N.A.), or UB, under which we can borrow an aggregate principal amount of up to $125.0 million, with a $15.0 million subfacility for the issuance of letters of credit. At December 31, 2014, we had $79.6 million principal amount outstanding under the Revolver. The debt under the Revolver is scheduled to mature on July 21, 2017.

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents as of December 31, 2013 and 2014:

	December 31,

	2013	2014

	(in thousands)
Cash and cash equivalents, end of period	$359,958	$413,301

The following table presents information regarding our cash flows for the years ended December 2012,  2013 and 2014:

	Year Ended December 31,

	2012	2013	2014

	(in thousands)
Net cash provided by operating activities	$56,133	$61,705	$54,423
Net cash used in investing activities	(7,554)	(27,555)	(65,535)
Net cash provided by financing activities	102,593	20,015	64,455
Net increase in cash and cash equivalents	$151,172	$54,165	$53,343

Cash Flows from Operating Activities

	Year Ended December 31,

	2012	2013	2014

	(in thousands)
Net cash provided by operating activities	$56,133	$61,705	$54,423

Net cash provided by operating activities decreased in 2014 when compared to 2013 by $7.3 million, primarily due to an increase in accounts receivable in 2014 when compared to 2013, primarily from the timing and receipt of billing for funds owed by employer clients as well as the timing of our billing and employer client payments of prefunds in our customer obligations account when compared to a year ago.

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

Cash Flows from Investing Activities

	Year Ended December 31,

	2012	2013	2014

	(in thousands)
Net cash used in investing activities	$(7,554)	$(27,555)	$(65,535)

Net cash used in investing activities increased in 2014 compared to 2013, primarily due to cash used in the acquisition of CONEXIS of $44.3 million, net of cash received, during the third quarter of 2014, partially offset by a payment of $15.0 million during the third quarter of 2013, in connection with an advanced payment made to Ceridian for the employer clients that are expected to transition to us, while no such payment was made during 2014. Cash used in investing activities was further increased by capitalized internal use software for various new software projects when compared to 2013, as well as an increase in purchased equipment.

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

Cash Flows from Financing Activities

	Year Ended December 31,

	2012	2013	2014

	(in thousands)
Net cash provided by financing activities	$102,593	$20,015	$64,455

Net cash provided by financing activities increased in 2014 compared to 2013, primarily due to cash received from borrowing on our line of credit with UB, to partially fund the acquisition of CONEXIS. Cash provided by financing activities was further increased by a $15.0 million repayment of debt in the third quarter of 2013 under our line of credit with UB while no such payment was made in 2014. These increases were partially offset by cash received from our follow-on offering that took place in the first quarter of 2013 of $11.6 million, while no proceeds for follow-on offerings were received in 2014 as well as decreases in proceeds received from the exercise of stock options and issuance of stock under our employee stock purchase plan totaling in 2014.

Net cash provided by financing activities decreased in 2013 compared to 2012, primarily due to cash received from our initial public offering and drawdowns under the Revolver with UB during 2012 totaling $92.0 million while we did not have these transactions during 2013. Cash provided by financing activities were further decreased by a $15.0 million repayment of debt in 2013 under our Revolver with Union Bank. These decreases were partially offset by increases in proceeds received from the exercise of stock options and issuance of stock under our employee stock purchase plan totaling $12.6 million. The decreases in cash provided by financing activities were further offset by payments of contingent consideration made during 2012 totaling $14.7 million while payments of contingent consideration made during 2013 only totaled $6.6 million.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2014:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$79,600	$—	$79,600	$—	$—
Interest on long-term debt obligations (2)	5,244	2,030	3,214	—	—
Lease obligations (3)	41,263	9,493	9,965	9,609	12,196
Acquisition payments (4)	4,610	3,660	950	—	—
CONEXIS holdback obligation (5)	10,000	10,000	—	—	—
Total	$140,717	$25,183	$93,729	$9,609	$12,196

(1)

Credit facility: as of December 31, 2014 is $125.0 million with a variable interest rate of base rate plus a spread of 0.00% to 0.25% per annum or LIBOR plus a spread of 1.75% to 2.25% per annum, and a maturity date of July 21, 2017. At December 31, 2014, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of December 31, 2014 of 2.58% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023 and equipment under non-cancelable capital leases expiring at various dates through 2016.
(4)	Estimated undiscounted contingent consideration for companies acquired in 2012 and 2013.
(5)	Expected payment of holdback amount related to the CONEXIS acquisition, expected to be paid on August 1, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of December 31, 2014, we had cash and cash equivalents of $413.3 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2014, we had outstanding principal of $79.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the credit agreement, plus a spread of 0.00% to 0.25%, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.75% to 2.25%, as of December 31, 2014. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WageWorks, Inc.:

We have audited the accompanying consolidated balance sheets of WageWorks, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WageWorks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WageWorks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WageWorks Inc.:

We have audited WageWorks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WageWorks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, WageWorks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired CONEXIS Benefits Administrators, LP on August 1, 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, CONEXIS Benefits Administrators, LP’s internal control over financial reporting which represented 11% and 25%, respectively, of total revenues and total assets of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CONEXIS Benefits Administrators, LP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WageWorks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 26, 2015

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$359,958	$413,301
Restricted cash	331	332
Accounts receivable, net	32,863	54,453
Deferred tax assets - current	1,985	11,006
Prepaid expenses and other current assets	10,135	14,215
Total current assets	405,272	493,307
Property and equipment, net	26,532	39,137
Goodwill	97,636	157,109
Acquired intangible assets, net	42,786	94,776
Deferred tax assets	10,666	699
Other assets	16,763	9,687
Total assets	$599,655	$794,715
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$49,419	$54,285
Customer obligations	281,153	362,451
Short-term contingent payment	4,265	3,180
Other current liabilities	1,592	11,924
Total current liabilities	336,429	431,840
Long-term debt	29,448	79,219
Long-term contingent payment, net of current portion	3,802	695
Other non-current liability	1,844	3,537
Total liabilities	371,523	515,291
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 34,746 shares at December 31, 2013 and 35,479 shares at December 31, 2014	35	36
Additional paid-in capital	270,519	303,568
Accumulated deficit	(42,422)	(24,180)
Total stockholders’ equity	228,132	279,424
Total liabilities and stockholders’ equity	$599,655	$794,715

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Healthcare	$112,905	$135,140	$155,989
Commuter	51,817	59,579	61,776
COBRA	8,157	15,047	31,996
Other	4,403	9,512	18,071
Total revenue	177,282	219,278	267,832
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	64,647	81,918	100,226
Technology and development	18,849	21,459	27,741
Sales and marketing	30,341	34,676	44,940
General and administrative	28,839	37,637	42,884
Amortization and change in contingent consideration	15,674	11,612	20,992
Total operating expenses	158,350	187,302	236,783
Income from operations	18,932	31,976	31,049
Other income (expense):
Interest income	36	17	5
Interest expense	(1,772)	(1,339)	(1,612)
Gain on revaluation of warrants	381	—	—
Other income	48	248	743
Income before income taxes	17,625	30,902	30,185
Income tax provision	(7,126)	(9,203)	(11,943)
Net income	10,499	21,699	18,242
Accretion of redemption premium expense	(2,301)	—	—
Net income attributable to common stockholders	$8,198	$21,699	$18,242
Basic net income per share	$0.45	$0.65	$0.52
Diluted net income per share	$0.33	$0.62	$0.50
Shares used in basic net income per share calculations	18,138	33,626	35,145
Shares used in diluted net income per share calculations	24,414	35,277	36,330

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share amounts)

							Total
	Convertible preferred stock		Common stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity (Deficit)
Balance at December 31, 2011	17,645	$33,965	1,546	$2	$18,596	$(74,620)	$(22,057)
Issuance of common stock in May 2012 initial public offering at $9.00 per share, net of issuance costs of $5,527	-	-	7,475	7	57,023	-	57,030
Issuance of common stock in October 2012 follow-on offering at $17.50 per share, net of issuance costs of $903	-	-	1,000	1	15,546	-	15,547
Conversion of preferred stock to common stock	(17,645)	(33,965)	17,688	18	118,416	-	84,469
Conversion of preferred stock warrants to common stock warrants	-	-	-	-	738	-	738
Exercise of stock options	-	-	701	1	4,391	-	4,392
Exercise of Investor Warrant	-	-	3,039	3	1,737	-	1,740
Exercise of ORIX Warrant	-	-	43	-	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	-	-	87	-	852	-	852
Share repurchases	-	-	(8)	-	(113)	-	(113)
Tax benefit from the exercise of stock options	-	-	-	-	1,865	-	1,865
Stock-based compensation	-	-	-	-	3,750	-	3,750
Accretion of redemption premium	-	-	-	-	(2,301)	-	(2,301)
Net income	-	-	-	-	-	10,499	10,499
Balance at December 31, 2012	-	$-	31,571	$32	$220,500	$(64,121)	$156,411
Issuance of common stock in March 2013 follow-on offering at $24.00 per share, net of issuance costs of $829	-	-	500	1	10,721	-	10,722
Exercise of stock options	-	-	2,118	2	15,979	-	15,981
Exercise of Investor Warrant	-	-	351	-	-	-	-
Exercise of Lender Warrant	-	-	117	-	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	-	-	89	-	1,817	-	1,817
Tax benefit from the exercise of stock options	-	-	-	-	12,296	-	12,296
Stock-based compensation	-	-	-	-	9,206	-	9,206
Net income	-	-	-	-	-	21,699	21,699
Balance at December 31, 2013	-	$-	34,746	$35	$270,519	$(42,422)	$228,132
Exercise of stock options	-	-	648	1	6,743	-	6,744
Issuance of common stock under Employee Stock Purchase Plan	-	-	60	-	2,100	-	2,100
Restricted stock units	-	-	25	-	(785)	-	(785)
Tax benefit from the exercise of stock options	-	-	-	-	10,433	-	10,433
Stock-based compensation	-	-	-	-	14,558	-	14,558
Net income	-	-	-	-	-	18,242	18,242
Balance at December 31, 2014	-	$-	35,479	$36	$303,568	$(24,180)	$279,424

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$10,499	$21,699	$18,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,950	3,421	4,386
Amortization and change in contingent consideration	15,674	11,612	20,992
Stock-based compensation	3,750	9,206	14,558
Revaluation of warrants	(381)	—
Loss on disposal of fixed assets	178	128	98
Payment of contingent consideration in excess of initial measurement	(3,361)	(643)	—
Provision for doubtful accounts	(261)	180	(367)
Deferred taxes	6,688	9,049	10,582
Excess tax benefit from the exercise of stock options	(1,901)	(12,296)	(10,433)
Changes in operating assets and liabilities:
Accounts receivable	(5,538)	(8,457)	(20,969)
Prepaid expenses and other current assets	(2,659)	(3,954)	(2,743)
Other assets	(160)	(179)	(2,877)
Accounts payable and accrued expenses	5,075	7,840	2,684
Customer obligations	23,680	26,339	19,480
Other liabilities	1,900	(2,240)	790
Net cash provided by operating activities	56,133	61,705	54,423
Cash flows from investing activities:
Purchases of property and equipment	(12,291)	(13,832)	(21,200)
Cash consideration for business acquisitions, net of cash acquired	8,953	(752)	(44,334)
Cash paid for acquisition of client contracts	(6,006)	(1,573)	—
Advance payment for acquisition of client contracts	—	(14,646)	—
Change in restricted cash	1,790	3,248	(1)
Net cash used in investing activities	(7,554)	(27,555)	(65,535)
Cash flows from financing activities:
Proceeds from debt	29,470	—	49,663
Repayment of debt	—	(15,000)	—
Proceeds from initial public offering net of underwriters commissions and discounts	62,557	—	—
Proceeds from follow-on offering net of underwriters commissions and discounts	16,450	11,550	—
Proceeds from exercise of warrants	1,740	—	—
Proceeds from exercise of common stock options	4,392	15,981	6,744
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	852	1,817	2,100
Payment of contingent consideration	(14,656)	(6,629)	(4,485)
Payment for share repurchases	(113)	—	—
Excess tax benefit from the exercise of stock options	1,901	12,296	10,433
Net cash provided by financing activities	102,593	20,015	64,455
Net increase in cash and cash equivalents	151,172	54,165	53,343
Cash and cash equivalents at beginning of the year	154,621	305,793	359,958
Cash and cash equivalents at end of the year	$305,793	$359,958	$413,301
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$1,094	$1,533	$866
Taxes	583	714	836
Noncash financing and investing activities:
Accretion of redemption premium	2,301	—	—
Reduction in FBM contingent consideration due to re-negotiated lease	528	—	—
Reduction in FBM contingent consideration due to post-purchase adjustment	2,316	—	—

Conversion of preferred stock to common stock	118,434	—	—
Conversion of preferred warrants to common stock warrants	738	—	—

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(1)Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., or the Company, is a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers.  The Company is solely dedicated to administering CDBs, including pre –tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as commuter benefit services, including transit and parking programs, wellness programs and other employee spending account benefits, in the United States.

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

The Company’s CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare, dependent care and commuter expenses. Employers financially benefit from the Company’s programs through reduced payroll taxes, even after factoring in the Company’s fees. Under the Company’s FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs. Under the Company’s HRA programs, employer clients provide their employee participants with a specified amount of available reimbursement funds to help their employee participants defray out-of-pocket medical expenses such as deductibles, co-insurance and co-payments. All amounts paid by the employer into HRAs are deductible by the employer as an ordinary business expense and are tax-free to the employee.

The Company operates as a single reportable segment on an entity level basis. The Company generates revenue from the administration of healthcare, commuter, COBRA and other employer sponsored tax-advantaged benefit services. The entity level is the aggregation of these four revenue streams.

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

Reclassification

Prior period amounts related to our COBRA revenue within our consolidated income statement have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, expired and unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, the assumptions used for software and web site development cost classification, and the assumptions used to fair value contingent consideration associated with acquisitions and purchase accounting. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

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

The contingent consideration payable related to the Benefit Concepts, Inc. (BCI) and Crosby Benefit Systems, Inc. (CBS) acquisitions were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheet at December 31,  2014, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with Union Bank, N.A. The estimated fair value of such instruments at December 31,  2014 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2013	5,801	2,266
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	212	81
Payment of contingent consideration	(3,308)	(1,177)
Balances at December 31, 2014	$2,705	$1,170

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The Company recorded a $0.3 million charge related to the change in fair value of the contingent considerations for BCI and CBS during 2014, as a result of accretion charges due to the passage of time.

Quantitative Information About Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

			Significant
	Fair Value at	Valuation	Unobservable
	December 31, 2014	Technique	Input
	(in thousands)
Contingent consideration - BCI	$2,705	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$1,170	Discounted cash flow	Annualized revenue and probability of achievement

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

Accounts Receivable

Accounts receivable represent both amounts receivable in relation to fees for the Company’s services and unpaid amounts by customers for benefit services of participants provided by third-party vendors, such as transit agencies and healthcare providers. The Company provides for an allowance for doubtful accounts by reference to reserves for specific accounts. The Company reviews its allowance for doubtful accounts monthly. Accounts more than 30 days past due are reviewed weekly for collectability. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2012,  2013 and 2014 were not significant.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Software and Web Site Development Costs

The Company recognizes internal use software and Website development costs in accordance with FASB ASC Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software, and FASB ASC Subtopic 350-50, Intangibles — Goodwill and Other —Website Development Costs, respectively. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the technology’s estimated useful life, generally four years, as amortization in the accompanying consolidated statements of income. Costs associated with the platform content or the repair or maintenance of the existing platforms is expensed as incurred.

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

Accounting for Impairment of Long-Lived Assets

In accordance with FASB ASC Subtopic 360-10, Property, Plant and Equipment, the Company evaluates the recoverability of property and equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Impairment adjustments related to software development costs were not significant for 2012,  2013 or 2014.  There were no other significant impairments recorded for the remaining other long-lived assets for 2012,  2013 or 2014.

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

An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than the Company’s single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. The Company’s chief operating decision maker, the Chief Executive Officer, does not allocate resources or assess performance at the individual healthcare, commuter, COBRA or other revenue stream level, but rather at the operating segment level. Discrete financial information is therefore not maintained at the revenue stream level. The Company’s one reporting unit was determined to be the Company’s one operating segment.

The goodwill impairment analysis is a two-step process: first, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, the Company moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit in a manner similar to a purchase price allocation.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

ASC 350 reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. At December 31, 2014, we completed our annual goodwill impairment assessment and management concluded that goodwill is not impaired and the two-step goodwill impairment test was not deemed necessary.

To date, the Company has not made any impairment adjustments to goodwill as the fair value of its reporting unit determined as the market capitalization of the Company on the testing date in all prior years has always exceeded its carrying value by a significant amount.

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

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, COBRA and Other services. Healthcare and Commuter include revenues generated from benefit service fees based on employee participant participation levels and interchange and other commission revenues. Interchange and other commission revenues are based on a percentage of total healthcare and commuter dollars transacted pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ HRAs and certain healthcare FSAs. Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

The Company recognizes all revenue streams in accordance with FASB ASC 605, Revenue Recognition. As such, the Company recognizes revenue when collectability is reasonably assured, service has been performed, persuasive evidence of an arrangement exists, and there is a fixed or determinable fee.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Benefit service fees are recognized on a monthly basis as services are rendered and earned under service arrangements where fees and commissions are fixed or determinable and collectability is reasonably assured. Benefit service fees are based on a fee for service model (e.g., monthly fee per participant) in which revenue is recognized on a monthly basis as services are rendered under price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Fees received for initial setup of new clients and annual renewal fees are deferred and recognized on a monthly basis as services are rendered over the agreed benefit period. Contracts where initial setup fees are charged have an initial term of one year. The agreed benefit period means the length of the benefit plan year, which is one year.  The initial setup fees are not considered separable from the ongoing services provided for which benefit service fees are earned.

Vendor and bank interchange revenues are attributed to revenue sharing arrangements the Company enters into with certain banks and card associations, whereby the Company shares a portion of the transaction fees earned by these financial institutions on debit cards the Company issues to its employee participants based on a percentage of total dollars transacted as reported on third-party reports. Commission revenue entails the Company purchasing passes on behalf of its employee participants from various transit agencies and due to the significant volume of purchases, the Company receives commissions on these passes which the Company records on a net basis. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. In addition, the Company recognizes revenue on its estimate of passes that will expire unused over the estimated useful life of the passes, as the amounts paid for these passes are nonrefundable to both the employer client and the employee participant.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs in accordance with FASB ASC 718, Compensation—Stock Compensation,  or ASC 718. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis.

ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows. There was approximately $1.9 million, $12.3 million and $10.4 million of excess tax benefits in the years ended December 31, 2012,  2013 and 2014, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016, which for the Company is the first quarter of fiscal 2017. Early application is not permitted. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(2)Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	Year Ended December 31,
	2012	2013	2014
Numerator (basic and diluted):
Net income	$10,499	$21,699	$18,242
Less: accretion of redemption premium expense	(2,301)	—	—
Net income attributable to common stockholders for basic EPS	$8,198	$21,699	$18,242
Add back: accretion of redemption premium related to dilutive redeemable preferred stock	(260)	—
Net income attributable to common stockholders for diluted EPS	$7,938	$21,699	$18,242
Denominator (basic):
Weighted average common shares outstanding	18,138	33,626	35,145
Denominator (diluted):
Weighted average common shares outstanding	18,138	33,626	35,145
Dilutive stock options	1,377	1,651	1,185
Weighted average common shares from stock warrants	403	—	—
Weighted average common shares from preferred stock	4,496	—	—
Diluted weighted average common shares outstanding	24,414	35,277	36,330
Net income per share:
Basic	$0.45	$0.65	$0.52
Diluted	$0.33	$0.62	$0.50

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Year Ended December 31,
	2012	2013	2014
Stock options outstanding	31	22	1,090
Common shares from convertible preferred stock	2,077	-	-
Total common stock equivalents	2,108	22	1,090

(3)Acquisitions and Channel Partner Arrangements

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

The purchase price also includes a contingent consideration element that requires the Company to pay the former owners of CBS additional amounts in 2014 and 2015 based upon revenue growth rates of CBS for 2014 and 2015, respectively. The fair value of the contingent element is $1.2 million as of December 31, 2014. The fair value was determined from forecasts developed by management based upon existing business and relationships and projected growth rates. As the fair value measure is based on significant inputs that are not observable in the market, the Company categorizes the inputs as Level 3 inputs under ASC 820.

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

The final purchase price is calculated as a multiple of the expected annual revenue for each employer client successfully transitioned to the Company. The timing of the transition of revenue to the Company is dependent upon the employer clients executing new agreements with the Company and agreeing to a service conversion, a process whose timing and outcome is ultimately controlled by each employer client. In July 2013, the Company made an initial payment of $15.0 million to Ceridian, in advance of any employer clients transitioning over to the Company, which is anticipated to cover a substantial portion of the purchase price. The $15.0 million payment was recorded in other assets in the Company’s consolidated balance sheet. As the employer clients transition to the Company, amounts from the other asset category will be reclassified as an intangible asset and amortization will commence. From the inception of the partnership and through the year ended December 31, 2014, the Company has reclassified $10.3 million from other assets to intangible assets in connection with employer clients that have transitioned to the Company and will amortize the intangible assets over an expected life of 7 years.

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

As part of the purchase price allocation, the Company determined that CONEXIS’s separately identifiable intangible assets were its customer relationships, developed technology and trade name. The Company used the income approach to value the customer relationships and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate for customer relationships of 15% and trade name of 12%, based on the estimated internal rate of return and weighted average cost of capital, which employs an estimate of the required equity rate of return and after-tax cost of debt. The Company used a replacement cost approach to estimate the fair value of developed technology in which estimates of development time and cost per man month are used to calculate total replacement cost.

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

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

		Weighted
		Average
		Useful Life
	Amount	(in years)
Net tangible assets acquired	$4.7
Customer relationships	48.1	10
Developed technology	3.9	5
Trade name	1.6	3
Non-compete agreement	0.2	7
Goodwill	59.5
Total allocation of purchase price	$118.0

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The valuation of working capital balances are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of the assets acquired. The Company believes that information provides a reasonable basis for estimating the fair value but the Company is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes are not expected to be significant. These adjustments to our tangible assets will have an impact on our overall valuation of CONEXIS and in turn may impact the amounts currently recognized for intangible assets and goodwill. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

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

	Year Ended December 31,
	2013	2014
	(In thousands, except per share data) (Unaudited)

Total revenue	$270,635	$303,710

Net income	15,379	15,004
Net income per share:
Basic	$0.46	$0.43
Diluted	$0.44	$0.41

(4)Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014 is as follows (dollars in thousands):

Balance at December 31, 2013	$97,636
Additions: CONEXIS acquisition (see Note 3)	59,473
Balance at December 31, 2014	$157,109

Acquired intangible assets at December 31, 2013 and December 31,  2014 were comprised of the following (dollars in thousands):

	December 31, 2013			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$62,689	$25,313	$37,376	$120,723	$33,885	$86,838
Trade names	2,240	1,120	1,120	3,880	1,657	2,223
Technology	9,946	6,850	3,096	13,846	9,390	4,456
Noncompete agreements	2,012	1,745	267	2,232	1,798	434
Favorable lease	1,137	210	927	1,137	312	825
Total	$78,024	$35,238	$42,786	$141,818	$47,042	$94,776

Amortization expense for acquired intangible assets totaled $6.6 million,  $9.1 million and $11.8 million in 2012,  2013 and 2014, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The estimated expected amortization expense in future periods at December 31, 2014 is as follows (dollars in thousands):

2015	$14,622
2016	13,545
2017	12,991
2018	12,365
2019	11,805
Thereafter	29,448
Total	$94,776

(5)Accounts Receivable

Accounts receivable at December 31, 2013 and 2014 were comprised of the following (dollars in thousands):

	December 31,	December 31,
	2013	2014
Trade receivables	$18,398	$35,762
Unpaid amounts for benefit services	14,932	19,458
	33,330	55,220
Less allowance for doubtful accounts	(467)	(767)
Accounts receivable, net	$32,863	$54,453

Allowance for doubtful accounts roll forward is comprised of the following (dollars in thousands):

	Balance at			Balance at
	Beginning of	Charged to	Recoveries	End of
Allowance for Doubtful Accounts:	Fiscal Year	Operations	(Deductions)	Fiscal Year
	(in thousands)
Year ended December 31, 2014	$ 467	$ 259	$ 41	$ 767
Year ended December 31, 2013	403	247	(183)	467
Year ended December 31, 2012	69	539	(205)	403

(6)Property and Equipment

Property and equipment at December 31, 2013 and 2014 were comprised of the following (dollars in thousands):

	December 31,	December 31,
	2013	2014
Computers and equipment	$9,960	$13,670
Software and software development costs	64,241	77,104
Furniture and fixtures	2,815	3,306
Leasehold improvements	5,840	8,285
	$82,856	$102,365
Less accumulated depreciation and amortization	(56,324)	(63,228)
Property and equipment, net	$26,532	$39,137

During 2012,  2013 and 2014, the Company capitalized software development costs of $10.5 million,  $15.3 million and $16.5 million, respectively.  Amortization expense related to capitalized software development costs was $6.7 million, $8.0 million, and $8.8 million for 2012,  2013, and 2014 respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At December 31,  2014, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $24.0 million.

Total depreciation expense, including amortization of internal use software, for the years ended December 31, 2012, 2013 and 2014 was $9.7 million,  $11.4 million and $13.2 million, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(7)Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and 2014 were comprised of the following (dollars in thousands):

	December 31,	December 31,
	2013	2014
Accounts payable	$1,859	$1,180
Payable to benefit providers and transit agencies	23,017	19,500
Accrued payables	6,305	11,099
Accrued compensation and related benefits	13,379	16,045
Other accrued expenses	1,616	3,156
Deferred revenue	3,243	3,305
Accounts payable and accrued expenses	$49,419	$54,285

(8)Debt

Debt consists of borrowings under  a Commercial Credit Agreement, or Revolver, with MUFG Union Bank, N.A. (formerly Union Bank, N.A.), or UB under which the Company can borrow an aggregate principal amount up to $125.0 million, with a $15.0 million subfacility for the issuance of letters of credit and as of December 31, 2014, the Company had $79.6 million outstanding under the Revolver with UB. As collateral for the Revolver, the Company granted UB a security interest in substantially all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the Revolver. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

Each loan under the Revolver bears interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the terms of the Revolver, plus a spread of 0.00% to 0.25%, or, at the Company’s option, an interest rate equal to the LIBOR rate determined in accordance with the Revolver, plus a spread of 1.75% to 2.25%. The interest rate applicable to the remaining loan outstanding at December 31, 2014 is 2.58%.  Principal, together with all accrued and unpaid interest, is due and payable on July 21, 2017.

The Revolver contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a consolidated leverage ratio,  a debt service coverage ratio and a minimum consolidated net worth covenant. The Company is obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type.

The Revolver contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults.  Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitment, declare the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolver.

(9)Common Stock

(a) Authorized Shares

On May 15,  2012, the certificate of incorporation was amended to authorize the issuance of 1.1 billion shares of capital stock. The total number of shares of common stock authorized was 1.0 billion shares with a par value of $0.001 per share.

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

(10)Employee Benefit Plans

(a) Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

Currently, the Company grants options from the 2010 Equity Incentive Plan (2010 Plan). The Company’s 2010 Plan was adopted on May 26, 2010, and the Company has reserved for issuance under the 2010 Plan a total of 4.3 million common stock shares at December 31, 2014. Under the 2010 Plan, options can be granted to all employees, including executive officers, outside consultants and non-employee directors.

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (2000 Plan), provides for the issuance of options and other stock-based awards. The Company has reserved for issuance under the 2000 Plan a total of 1.0 million common stock shares at December 31, 2014. The Company issues new shares upon the exercise of stock options. Any forfeitures or shares remaining under the plan are canceled and not available for reissue.

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

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cost of revenue	$282	$978	$2,227
Technology and development	323	818	1,209
Sales and marketing	476	1,079	2,466
General and administrative	2,669	6,331	8,656
Total	$3,750	$9,206	$14,558

As of December 31, 2014, there was $18.6 million of total unrecognized compensation cost related to unvested stock options that are expected to vest. The cost is expected to be recognized over a weighted average period of approximate 3.00 years, as of December 31, 2014.

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2012	2013	2014
Stock options granted (in thousands)	983	576	1,026
Weighted average fair value at date of grant	$5.83	$12.55	$20.06

Stock option activity for the year ended December 31, 2014 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2013	2,989	$11.80	6.55	$142,377
Granted	1,026	42.74
Exercised	(648)	10.40
Forfeited	(161)	33.57
Outstanding as of December 31, 2014	3,206	$20.90	6.75	$140,029
Vested and expected to vest at December 31, 2014	3,099	$20.37	6.68	$136,960
Exercisable at December 31, 2014	1,860	$9.91	5.17	$101,665

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014, was $8.1 million, $55.6 million and $28.4 million, respectively. Cash received from option exercises under all share-based payment arrangements was $4.4 million, $16.0 million and $6.7 million for the years ended December 31, 2012, 2013 and 2014, respectively. The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation in accordance with ASC 718. There was approximately $1.9 million, $12.3 million and $10.4 million of excess tax benefits related to stock-based compensation that was recorded to stockholders’ equity during the years ended December 31, 2012, 2013 and 2014, respectively.

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2013	2014
Expected volatility	52.79%	51.43%	46.90%
Risk-free interest rate	1.26%	1.09%	1.87%
Expected term (in years)	6.60	6.00	6.09
Dividend yield	—%	—%	—%

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on its common stock. The Company uses the “simplified” method to estimate expected term as determined under Staff Accounting Bulletin No. 110 due to the lack of option exercise history as a public company. During 2014, the Company assessed the appropriateness of the use of the simplified method and determined that it was appropriate as the Company develops a history of option exercises. The Company will continue to assess the appropriateness of the use of the simplified method.

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

(c) Restricted Stock Units

The Company grants restricted stock units to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon either performance-based, market-based or service-based criteria.

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

In fiscal 2013, the Company granted a total of 219,000 performance-based restricted stock units to certain executives and employees and granted a total of 171,500 service-based restricted stock units to certain employees. Performance-based restricted stock units are typically granted so that they vest upon the achievement of certain revenue growth rates, and other financial metrics, during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted.

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

The restricted stock units will be eligible to vest based on the Company’s achievement against an average annual EBITDA margin target equal to or greater than 22% and compound revenue growth target for the specified performance period.

The following table describes the levels of revenue growth target for the specified performance period for the restricted stock units to vest:

Achievement of Revenue Growth Objective	Percentage of RSU Vesting
20% and Greater	150% will vest
Between 15% but less than 20%	Between 100% and 150% will vest
Between 10% but less than 15%	Between 50% and 100% will vest
Below 10%	None will vest

The Company determined that it is probable that the revenue growth rates and other financial metrics, related to the performance-based restricted stock units granted in fiscal 2013, will be achieved and so the Company is recognizing stock-based compensation expense associated with these awards at the 150% target.

In the second quarter of 2014, the Company granted a total of 199,000 market-based performance restricted stock units to certain executive officers. The number of shares to be vested is subject to change based on certain market conditions. In the third quarter of 2014,  one of the executives notified the Company he would resign and 33,000 market-based performance restricted stock units were forfeited and canceled.

The market-based performance restricted stock units will be eligible to vest based on the Company’s achievement of certain per share price of its common stock as reported on the New York Stock Exchange, or NYSE, for any twenty consecutive trading day period during the specified performance period.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table describes the price per share targets that must be achieved for the specified performance period for the restricted stock units to vest:

WageWorks Per Share Price on NYSE	Payout Percentage
$100	200%
$90	100%
$75	50%
Below $75	0%

Stock-based compensation expense related to restricted stock units was $2.7 million and $6.0 million in 2013 and 2014, respectively. Total unrecorded stock-based compensation cost at December 31, 2014 associated with restricted stock units was $18.8 million, which is expected to be recognized over a weighted-average period of 1.95 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2013	384	$24.48
Granted	384	50.03
Vested	(41)	24.46
Forfeitures	(90)	37.96
Unvested at December 31, 2014	637	$37.99

 (d) Employee Stock Purchase Plan

Concurrent with the closing of our IPO in May 2012,  the Company established the 2012 Employee Stock Purchase Plan (ESPP) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible Company executives and other employees to purchase shares of the Company’s common stock at a discount through payroll deductions. The Company issued 59,535 common stock shares for which it received $2.1 million from employee contributions during 2014. At December 31, 2014, a total of 927,624 shares of the Company’s common stock are available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of:

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

(e) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan, or 401(k) Plan, a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the Internal Revenue Code. The Company, at its discretion, may match up to 25% of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $0.7 million for 2012 and $1.0 million for both 2013 and 2014.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(11)Income Taxes

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

The components of the provision for income taxes for the years ended December 31, 2012, 2013 and 2014 are as follows (dollars in thousands):

	2012	2013	2014
Current:
Federal	$(1,667)	$(10,748)	$(9,459)
State	(635)	(1702)	(1,539)
	$(2,302)	$(12,450)	$(10,998)

Deferred:
Federal	(4,757)	2,929	(828)
State	(67)	318	(117)
	(4,824)	3,247	(945)
Total provision for income taxes	$(7,126)	$(9,203)	$(11,943)

Deferred tax assets (liabilities) as of December 31, 2013 and 2014 consist of the following (dollars in thousands):

	2013	2014
Deferred tax assets
Current:
Accruals and reserves	$1,985	$3,219
Net operating loss carryforwards	-	7,787
Deferred tax assets-current	$1,985	11,006

Noncurrent:
Net operating loss carryforwards	13,410	34
Stock-based compensation	5,182	9,238
R&D and other credits	2,523	2,680
Property and equipment	609	579
Reserves-noncurrent	453	622
Deferred tax assets-noncurrent	22,177	13,153
Gross deferred tax assets	24,162	24,159
Deferred tax liabilities
Noncurrent:
Intangibles	(6,665)	(5,630)
Goodwill	(4,846)	(6,824)
Gross deferred tax liabilities	(11,511)	(12,454)
Net deferred tax assets and liabilities
Net deferred tax assets-current	1,985	11,006
Net deferred tax assets (liabilities)-non-current	10,666	699
Total net deferred tax assets	$12,651	$11,705

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2012, 2013 and 2014:

	2012	2013	2014
Tax provision at U.S. statutory rate	35%	35%	35%
State income taxes, net of federal benefit	3	5	5
Permanent items - adjustments to contingent consideration	3	(8)	—
Permanent items - other	1	1	1
R&D credits	—	(1)	—
Other	(2)	(2)	(1)
Provision (benefit) for tax	40%	30%	40%

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. The Company has concluded there was sufficient positive evidence at the end of 2012, 2013 and 2014 to continue to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At December 31, 2014, unrecognized tax benefits approximated $4.1 million, which would impact the income tax expense if recognized. Included in the balance at December 31, 2014 is $0.5 million of current year tax positions, which would affect the Company’s income tax expense if recognized. As of December 31, 2014, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations in the following year. The Company does not anticipate that any adjustments would result in a material change to its financial position. For the years ended December 31, 2012,  2013 and 2014, the Company did not recognize interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Balance, beginning of year	$2,321	$2,478	$3,716
Increase in tax positions for prior years	15	515	-
Decrease in tax positions for prior years	-	-	(90)
Increase in tax positions for current year	142	723	483
Balance, end of year	$2,478	$3,716	$4,109

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2000 through 2014 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2014, the Company had federal and state operating loss carryforwards of approximately $38.5 million and $47.0 million, respectively, available to offset future regular and alternative minimum taxable income. The Company’s state net operating loss carryforward is on the post-apportionment basis. The Company’s federal net operating loss carryforwards expire in the years 2024 through 2033, if not utilized. The state net operating loss carryforwards expire in the years 2018 through 2033. The federal and state net operating loss carryforwards include excess tax deductions related to stock options in the amount of $21.8 million and $16.2 million, respectively. When utilized, the related tax benefit will be booked to additional paid-in capital.

The Company also has tax deductible goodwill related to asset acquisitions.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

In addition, the Company had federal and California research and development credit carryforwards of approximately $4.7 million and $2.4 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2034, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

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

The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation in accordance with ASC 718. During 2013, the Company recorded approximately $10.4 million of excess tax benefits related to stock-based compensation that was credited to stockholders’ equity during the year.

(12)Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of
December 31, 2014
2015	$8,154
2016	5,049
2017	4,665
2018	4,759
2019	4,850
Thereafter	12,196
Total future minimum lease payments	$39,673

Rent expense in 2012  was $4.5 million and $4.7 million for both 2013 and 2014. Future minimum lease payments under capital leases, not included in the table above, as of December 31, 2014 are $1.3 million and $0.3 million for 2015 and 2016, respectively. We have no future minimum lease payments under capital leases extending beyond 2016.

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

(13)Related Party

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

Under a Management Agreement for Services to the Trust, the Company is to provide services to the Trust, including accounting, treasury, tax, administration, and management. The Trust is to pay the Company monthly for the services provided based on plan participants and/or debit cards administered. For the past several years, the Trust’s earnings have been insufficient to cover these costs and, consequently, the Company has not recognized these fees during this period. Amounts due to the Company from the Trust for management services have been fully written off as of December 31, 2012.  Trust expenses subsidized by the Company were $82,000, $80,000 and $100,000 in 2012,  2013 and 2014.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company has a long-term receivable due from the Trust totaling $1.0 million which the Trust holds with its banks, as a security deposit for the settlement of participant claims. The Company has recorded this receivable within Other Assets.

(14)Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands, except per share amounts)
Revenues:
Healthcare	$35,727	$33,871	$32,646	$32,896	$39,984	$37,592	$38,600	$39,813
Commuter	14,707	14,722	14,949	15,201	16,043	15,050	15,078	15,605
COBRA	3,492	3,673	3,837	4,045	4,038	3,701	9,544	14,713
Other	2,189	2,295	2,139	2,889	2,555	2,414	4,776	8,326
Total revenues	56,115	54,561	53,571	55,031	62,620	58,757	67,998	78,457
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	20,613	19,932	19,300	22,073	22,797	21,157	24,951	31,321
Sales and marketing, technology and development and general and administrative	23,541	23,167	23,832	23,232	24,498	25,169	30,771	35,127
Amortization and change in contingent consideration	4,462	4,725	554	1,871	4,420	4,549	5,688	6,335
Total operating expenses	48,616	47,824	43,686	47,176	51,715	50,875	61,410	72,783
Income from operations	7,499	6,737	9,885	7,855	10,905	7,882	6,588	5,674
Other, net	(352)	(349)	(316)	(57)	(243)	(242)	215	(594)
Income before income taxes	7,147	6,388	9,569	7,798	10,662	7,640	6,803	5,080
Income tax provision	(2,511)	(2,396)	(1,818)	(2,478)	(4,218)	(3,053)	(2,690)	(1,982)
Net income	$4,636	$3,992	$7,751	$5,320	$6,444	$4,587	$4,113	$3,098

Earnings per share:
Basic	$0.14	$0.12	$0.23	$0.15	$0.19	$0.13	$0.12	$0.09
Diluted	$0.14	$0.11	$0.22	$0.15	$0.18	$0.13	$0.11	$0.08
Shares outstanding:
Basic	32,226	33,473	34,134	34,638	34,831	35,117	35,234	35,393
Diluted	33,841	35,047	35,785	36,313	36,303	36,340	36,152	36,517

In the third and fourth quarters of fiscal 2013, the Company made fair value adjustments to the contingent consideration liability related to the BCI acquisition as are disclosed within Note 1 to our consolidated financial statements under “Fair Value of Financial Instruments.”

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of  this Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K that is found in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders is incorporated by reference to our 2015 Proxy Statement. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated by reference to our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference to our 2015 Proxy Statement.

PART IV

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

WAGEWORKS, INC.

Date: February 26, 2015	By:	/s/ Colm Callan
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

SIGNATURE	TITLE	DATE
/ S / JOSEPH L JACKSON	Chief Executive Officer	February 26, 2015
Joseph L. Jackson	and Director (Principal Executive Officer)

/ S / Colm Callan	Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Colm Callan

/ S / THOMAS A BEVILACQUA	Director	February 26, 2015
Thomas A. Bevilacqua

/ S / BRUCE G BODAKEN	Director	February 26, 2015
Bruce G. Bodaken

/ S / MARIANN BYERWALTER	Director	February 26, 2015
Mariann Byerwalter

/ S / JEROME D GRAMAGLIA	Director	February 26, 2015
Jerome D. Gramaglia.

/ S / JOHN W LARSON	Director	February 26, 2015
John W. Larson

/ S / EDWARD C NAFUS	Director	February 26, 2015
Edward C. Nafus

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	07/19/2011
3.2	Amended and Restated Bylaws of Registrant	S-1	333-173709	3.4	07/19/2011
4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	07/19/2011
4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	07/19/2011
10.1*	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	07/19/2011
10.2*	Amended and Restated 2010 Equity Incentive Plan	8-K	001-35232	10.1	04/17/2013
10.3*	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	07/19/2011
10.4*	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	04/25/2011
10.5*	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	04/25/2011
10.6*	2012 Employee Stock Purchase Plan	10-K	001-35232	10.10D	02/27/2013
10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	03/07/2012
10.8*	Second Amended and Restated Employment Agreement, dated as of November 23, 2010, between Registrant and Joseph L. Jackson	S-1	333-173709	10.8	06/08/2011
10.9*	Form of Amended and Restated Executive Severance Benefit Agreement Purchase Plan	S-1	333-173709	10.9	04/25/2011
10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	04/25/2011
10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	03/07/2012
10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	03/07/2012
10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	09/24/2012
10.10D	Credit Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	02/27/2013
10.10E	First Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated July 21, 2014)
10.11	Sublease Agreement between Oracle USA, Inc. and Registrant, dated as of September 13, 2006	S-1	333-173709	10.11	04/25/2011
10.12	First Amendment to Sublease between Oracle USA, Inc. and Registrant, dated as of October 30, 2006	S-1	333-173709	10.12	04/25/2011

10.13	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	04/25/2011
10.14	Assignment and Assumption of Lease, between, HCAP Strategies, Inc. and Registrant, dated as of May 16, 2005	S-1	333-173709	10.14	04/25/2011
10.15	Amendment to Commercial Building Lease, between Applied Buildings, LLC and Registrant, dated as of September 8, 2005	S-1	333-173709	10.15	04/25/2011
10.16	Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of July 23, 2007	S-1	333-173709	10.16	04/25/2011
10.17	First Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of May 24, 2010	S-1	333-173709	10.17	04/25/2011
10.18	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of August 31, 2010	S-1	333-173709	10.18	04/25/2011
10.25	Second Amendment to Sublease between Oracle America, Inc. and Registrant, dated as of May 1, 2011	S-1	333-173709	10.25	06/08/2011
10.26	Lease Agreement by and between Liberty Property Limited Partnership and Registrant, dated as of March 26, 2014
10.27	Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefits Administrators, LP, dated as of August 26, 2004
10.27A	First Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of December 1, 2004
10.27B	Second Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of October 20, 2005

10.27C

Third Amendment to Office Lease Agreement by and among NNN Las Colinas Highlands, LLC, NNN Las Colinas Highlands 1, LLC, NNN Las Colinas Highlands 2, LLC, NNN Las Colinas Highlands 3, LLC, NNN Las Colinas Highlands 4, LLC, NNN Las Colinas Highlands 5, LLC, NNN Las Colinas Highlands 6, LLC, NNN Las Colinas Highlands 7, LLC, NNN Las Colinas Highlands 8, LLC, NNN Las Colinas Highlands 9, LLC, NNN Las Colinas Highlands 10, LLC, NNN Las Colinas Highlands 11, LLC, NNN Las Colinas Highlands 12, LLC, NNN Las Colinas Highlands 13, LLC, NNN Las Colinas Highlands 14, LLC, NNN Las Colinas Highlands 15, LLC, NNN Las Colinas Highlands 16, LLC, NNN Las Colinas Highlands 17, LLC, NNN Las Colinas Highlands 18, LLC, NNN Las Colinas Highlands 19, LLC, NNN Las Colinas Highlands 20, LLC, NNN Las Colinas Highlands 21, LLC, NNN Las Colinas Highlands 22, LLC, NNN Las Colinas Highlands 23, LLC, NNN Las Colinas Highlands 24, LLC, NNN Las Colinas Highlands 25, LLC, NNN Las Colinas Highlands 26, LLC, NNN Las Colinas Highlands 27, LLC, NNN Las Colinas Highlands 28, LLC, NNN Las Colinas Highlands 29, LLC, NNN Las Colinas Highlands 30, LLC, NNN Las Colinas Highlands 31, LLC, Triple Net Properties Realty, Inc. and CONEXIS Benefit Administrators, LP, dated January 14, 2009

10.27D	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and Registrant, dated as of July 31, 2014
10.28*	Executive Bonus Plan	8-K	001-35232	10.2	04/17/2013
21.1	List of subsidiaries of Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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