Form 10-Q
period 2015-03-31
WAGEWORKS, INC.
filed 2015-05-05
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________

FORM 10-Q

__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 35,735,388 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2014	March 31, 2015
	Derived from
	Audited Financial
	Statements	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,301	$451,842
Restricted cash	332	332
Accounts receivable, net	54,453	62,597
Deferred tax assets - current	11,006	11,006
Prepaid expenses and other current assets	14,215	17,290
Total current assets	493,307	543,067
Property and equipment, net	39,137	41,480
Goodwill	157,109	157,109
Acquired intangible assets, net	94,776	94,144
Deferred tax assets	699	699
Other assets	9,687	6,344
Total assets	$794,715	$842,843
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$54,285	$49,501
Customer obligations	362,451	399,725
Short-term contingent payment	3,180	3,940
Other current liabilities	11,924	11,444
Total current liabilities	431,840	464,610
Long-term debt	79,219	79,256
Long-term contingent payment, net of current portion	695	—
Other non-current liability	3,537	3,681
Total liabilities	515,291	547,547
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 35,479 shares at December 31, 2014 and 35,725 shares at March 31, 2015	36	36
Additional paid-in capital	303,568	313,801
Accumulated deficit	(24,180)	(18,541)
Total stockholders’ equity	279,424	295,296
Total liabilities and stockholders’ equity	$794,715	$842,843

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues:
Healthcare	$39,984	$47,289
Commuter	16,043	15,897
COBRA	4,038	12,570
Other	2,555	9,540
Total revenue	62,620	85,296
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	22,797	32,071
Technology and development	5,199	10,585
Sales and marketing	9,367	13,131
General and administrative	9,932	13,565
Amortization and change in contingent consideration	4,420	6,279
Total operating expenses	51,715	75,631
Income from operations	10,905	9,665
Other income (expense):
Interest income	1	2
Interest expense	(257)	(575)
Other income	13	66
Income before income taxes	10,662	9,158
Income tax provision	(4,218)	(3,519)
Net income	$6,444	$5,639
Basic net income per share	$0.19	$0.16
Diluted net income per share	$0.18	$0.15
Shares used in basic net income per share calculations	34,831	35,555
Shares used in diluted net income per share calculations	36,303	36,668

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$6,444	$5,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	777	1,554
Amortization and change in contingent consideration	4,420	6,279
Stock-based compensation	2,038	4,436
Loss on disposal of fixed assets	—	4
Provision for doubtful accounts	94	44
Deferred taxes	3,284	2,120
Excess tax benefit from the exercise of stock options	(4,213)	(3,519)
Changes in operating assets and liabilities:
Accounts receivable	(18,492)	(8,188)
Prepaid expenses and other current assets	258	(2,791)
Other assets	(2,376)	200
Accounts payable and accrued expenses	(8,734)	(5,835)
Customer obligations	6,282	37,274
Other liabilities	(577)	813
Net cash provided by (used in) operating activities	(10,795)	38,030
Cash flows from investing activities:
Purchases of property and equipment	(3,233)	(5,972)
Net cash used in investing activities	(3,233)	(5,972)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,495	2,366
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	702	598
Excess tax benefit from the exercise of stock options	4,213	3,519
Net cash provided by financing activities	7,410	6,483
Net increase (decrease) in cash and cash equivalents	(6,618)	38,541
Cash and cash equivalents at beginning of period	359,958	413,301
Cash and cash equivalents at end of period	$353,340	$451,842
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$444	$1,053
Taxes	25	317

The accompanying notes are an integral part of the consolidated financial statements.

(1)     Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., or the Company, is a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers. The Company is solely dedicated to administering CDBs, including pre-tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as commuter benefit services, including transit and parking programs, wellness programs, COBRA and other employee spending account benefits, in the United States.

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

Unaudited Interim Financial Statements

In the opinion of the Company’s management, the unaudited interim consolidated financial statements and condensed notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2015.

These unaudited interim consolidated financial statements and condensed notes should be read in conjunction with the December 31, 2014 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2014 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2015, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with MUFG Union Bank, N.A. (formerly Union Bank, N.A.)  The estimated fair value of such instruments at March 31, 2015 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash and cash equivalents, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2014	2,705	1,170
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	46	19
Balances at March 31, 2015	$2,751	$1,189

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

The Company recorded a  $0.1 million charge related to the change in fair value of the contingent considerations for BCI and CBS, for both the three months ended March 31, 2014 and 2015, as a result of accretion charges due to the passage of time.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

			Significant
	Fair Value at	Valuation	Unobservable
	March 31, 2015	Technique	Input
	(in thousands)
Contingent consideration - BCI	$2,751	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$1,189	Discounted cash flow	Annualized revenue and probability of achievement

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method.  The FASB tentatively decided on April 1, 2015 to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. The FASB also tentatively decided to permit entities to early adopt the standard. The tentative decisions will be exposed in an upcoming proposed Accounting Standards Update (ASU) with a 30-day comment period. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2015
Numerator (basic and diluted):
Net income	$6,444	$5,639
Denominator (basic):
Weighted average common shares outstanding	34,831	35,555
Denominator (diluted):
Weighted average common shares outstanding	34,831	35,555
Dilutive stock options	1,472	1,113
Diluted weighted average common shares outstanding	36,303	36,668
Net income per share:
Basic	$0.19	$0.16
Diluted	$0.18	$0.15

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended March 31,
	2014	2015
Stock options outstanding	47	326

(3)     Acquisitions and Channel Partner Arrangement

Ceridian Channel Partner Arrangement

In July 2013, the Company entered into a channel partner arrangement with Ceridian Corporation, or Ceridian, a global product and services company. Pursuant to the arrangement, Ceridian’s CDB account administration business was transitioned to the Company as of January 2015. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

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

(4)     Intangible Assets

Acquired intangible assets at December 31, 2014 and March 31, 2015 were comprised of the following (dollars in thousands):

	December 31, 2014			March 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$120,723	$33,885	$86,838	$123,865	$36,924	$86,941
Trade names	3,880	1,657	2,223	3,880	1,845	2,035
Technology	13,846	9,390	4,456	13,846	9,895	3,951
Noncompete agreements	2,232	1,798	434	2,232	1,816	416
Favorable lease	1,137	312	825	1,137	336	801
Total	$141,818	$47,042	$94,776	$144,960	$50,816	$94,144

Amortization expense for acquired intangible assets totaled $2.2 million and $3.8 million for the three months ended March 31, 2014 and 2015, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2015	$11,232
2016	13,995
2017	13,440
2018	12,814
2019	12,254
Thereafter	30,409
Total	$94,144

(5)     Accounts Receivable

Accounts receivable at December 31, 2014 and March 31, 2015 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2014	2015
Trade receivables	$35,762	$41,127
Unpaid amounts for benefit services	19,458	22,290
	55,220	63,417
Less allowance for doubtful accounts	(767)	(820)
Accounts receivable, net	$54,453	$62,597

(6)     Property and Equipment

Property and equipment at December 31, 2014 and March 31, 2015 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2014	2015
Computers and equipment	$13,670	$14,620
Software and software development costs	77,104	82,083
Furniture and fixtures	3,306	3,293
Leasehold improvements	8,285	8,298
	$102,365	$108,294
Less accumulated depreciation and amortization	(63,228)	(66,814)
Property and equipment, net	$39,137	$41,480

In the three months ended March 31, 2015, the Company capitalized software development costs of $4.7 million. In the three months ended March 31, 2014 and 2015, the Company amortized $2.1 million and $2.4 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At March 31, 2015, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $26.0 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended March 31, 2014 and 2015 was $2.9 million and $4.0 million, respectively.

(7)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and March 31, 2015 were comprised of the following (dollars in thousands):

	December 31,	March 31,
	2014	2015
Accounts payable	$1,180	$3,515
Payable to benefit providers and transit agencies	19,500	18,510
Accrued payables	11,099	8,511
Accrued compensation and related benefits	16,045	12,009
Other accrued expenses	3,156	2,321
Deferred revenue	3,305	4,635
Accounts payable and accrued expenses	$54,285	$49,501

(8)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

The following table summarizes the weighted-average fair value of stock options granted during the period:

	Three Months Ended March 31,
	2014	2015
Stock options granted (in thousands)	210	37
Weighted average fair value at date of grant	$27.00	$24.05

Stock option activity for the three months ended March 31, 2015 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2014	3,206	$20.90	6.75	$140,029
Granted	37	61.08
Exercised	(214)	11.04
Forfeited	(16)	28.20
Outstanding as of March 31, 2015	3,013	$22.05	6.74	$95,509
Vested and expected to vest at March 31, 2015	2,914	$21.53	6.67	$93,843
Exercisable at March 31, 2015	1,780	$11.48	5.31	$74,683

As of March 31, 2015, there was $17.2 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.8 years as of March 31, 2015.

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three months ended March 31, 2014 and 2015 were as follows:

	Three Months Ended March 31,
	2014	2015
Expected volatility	47.37%	44.32%
Risk-free interest rate	1.91%	1.55%
Expected term (in years)	6.07	4.74
Dividend yield	—%	—%

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term of the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on common stock. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as evidenced by changes to the terms of its stock-based awards.

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

In the first quarter of 2015, the Company granted a total of 140,000 performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates, and other financial metrics, during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted.

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

Stock-based compensation expense related to restricted stock units was $0.8 million and $2.6 million for the three months ended March 31, 2014 and 2015, respectively. As of March 31, 2015, there was $26.1 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.0 years as March 31, 2015.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2014	637	$37.99
Granted	190	61.10
Vested	(32)	23.76
Forfeitures	(8)	23.76
Unvested at March 31, 2015	787	$44.27

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$232	$801
Technology and development	208	48
Sales and marketing	329	664
General and administrative	1,269	2,923
Total	$2,038	$4,436

(9)     Income Taxes

The income tax provision for the three months ended March 31, 2014 and 2015 was $4.2 million and $3.5 million, respectively.  The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there are no income tax examinations going on in the jurisdictions where the Company operates.

As of March 31, 2015, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(10)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of
March 31, 2015
Remainder of 2015	$5,404
2016	6,550
2017	6,721
2018	6,840
2019	6,980
Thereafter	18,336
Total future minimum lease payments	$50,831

Rent expense in the three months ended March 31, 2014 and 2015 was $0.9 million and $1.9 million, respectively. Future minimum lease payments under capital leases, not included in the table above, as of March 31, 2015 are $1.0 million and $0.3 million for remainder of 2015 and 2016, respectively. We have no future minimum lease payments under capital leases extending beyond 2016.

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

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes while also providing corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as health and dependent care Flexible Spending Accounts, or FSAs, Health Savings Accounts, or HSAs, Health Reimbursement Arrangements, or HRAs, as well as commuter benefit services, including transit and parking programs, wellness programs, COBRA and other employee spending account benefits, in the United States.

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

Key Components of Our Results of Operations

Revenue

We generate revenue from the following sources: healthcare solutions, commuter solutions, COBRA, and other services.

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

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of March 31, 2015, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2015

Revenue

	Three Months Ended March 31,		Change from

	2014	2015	prior year

Revenue:	(in thousands, unaudited)
Healthcare	$39,984	$47,289	18%
Commuter	16,043	15,897	-1%
COBRA	4,038	12,570	211%
Other	2,555	9,540	273%
Total revenue	$62,620	$85,296	36%

Healthcare Revenue

The $7.3 million increase in healthcare revenue for the first quarter of 2015 as compared to the first quarter of 2014 was primarily driven by a $6.7 million increase in FSA and HRA revenue. The FSA and HRA revenue increase was primarily driven by $4.9 million in post-purchase revenues for CONEXIS, which was acquired in August 2014, with the remaining increase being driven by the addition of two significant clients and growth in new employee participation in our programs. Healthcare revenue was further increased by a $0.6 million increase in HSA revenue, due to growth in employee participation in this program.

Commuter Revenue

The $0.1 million decrease in commuter revenue for the first quarter of 2015 as compared to the first quarter of 2014 was driven by the reduction in the maximum pre-tax monthly benefit for transit and vanpooling, which for 2015 is at $130 per month.

COBRA Revenue

The $8.5 million increase in COBRA revenue for the first quarter of 2015 as compared to the first quarter of 2014 was primarily driven by post-purchase revenues for CONEXIS.

Other Revenue

The $7.0 million increase in other revenue for the first quarter of 2015 as compared to the first quarter of 2014 was primarily driven by post-purchase revenues for CONEXIS, related to administrative services we provide to a customer to operate their health insurance exchange business.

Cost of Revenues

	Three Months Ended March 31,		Change from

	2014	2015	prior year

	(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$22,797	$32,071	41%
Percent of revenue	36%	38%

The $9.3 million increase in cost of revenues for the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to the inclusion of post-purchase expense of $7.6 million for CONEXIS, which was acquired in August 2014. Cost of revenues was also increased by outsourced services costs of $0.6 million due to processing and supporting an increased number of employee participants and by a  $0.6 million increase in stock-based compensation expense due to new grants, since the first quarter of 2014, of performance-based restricted stock units as well as stock options. Cost of revenues was further driven by an increase in salaries and personnel-related costs of $0.5 million due to an increase in headcount to support employee participant growth.

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

Technology and Development

	Three Months Ended March 31,		Change from

	2014	2015	prior year

	(in thousands, unaudited)
Technology and development	$5,199	$10,585	104%
Percent of revenue	8%	12%

The $5.4 million increase in technology and development expenses for the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to the inclusion of post-purchase expense of $4.8 million for CONEXIS, which was acquired in August 2014. Excluding CONEXIS, technology and development expenses increased by $0.4 million, due to greater capitalization of software development costs in the first quarter of 2014 compared to the first quarter of 2015.

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

Sales and Marketing

	Three Months Ended March 31,		Change from

	2014	2015	prior year

	(in thousands, unaudited)
Sales and marketing	$9,367	$13,131	40%
Percent of revenue	15%	15%

The $3.8 million increase in sales and marketing expense for the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to the inclusion of post-purchase expense of $2.8 million for CONEXIS, which was acquired in August 2014, as well as an increase in salaries and personnel-related costs of $0.4 million due to increased hiring of sales and marketing personnel to support ongoing sales and marketing programs. Sales and marketing expenses were further driven by an increase in stock-based compensation expense of $0.3 million due to new grants, since the first quarter of 2014, of performance-based restricted stock units as well as stock options.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,		Change from

	2014	2015	prior year

	(in thousands, unaudited)
General and administrative	$9,932	$13,565	37%
Percent of revenue	16%	16%

The $3.6 million increase in general and administrative expenses for the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to the inclusion of post-purchase expense of $1.6 million for CONEXIS, which was acquired in August 2014. The increase in general and administrative expenses were further driven by an increase of $1.6 million in stock-based compensation expense primarily due to new grants, since the first quarter of 2014, of stock options, restricted stock units and performance-based restricted stock units. The remaining increase in general and administrative expenses were primarily driven by an increase in rent expense.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Three Months Ended March 31,		Change from

	2014	2015	prior year

	(in thousands, unaudited)
Amortization and change in contingent consideration	$4,420	$6,279	42%

The increase in the amortization and change in contingent consideration line item for the first quarter of 2015 when compared to the first quarter of 2014, was primarily driven by an increase in amortization of acquired intangible assets expense related to the CONEXIS acquisition and Ceridian channel partnership arrangement.

Other Income (Expense)

	Three Months Ended March 31,

	2014	2015

	(in thousands, unaudited)
Interest income	$1	$2
Interest expense	(257)	(575)
Other income	13	66

The increase in the interest expense line item for the first quarter of 2015 when compared to the first quarter of 2014, is due to the increase in borrowing under the line of credit with MUFG Union Bank related to the acquisition of CONEXIS.

Income Taxes

	Three Months Ended March 31,

	2014	2015

	(in thousands, unaudited)
Income tax provision	$(4,218)	$(3,519)

Our provision for income taxes decreased from $4.2 million for the first quarter of 2014 to $3.5 million for the first quarter of 2015 due primarily to a decrease in income before income taxes for the first quarter of 2015.

Liquidity and Capital Resources

At March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $451.8 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities.

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

MUFG Union Bank Credit Facility

Debt consists of borrowings under a Credit Agreement, or Revolver, with MUFG Union Bank, N.A. (formerly Union Bank, N.A.), or UB, under which we can borrow an aggregate principal amount of up to $125.0 million, with a $15.0 million subfacility for the issuance of letters of credit. At March 31, 2015, we had $79.6 million principal amount outstanding under the Revolver. The debt under the Revolver is scheduled to mature on July 21, 2017.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2014 and March 31, 2015:

	December 31,	March 31,

	2014	2015

	(in thousands)

	(unaudited)
Cash and cash equivalents, end of period	$413,301	$451,842

The following table presents information regarding our cash flows for the three months ended March 31, 2014 and 2015:

	March 31,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by (used in) operating activities	$(10,795)	$38,030
Net cash used in investing activities	(3,233)	(5,972)
Net cash provided by financing activities	7,410	6,483
Net increase (decrease) in cash and cash equivalents	$(6,618)	$38,541

Cash Flows from Operating Activities

	March 31,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by (used in) operating activities	$(10,795)	$38,030

Net cash from operating activities increased during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, primarily due to the timing of our billing, and employer client payments of 2015 prefunds when compared to a year ago.

Cash Flows from Investing Activities

	March 31,

	2014	2015

	(in thousands)

	(unaudited)
Net cash used in investing activities	$(3,233)	$(5,972)

Net cash used in investing activities consists of investment in internal use software that is capitalized prior to it being available for its intended use and capital expenditures.

Net cash used in investing activities increased during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014,  due to increased capital expenditures.

Cash Flows from Financing Activities

	March 31,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by financing activities	$7,410	$6,483

Net cash provided by financing activities decreased during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014,  due to a reduction in proceeds from the exercise of employee stock options and contributions to the our Employee Stock Purchase Plan.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2015 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$79,600	$—	$79,600	$—	$—
Interest on long-term debt obligations (2)	4,590	1,967	2,623	—	—
Operating lease obligations (3)	50,831	6,820	13,558	13,825	16,628
Acquisition payments (4)	4,230	4,230	—	—	—
CONEXIS holdback obligation (5)	10,000	10,000	—	—	—
Total	$149,251	$23,017	$95,781	$13,825	$16,628

(1)

Credit facility as of March 31, 2015 is $125.0 million with a variable interest rate of base rate plus a spread of 0.00% to 0.25% per annum or LIBOR plus a spread of 1.75% to 2.25% per annum, and a maturity date of July 21, 2017. At March 31, 2015, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of March 31, 2015 of 2.50% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for businesses acquired in 2012 and 2013.
(5)	Expected payment of holdback amount related to the CONEXIS acquisition, expected to be paid on August 1, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of March 31, 2015, we had cash and cash equivalents of $451.8 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future interest income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of March 31, 2015, we had outstanding principal of $79.6 million under our credit facility. Each loan under the credit facility bears interest at a fluctuating rate per annum equal to a prime rate determined in accordance with the credit agreement, plus a spread of 0.00% to 0.25%, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.75% to 2.25%, as of March 31, 2015. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

The Patient Protection and Affordable Care Act signed into law on March 23, 2010 and related regulations or regulatory actions could adversely affect our ability to offer certain of our CDBs in the manner that we do today or may make CDBs less attractive to some employers. For example, any new laws that increase reporting and compliance burdens on employers may make them less likely to offer CDBs to their employees and instead offer employees benefit coverage through public exchanges. In addition, it is unclear whether the “Cadillac Tax” set to become effective in 2018 will be modified so that employee contributions to FSAs and HSAs are excluded from the calculation or if the entire tax will be repealed. If employers are less incentivized to offer our CDB programs to employees because of the Cadillac Tax, increased regulatory burdens, costs or otherwise, our results of operations and financial condition could be materially adversely affected.

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

We must collect, store and use employee participants’ confidential information, and transmit that data to third parties, to provide our services. For example, we collect names, addresses, social security numbers and other personally identifiable information from employee participants. In addition, we facilitate the issuance and funding of prepaid debit cards and, in some cases, collect bank routing information, account numbers and personal credit card information for purposes of funding an account or issuing a reimbursement. We have invested significantly in preserving the security of this data.

In addition, we utilize third-party platforms and outsource customer support center services and claims processing services to third-party service providers to whom we transmit certain confidential information of our employee participants. We have security measures in place with each of these service providers to help protect this confidential information, including written agreements that outline how protected health information will be handled and shared. However, there are no assurances that these measures, or any additional security measures that our service providers may have in place, will be sufficient to protect this outsourced confidential information from unauthorized security breaches.

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

Our business is subject to a variety of laws and regulations, including those regarding privacy, data protection and information security, and our customers, channel partners and service providers are subject to regulations related to the handling and transfer of certain types of sensitive and confidential information and any failure of our infrastructure, our platform, third-party platforms that we utilize, or solutions to comply with or enable our customers, channel partners and service providers to comply with applicable laws and regulations would harm our business, financial condition and operating results.

As part of our business, we collect employee participants’ personal data for the sole purpose of processing their benefits. Our services and solutions are subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data.  Among other things, we have access to, and our employer clients and employee participants are able to use our solutions to handle and transfer, personally identifiable information and other data of our current and prospective employee participants and others.  The U.S. federal and various state and other jurisdictional governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.  In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.  We are also bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.  Although we comply with applicable laws, regulations, industry standards, contractual obligations and other legal obligations that apply to us, these are constantly evolving and may be modified, may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations or our practices.

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

Our business is dependent on our transaction, financial, accounting and other data processing systems, as well as instances of third-party service provider systems that we use to provide our services. We rely on these systems to process, on a daily basis, a large number of complicated transactions. Any security breach in our business processes and/or systems, or those third-party systems that we use, has the potential to impact our customer information and our financial reporting capabilities which could result in the potential loss of business and our ability to accurately report information. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could potentially lose control of customer data and we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. In addition, any issue of data privacy as it relates to unauthorized access to or loss of employer client and/or employee participant information could result in the potential loss of business, damage to our market reputation, litigation and regulatory investigation and penalties. Our continued investment in the security of our IT systems, continued efforts to improve the controls within our IT systems and those of any service providers that we use to provide our services, business processes improvements, and the enhancements to our culture of information security may not successfully prevent attempts to breach our security or unauthorized access to confidential, sensitive or proprietary information.

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

We contract for insurance to cover a portion of our potential business risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risks. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our results of operations, business and financial condition could be materially adversely affected. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could materially adversely affect our results of operations, financial condition, business and prospects.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of March 31, 2015, we had 35,724,973 shares of our common stock outstanding. In addition, as of March 31, 2015, there were outstanding options to purchase 3,013,180 shares of our common stock and 787,436 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: May 5, 2015	By:	/s/ Colm Callan
Colm Callan
Chief Financial Officer
(Principal Financial Officer)

/s/ Colm Callan
Colm Callan
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated as of April 10, 2014					X
10.2	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated as of February 9, 2015					X
10.3	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated as of March 25, 2015					X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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