Form 10-Q
period 2015-06-30
WAGEWORKS, INC.
filed 2015-07-30
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________

FORM 10-Q

__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 22, 2015, there were 35,853,949 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2014	June 30, 2015
	Derived from
	Audited Financial
	Statements	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,301	$496,379
Restricted cash	332	332
Accounts receivable, net	54,453	57,004
Deferred tax assets - current	11,006	9,371
Prepaid expenses and other current assets	14,215	17,457
Total current assets	493,307	580,543
Property and equipment, net	39,137	42,296
Goodwill	157,109	157,109
Acquired intangible assets, net	94,776	90,373
Deferred tax assets	699	287
Other assets	9,687	4,473
Total assets	$794,715	$875,081
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$54,285	$64,026
Customer obligations	362,451	409,148
Short-term contingent payment	3,180	1,925
Other current liabilities	11,924	11,231
Total current liabilities	431,840	486,330
Long-term debt	79,219	79,072
Long-term contingent payment, net of current portion	695	—
Other non-current liabilities	3,537	4,109
Total liabilities	515,291	569,511
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 35,479 shares at December 31, 2014 and 35,797 shares at June 30, 2015	36	36
Additional paid-in capital	303,568	320,557
Accumulated deficit	(24,180)	(15,023)
Total stockholders’ equity	279,424	305,570
Total liabilities and stockholders’ equity	$794,715	$875,081

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues:
Healthcare	$37,592	$43,814	$77,576	$91,103
Commuter	15,050	16,028	31,093	31,925
COBRA	3,701	12,313	7,739	24,883
Other	2,414	10,602	4,969	20,142
Total revenue	58,757	82,757	121,377	168,053
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	21,157	29,775	43,954	61,846
Technology and development	5,298	11,783	10,497	22,368
Sales and marketing	9,332	12,490	18,699	25,621
General and administrative	10,539	13,119	20,471	26,684
Amortization and change in contingent consideration	4,549	6,732	8,969	13,011
Employee termination and other charges	—	2,080	—	2,080
Total operating expenses	50,875	75,979	102,590	151,610
Income from operations	7,882	6,778	18,787	16,443
Other income (expense):
Interest income	1	17	2	19
Interest expense	(254)	(609)	(511)	(1,184)
Other income	11	222	24	288
Income before income taxes	7,640	6,408	18,302	15,566
Income tax provision	(3,053)	(2,890)	(7,271)	(6,409)
Net income	$4,587	$3,518	$11,031	$9,157
Basic net income per share	$0.13	$0.10	$0.32	$0.26
Diluted net income per share	$0.13	$0.10	$0.30	$0.25
Shares used in basic net income per share calculations	35,117	35,761	34,975	35,659
Shares used in diluted net income per share calculations	36,340	36,596	36,323	36,634

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$11,031	$9,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,621	3,153
Amortization and change in contingent consideration	8,969	13,011
Stock-based compensation	6,278	9,249
Loss on disposal of fixed assets	14	27
Provision for doubtful accounts	(342)	246
Deferred taxes	6,288	4,443
Excess tax benefit from the exercise of stock options	(6,428)	(4,255)
Changes in operating assets and liabilities:
Accounts receivable	(5,767)	(2,797)
Prepaid expenses and other current assets	(723)	(2,999)
Other assets	(2,318)	2,057
Accounts payable and accrued expenses	(7,292)	8,628
Customer obligations	(967)	46,697
Other liabilities	(640)	1,344
Net cash provided by operating activities	9,724	87,961
Cash flows from investing activities:
Purchases of property and equipment	(7,067)	(11,258)
Change in restricted cash	(1)	—
Net cash used in investing activities	(7,068)	(11,258)
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,797	2,812
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	1,363	1,378
Payment of contingent consideration	(3,308)	(2,070)
Excess tax benefit from the exercise of stock options	6,428	4,255
Net cash provided by financing activities	8,280	6,375
Net increase in cash and cash equivalents	10,936	83,078
Cash and cash equivalents at beginning of period	359,958	413,301
Cash and cash equivalents at end of period	$370,894	$496,379
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$444	$1,718
Taxes	82	327
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	478	408

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

Basis of Presentation

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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2015, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with certain lenders.  The estimated fair value of such instruments at June 30, 2015 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash and cash equivalents, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2014	2,705	1,170
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	81	39
Payment of contingent consideration	(2,070)	—
Balances at June 30, 2015	$716	$1,209

The remaining contingent consideration for CBS will be paid in the third quarter of 2015 and BCI will be paid in first quarter of 2016.

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization and change in contingent consideration line item on the consolidated statements of income, until the contingency is resolved.

Losses on revaluation of contingent consideration result from accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels. The Company recorded immaterial charges,  for both the three months ended June 30, 2014 and 2015. The Company recorded a  $0.1 million charge for both the six months ended June 30, 2014 and 2015.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

			Significant
	Fair Value at	Valuation	Unobservable
	June 30, 2015	Technique	Input
	(in thousands)
Contingent consideration - BCI	$716	Discounted cash flow	Annualized revenue and probability of achievement
Contingent consideration - CBS	$1,209	Discounted cash flow	Annualized revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs

As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. Significant increases/decreases in these unobservable inputs in isolation would result in a significantly higher/lower fair value measurement.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU will have a material change to its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing what impact, if any, the adopting this ASU will have on its consolidated financial statements and related disclosures.

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator (basic and diluted):
Net income	$4,587	$3,518	$11,031	$9,157
Denominator (basic):
Weighted average common shares outstanding	35,117	35,761	34,975	35,659
Denominator (diluted):
Weighted average common shares outstanding	35,117	35,761	34,975	35,659
Dilutive stock options	1,223	835	1,348	975
Diluted weighted average common shares outstanding	36,340	36,596	36,323	36,634
Net income per share:
Basic	$0.13	$0.10	$0.32	$0.26
Diluted	$0.13	$0.10	$0.30	$0.25

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Stock options outstanding	50	1,088	49	707

(3)     Intangible Assets

Acquired intangible assets at December 31, 2014 and June 30, 2015 were comprised of the following (dollars in thousands):

	December 31, 2014			June 30, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$120,723	$33,885	$86,838	$123,879	$40,098	$83,781
Trade names	3,880	1,657	2,223	3,880	2,031	1,849
Technology	13,846	9,390	4,456	13,846	10,276	3,570
Noncompete agreements	2,232	1,798	434	2,232	1,834	398
Favorable lease	1,137	312	825	1,137	362	775
Total	$141,818	$47,042	$94,776	$144,974	$54,601	$90,373

Amortization expense for acquired intangible assets totaled $2.2 million and $3.8 million for the three months ended June 30, 2014 and 2015, respectively. Amortization expense for acquired intangible assets totaled $4.3 million and $7.6 million for the six months ended June 30, 2014 and 2015, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2015	$7,454
2016	13,996
2017	13,442
2018	12,816
2019	12,256
Thereafter	30,409
Total	$90,373

(4)     Accounts Receivable

Accounts receivable at December 31, 2014 and June 30, 2015 were comprised of the following (dollars in thousands):

	December 31,	June 30,
	2014	2015
Trade receivables	$35,762	$40,328
Unpaid amounts for benefit services	19,458	17,679
	55,220	58,007
Less allowance for doubtful accounts	(767)	(1,003)
Accounts receivable, net	$54,453	$57,004

(5)     Property and Equipment

Property and equipment at December 31, 2014 and June 30, 2015 were comprised of the following (dollars in thousands):

	December 31,	June 30,
	2014	2015
Computers and equipment	$13,670	$15,098
Software and software development costs	77,104	86,397
Furniture and fixtures	3,306	3,293
Leasehold improvements	8,285	8,328
	$102,365	$113,116
Less accumulated depreciation and amortization	(63,228)	(70,820)
Property and equipment, net	$39,137	$42,296

In the six months ended June 30, 2015, the Company capitalized software development costs of $8.6 million. In the three months ended June 30, 2014 and 2015, the Company amortized $2.2 million and $2.9 million of capitalized software development costs, respectively. In the six months ended June 30, 2014 and 2015, the Company amortized $4.3 million and $5.3 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At June 30, 2015, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $27.3 million.

Total depreciation expense and amortization of capitalized software development costs, in the three months ended June 30, 2014 and 2015 was $3.0 million and $4.5 million, respectively and $6.0 million and $8.5 million in the six months ended June 30, 2014 and 2015, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and June 30, 2015 were comprised of the following (dollars in thousands):

	December 31,	June 30,
	2014	2015
Accounts payable	$1,180	$4,913
Payable to benefit providers and transit agencies	19,500	28,196
Accrued payables	11,099	10,552
Accrued compensation and related benefits	16,045	14,510
Other accrued expenses	3,156	2,193
Deferred revenue	3,305	3,662
Accounts payable and accrued expenses	$54,285	$64,026

(7)     Long-term debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, an increase from the previous aggregate principal amount of $125.0 million the Company could borrow. The amendment also contains an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility from July 21, 2017 to June 5, 2020 and reduced the margin added to LIBOR. The margin added to LIBOR rate is now in a range of 125 to 175 basis points, down from a range of 175 to 225 basis points. The interest rate applicable to the revolving credit facility as of June 30, 2015 is 1.69%. The Company incurred fees of approximately $0.3 million in connection with the Amended and Restated Credit Agreement, which are being amortized over the term of the amendment. As of June 30, 2015, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31,	June 30,
	2014	2015
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	3,182	2,950
Amounts available to borrow (1)	42,218	67,450

(1)	Excluding $100 million increase option

As collateral, the Company’s obligations are secured by substantially all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The credit facility contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a consolidated leverage ratio and an interest coverage ratio. The Company is obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. The Company is currently in compliance with all financial and non-financial covenants under the credit facility.

The credit facility contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults.  Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. As a result, the Company recognized charges in operating expenses of $2.1 million in the second quarter of 2015, primarily for severance costs. The Company has recorded these severance costs within accrued compensation and related benefits in the accompanying consolidated balance sheet.

Changes in the Company’s accrued liabilities for workforce reduction costs in the six months ended June 30, 2015 were as follows (dollars in thousands):

June 30,
2015
Beginning balance	$—
Workforce reduction costs accrued	2,080
Workforce reduction costs paid	(1,144)
Ending balance	$936

The accrued liability for workforce reduction costs will substantially be settled by the end of 2015.

(9)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

The following table summarizes the weighted-average fair value of stock options granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Stock options granted (in thousands)	723	14	933	51
Weighted average fair value at date of grant	$17.72	$17.87	$19.81	$22.34

Stock option activity for the six months ended June 30, 2015 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2014	3,206	$20.90	6.75	$140,029
Granted	51	57.04
Exercised	(239)	11.76
Forfeited	(99)	38.03
Outstanding as of June 30, 2015	2,919	$21.69	6.28	$59,112
Vested and expected to vest at June 30, 2015	2,845	$21.27	6.21	$58,660
Exercisable at June 30, 2015	1,992	$14.15	5.20	$53,459

As of June 30, 2015, there was $15.1 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.6 years as of June 30, 2015.

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three and six months ended June 30, 2014 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Expected volatility	47.00%	43.15%	47.08%	43.99%
Risk-free interest rate	1.86%	1.51%	1.87%	1.54%
Expected term (in years)	6.08	4.74	6.07	4.74
Dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense related to restricted stock units was $2.7 million and $3.0 million for the three months ended June 30, 2014 and 2015, respectively. Stock-based compensation expense related to restricted stock units was $3.5 million and $5.6 million for the six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, there was $24.0 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 1.8 years as of June 30, 2015.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2014	637	$37.99
Granted	222	58.98
Vested	(58)	30.22
Forfeitures	(42)	40.48
Unvested at June 30, 2015	759	$44.60

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of revenue	$594	$898	$826	$1,699
Technology and development	287	295	495	342
Sales and marketing	570	668	899	1,332
General and administrative	2,789	2,952	4,058	5,876
Total	$4,240	$4,813	$6,278	$9,249

(10)     Income Taxes

The income tax provision for the three months ended June 30, 2014 and 2015 was $3.1 million and $2.9 million, respectively, and the income tax provision for the six months ended June 30, 2014 and 2015 was $7.3 million and $6.4 million, respectively. The Company's effective tax rate was 45.1%  and 41.2% for the three and six months ended June 30, 2015, compared to 40% and 39.7% for the same periods in 2014. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there are no income tax examinations scheduled in the jurisdictions where the Company operates.

As of June 30, 2015, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(11)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of
June 30, 2015
Remainder of 2015	$3,636
2016	6,370
2017	6,721
2018	6,840
2019	6,980
Thereafter	18,336
Total future minimum lease payments	$48,883

Rent expense for the three months ended June 30, 2014 and 2015 was $1.0 million and $2.1 million, respectively, and $1.9 million and $4.1 million, for the six months ended June 30, 2014 and 2015, respectively. Future minimum lease payments under capital leases, not included in the table above, as of June 30, 2015 are $0.6 million and $0.3 million for remainder of 2015 and 2016, respectively. We have no future minimum lease payments under capital leases extending beyond 2016.

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

Organizational Efficiency Plan

We continually evaluate ways to improve business processes to ensure that operations align with our strategy and vision for the future. During the second quarter of 2015,  we integrated operations and consolidated certain positions resulting in employee headcount reductions. The reductions include administrative, operational and support personnel.

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

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. We offer a direct billing service where former employee participants pay for coverage they elect to continue and we handle the billing, accounting and customer service for these separated employees, as well as interfacing with the carrier regarding the employee’s eligibility. We also derive other revenue from administrative and development services we provide to a customer to operate their health insurance exchange business which includes enrollment, billing, customer service and payment processing services. Other services revenue is recognized as services are rendered under our written service agreements.

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

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of June 30, 2015, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2015

Revenue

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

Revenue:	(in thousands, unaudited)			(in thousands, unaudited)
Healthcare	$37,592	$43,814	17%	$77,576	$91,103	17%
Commuter	15,050	16,028	6%	31,093	31,925	3%
COBRA	3,701	12,313	233%	7,739	24,883	222%
Other	2,414	10,602	339%	4,969	20,142	305%
Total revenue	$58,757	$82,757	41%	$121,377	$168,053	38%

Healthcare Revenue

The $6.2 million increase in healthcare revenue for the three months ended June 30, 2015 as compared to the prior-year period was primarily driven by a $5.6 million increase in FSA and HRA revenue, of which $3.5 million was from contribution of a full quarter of CONEXIS operations, and $2.1 million was driven by the addition of new clients and growth in new employee participation in FSA and HRA programs. Healthcare revenue was further increased by a $0.6 million increase in HSA revenue, due to the addition of new clients and growth in employee participation in this program.

The $13.5 million increase in healthcare revenue for the six months ended June, 30, 2015 as compared to the prior-year period was primarily driven by a $12.3 million increase in FSA and HRA revenue, of which $8.4 million was from contribution of a full two quarters of CONEXIS operations, and $3.9 million due to the addition of new clients and growth in new employee participation in FSA and HRA programs. Healthcare revenue was further increased by a $1.2 million increase in HSA revenue, due to the addition of new clients and growth in employee participation in this program.

Commuter Revenue

The $1.0 million increase in commuter revenue for the three months ended June 30, 2015 as compared to the prior-year period was primarily driven by growth in the number of employee participation in our commuter programs and increases in interchange revenue.

The $0.8 million increase in commuter revenue for the six months ended June 30, 2015 as compared to the prior-year period was primarily driven by growth in the number of employee participation in our commuter programs and increases in interchange revenue offset by non-recurring revenue related to expired vouchers recorded in the first quarter of 2014.

COBRA Revenue

The $8.6 million increase in COBRA revenue for the three months ended June 30, 2015 as compared to the prior-year period was primarily driven by $8.2 million of contribution from a full quarter of CONEXIS operations.

The $17.1 million increase in COBRA revenue for the six months ended June 30, 2015 as compared to the prior-year period was primarily driven by $16.3 million of contribution from a full two quarters of CONEXIS operations.

Other Revenue

The $8.2 million increase in other revenue for the three months ended June 30, 2015 as compared to the prior-year period was primarily driven by $8.1 million of contribution from a full quarter of CONEXIS operations, of which $7.2 million was related to administrative and development services we provide to a customer to operate their health insurance exchange business and $0.9 million from the administration of direct bill services to employee participants.

The $15.2 million increase in other revenue for the six months ended June 30, 2015 as compared to the prior-year period was primarily driven by $14.6 million of contribution from a full two quarters of CONEXIS operations, of which $12.7 million was related to administrative and development services we provide to a customer to operate their health insurance exchange business and $1.9 million from the administration of direct bill services to employee participants.

Cost of Revenues

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$21,157	$29,775	41%	$43,954	$61,846	41%
Percent of revenue	36%	36%		36%	37%

The $8.6 million increase in cost of revenues for the three months ended June 30, 2015 as compared to the prior-year period was primarily due to the inclusion of $7.3 million of CONEXIS’ cost of revenues and an increase in outsourced services costs of $0.6 million due to call center and claims processing costs to support employee participant growth. The remainder of the increase is primarily due to stock-based compensation expense due to new grants of performance-based restricted stock units as well as stock options granted in the first quarter of 2015.

The $17.9 million increase in cost of revenues for the six months ended June 30, 2015 as compared to the prior-year period was primarily due to the inclusion of $14.9 million of CONEXIS’ cost of revenues and an increase in outsourced services and salaries and personnel-related costs of $1.5 million due call center and claims processing costs to support employee participant growth. The remainder of the increase was primarily due to stock-based compensation expense due to new grants of performance-based restricted stock units as well as stock options granted in the first quarter of 2015.

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

Technology and Development

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$5,298	$11,783	122%	$10,497	$22,368	113%
Percent of revenue	9%	14%		9%	13%

The $6.5 million increase in technology and development expenses for the three months ended June 30, 2015 as compared to the prior-year period was driven by the inclusion of $6.4 million of CONEXIS’ technology and development expense.

The $11.9 million increase in technology and development expenses for the six months ended June 30, 2015 as compared to the prior-year period was primarily driven by the inclusion of $11.0 million of CONEXIS’ technology and development expense. The remainder of the increase was primarily due to continued investment in product development to improve features and customer satisfaction in our proprietary platform.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. As we realize synergies and consolidate projects, the dollar amount spent on technology and development has decreased. The timing of development and enhancement projects, including the nature of expenditures as well the phase of the project that could require capitalization or expense treatment, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$9,332	$12,490	34%	$18,699	$25,621	37%
Percent of revenue	16%	15%		15%	15%

The $3.2 million increase in sales and marketing expense for the three months ended June 30, 2015 as compared to prior-year period was primarily due to the inclusion of $2.7 million for CONEXIS’s sales and marketing expense.  The remainder of the increase in sales and marketing expenses was driven by an increase in outside sales commissions, stock-based compensation expense due to new restricted stock units and stock option grants in the first quarter of 2015, as well as increases in salaries and personnel-related costs.

The $6.9 million increase in sales and marketing expense for the six months ended June 30, 2015 as compared to prior-year period was primarily due to the inclusion of $5.6 million of CONEXIS’ sales and marketing expense. Sales and marketing expense increase was also driven by salaries and personnel-related costs of $0.4 million due to hiring sales and marketing personnel to implement various new sales and marketing programs and stock-based compensation expense of $0.4 million due to new grants of restricted stock units and stock options. The remaining increase in sales and marketing expense was driven by outside sales commissions and travel and entertainment expense due to incremental travel to support the increase in client base.

We intend to continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also intend to promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$10,539	$13,119	24%	$20,471	$26,684	30%
Percent of revenue	18%	16%		17%	16%

The $2.6 million increase in general and administrative expenses for the three months ended June 30, 2015 as compared to the prior-year period was primarily due to the inclusion of $2.0 million of CONEXIS’ general and administrative expense. The remainder of the increase was primarily due to an increase in rent expense associated with increased rental payments at our San Mateo corporate office and Arizona facility.

The $6.2 million increase in general and administrative expenses for the six months ended June 30, 2015 as compared to the prior-year period was primarily due to the inclusion of $3.6 million of CONEXIS’ general and administrative expense. General and administrative expenses were further driven by an increase of $1.8 million in stock-based compensation expense, primarily due to new grants of restricted stock units, performance-based restricted stock units and stock options. The remainder of the increase was primarily due to an increase in rent expense as discussed above.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Employee Termination and Other Charges

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Employee termination and other charges	$—	$2,080	100%	$—	$2,080	100%

In the second quarter of 2015, we executed on an organizational efficiency plan which reduced our headcount. We recognized charges of $2.1 million primarily for severance costs.

Amortization and Change in Contingent Consideration

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$4,549	$6,732	48%	$8,969	$13,011	45%

The $2.2 million increase in the amortization and change in contingent consideration line item for the three months ended June 30, 2015 when compared to the prior-year period was primarily driven by $1.5 million of amortization of intangibles as a result of the CONEXIS acquisition. The remainder of the increase resulted from amortization of additions to internally developed software and amortization acceleration related to customer migration from a legacy platform to our Complink platform.

The $4.0 million increase in the amortization and change in contingent consideration line item for the six months ended June 30, of 2015 when compared to the prior-year period was primarily driven by a $3.1 million of amortization of intangibles as a result of CONEXIS acquisition. The remainder of the increase resulted from amortization of additions to internally developed software and amortization acceleration related to customer migration from a legacy platform to our Complink platform.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2015	2014	2015

	(in thousands, unaudited)		(in thousands, unaudited)
Interest income	$1	$17	$2	$19
Interest expense	(254)	(609)	(511)	(1,184)
Other income	11	222	24	288

The increase in the interest expense line item for the three and six months of 2015 when compared to the three and six months of 2014, is due to the increase in borrowing under the line of credit with MUFG Union Bank related to the acquisition of CONEXIS.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2015	2014	2015

	(in thousands, unaudited)		(in thousands, unaudited)
Income tax provision	$(3,053)	$(2,890)	$(7,271)	$(6,409)

Our provision for income taxes decreased from $3.1 million for the second quarter of 2014 to $2.9 million for the second quarter of 2015 and $7.3 million for the six months ended June 30, 2014 to $6.4 million for the six months ended June 30, 2015 due primarily to a decrease in income before income taxes for the second quarter of 2015.

Liquidity and Capital Resources

At June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $496.4 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as, in recent years, other cash flows from operating activities. For the six months ended June 30, 2015, our cash flow from operating activities provided $88.3 million and at June 30, 2015, we had $67.5 million of borrowing capacity available under our credit facility.

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

The operation of these prefunds for our enterprise employer clients throughout the year typically is as follows: at the beginning of a plan year, these employer clients provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished on a weekly basis by our FSA and HRA employer clients and on a monthly basis by our commuter employer clients, in each case, after we have advanced the funds necessary to process employee participants’ FSA and HRA claims as they are submitted to us and to pay vendors relating to our commuter programs. As a result, our cash balances can vary significantly depending upon the timing of invoicing, the date payment is received from our employer clients and the reimbursement for payments we have made on behalf of employee participants. This prefunding activity covers our estimate of approximately one week of spending on behalf of the employer client’s employee participants. We do not require a prefund to administer any of our HSA programs because employee participants in these programs only have access to funds they have previously contributed.

MUFG Union Bank Credit Facility

In the second quarter of 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A. The amendment extended the term of the credit facility from July 21, 2017 to June 5, 2020 and reduced the margin added to LIBOR. The margin added to LIBOR rate is now in a range from 125 to 175 basis points, down from a range of 175 to 225 basis points. The interest rate applicable on the revolving credit facility as of June 30, 2015 is 1.69%. The amendment also provides for a $150.0 million revolving credit facility, with a $15.0 million subfacility for the issuance of letters of credit, an increase from the previous amount the Company could borrow in the aggregate of $125.0 million. The amendment also contains an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. In addition, the credit facility provides for stock repurchases of up to an aggregate of $1.0 million in any fiscal year. As of June 30, 2015, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31,	June 30,
	2014	2015
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	3,182	2,950
Amounts available to borrow (1)	42,218	67,450

(1)	Excluding $100 million increase option

As collateral for the credit facility,  we granted UB a security interest in substantially all of our assets. All of our material existing and future subsidiaries are required to guaranty our obligations under the credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The credit facility contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a consolidated leverage ratio and an interest coverage ratio. We are obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. We are currently in compliance with all financial and non-financial covenants under the credit facility.

The credit facility contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults.  Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2014 and June 30, 2015:

	December 31,	June 30,

	2014	2015

	(in thousands)

	(unaudited)
Cash and cash equivalents, end of period	$413,301	$496,379

The following table presents information regarding our cash flows for the six months ended June 30, 2014 and 2015:

	June 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$9,724	$87,961
Net cash used in investing activities	(7,068)	(11,258)
Net cash provided by financing activities	8,280	6,375
Net increase in cash and cash equivalents	$10,936	$83,078

Cash Flows from Operating Activities

	June 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$9,724	$87,961

Net cash from operating activities increased during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014, primarily due to the timing of payments received from our employer clients for funding FSA accounts as compared to a year ago. Cash from operating activities was further increased by the timing of payments to transit agencies during 2015 when compared to 2014.

Cash Flows from Investing Activities

	June 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash used in investing activities	$(7,068)	$(11,258)

Net cash used in investing activities increased during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014,  due primarily to increased expenditures for internal use software costs.

Cash Flows from Financing Activities

	June 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by financing activities	$8,280	$6,375

Net cash provided by financing activities decreased during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014,  due to a reduction in proceeds from the exercise of employee stock options.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2015 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	6,617	1,323	2,647	2,647	—
Operating lease obligations (3)	48,883	6,671	13,466	13,830	14,916
Acquisition payments (4)	2,160	2,160	—	—	—
CONEXIS holdback obligation (5)	10,000	10,000	—	—	—
Total	$147,260	$20,154	$16,113	$96,077	$14,916

(1)

Credit facility as of June 30, 2015 is $150.0 million with a base rate determined in accordance with the credit agreement, or at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At June 30, 2015, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of June 30, 2015 of 1.69% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for businesses acquired in 2012 and 2013.
(5)	Expected payment of holdback amount related to the CONEXIS acquisition, expected to be paid on August 1, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of June 30, 2015, we had cash and cash equivalents of $496.4 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future interest income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of June 30, 2015, we had outstanding principal of $79.6 million under our credit facility. Each loan under the credit facility bears interest at a base rate determined in accordance with the credit agreement, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.25% to 1.75%, as of June 30, 2015. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

If we are unable to retain and expand our employer client base, establish new channel partnerships and exchange relationships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our larger employer clients, which we refer to as enterprise clients, and one to three years for our SMB clients. We also derive revenue from our channel partner agreements with American Family Life Assurance Company, or Aflac, and Ceridian. We anticipate in the future establishing new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period. In addition, our exchange relationships contribute development revenue as well as monthly subscriber fees to our revenue and there is no guarantee that we will be able to retain and maintain these relationships in their current form or add additional exchange partners.

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

Another important aspect of our growth strategy depends upon our ability to maintain our existing channel partner relationships and exchange relationships and develop new relationships. No assurance can be given that new channel partners or exchange opportunities will be found, that any such new relationships will be successful when they are in place, or that business with our current channel partners or exchange partners will increase at the level necessary to support our growth objectives. If our employer clients do not renew their agreements with us, and we are unable to attract new employer clients, channel partners or exchange partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of June 30, 2015, we had 35,796,693 shares of our common stock outstanding. In addition, as of June 30, 2015, there were outstanding options to purchase 2,919,194 shares of our common stock and 759,402 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: July 30, 2015	By:	/s/ Colm Callan
Colm Callan
Chief Financial Officer
(Principal Financial Officer)

/s/ Colm Callan
Colm Callan
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated as of April 10, 2014	10-Q	001-35232	10.1	05/05/2015
10.2	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated as of February 9, 2015	10-Q	001-35232	10.2	05/05/2015
10.3	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated as of March 25, 2015	10-Q	001-35232	10.3	05/05/2015
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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