Form 10-Q
period 2015-09-30
WAGEWORKS, INC.
filed 2015-11-05
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________

FORM 10-Q

__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, there were 35,942,492 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2014	September 30, 2015
	Derived from
	Audited Financial
	Statements	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,301	$477,992
Restricted cash	332	332
Accounts receivable, net	54,453	62,085
Deferred tax assets - current	11,006	5,755
Prepaid expenses and other current assets	14,215	15,428
Total current assets	493,307	561,592
Property and equipment, net	39,137	49,493
Goodwill	157,109	157,109
Acquired intangible assets, net	94,776	86,422
Deferred tax assets	699	75
Other assets	9,687	4,305
Total assets	$794,715	$858,996
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$54,285	$61,981
Customer obligations	362,451	390,403
Short-term contingent payment	3,180	727
Other current liabilities	11,924	957
Total current liabilities	431,840	454,068
Long-term debt	79,219	79,016
Long-term contingent payment, net of current portion	695	—
Other non-current liabilities	3,537	4,239
Total liabilities	515,291	537,323
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,000,000 shares; issued 35,479 shares at December 31, 2014 and 35,932 shares at September 30, 2015	36	36
Additional paid-in capital	303,568	329,062
Accumulated deficit	(24,180)	(7,425)
Total stockholders’ equity	279,424	321,673
Total liabilities and stockholders’ equity	$794,715	$858,996

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues:
Healthcare	$38,600	$42,204	$116,176	$133,307
Commuter	15,078	16,003	46,171	47,928
COBRA	9,544	12,229	17,283	37,112
Other	4,776	12,724	9,745	32,866
Total revenue	67,998	83,160	189,375	251,213
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	24,951	26,364	68,905	88,210
Technology and development	8,242	11,560	18,739	33,928
Sales and marketing	12,059	12,824	30,758	38,445
General and administrative	10,470	12,875	30,941	39,559
Amortization and change in contingent consideration	5,688	6,935	14,657	19,946
Employee termination and other charges	—	(112)	—	1,968
Total operating expenses	61,410	70,446	164,000	222,056
Income from operations	6,588	12,714	25,375	29,157
Other income (expense):
Interest income	1	66	3	85
Interest expense	(499)	(339)	(1,010)	(1,523)
Other income (expense)	713	(8)	737	280
Income before income taxes	6,803	12,433	25,105	27,999
Income tax provision	(2,690)	(4,835)	(9,961)	(11,244)
Net income	$4,113	$7,598	$15,144	$16,755
Basic net income per share	$0.12	$0.21	$0.43	$0.47
Diluted net income per share	$0.11	$0.21	$0.42	$0.46
Shares used in basic net income per share calculations	35,234	35,880	35,062	35,733
Shares used in diluted net income per share calculations	36,152	36,516	36,267	36,595

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income	$15,144	$16,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,864	4,810
Amortization and change in contingent consideration	14,657	19,946
Stock-based compensation	10,012	14,674
Loss on disposal of fixed assets	14	519
Provision for doubtful accounts	(441)	220
Deferred taxes	8,267	10,577
Excess tax benefit from the exercise of stock options	(7,706)	(5,260)
Changes in operating assets and liabilities:
Accounts receivable	(10,907)	(7,852)
Prepaid expenses and other current assets	(5,256)	(512)
Other assets	(2,608)	2,225
Accounts payable and accrued expenses	480	6,953
Customer obligations	(514)	27,952
Other liabilities	(1,055)	(1,172)
Net cash provided by operating activities	22,951	89,835
Cash flows from investing activities:
Purchases of property and equipment	(11,628)	(24,200)
Cash consideration for business acquisitions, net of cash acquired	(44,314)	(9,445)
Change in restricted cash	(1)	—
Net cash used in investing activities	(55,943)	(33,645)
Cash flows from financing activities:
Proceeds from debt	49,663	—
Proceeds from exercise of common stock options	4,726	4,695
Proceeds from issuance of common stock (Employee Stock Purchase Plan)	1,776	1,793
Payment of contingent consideration	(4,485)	(3,247)
Excess tax benefit from the exercise of stock options	7,706	5,260
Net cash provided by financing activities	59,386	8,501
Net increase in cash and cash equivalents	26,394	64,691
Cash and cash equivalents at beginning of period	359,958	413,301
Cash and cash equivalents at end of period	$386,352	$477,992
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$866	$2,079
Taxes	696	822
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	900	371

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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at September 30, 2015, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with certain lenders.  The estimated fair value of such instruments at September 30, 2015 approximates their carrying value as reported on the consolidated balance sheet. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash and cash equivalents, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (dollars in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2014	2,705	1,170
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	92	7
Payment of contingent consideration	(2,070)	(1,177)
Balances at September 30, 2015	$727	$—

The remaining contingent consideration for CBS was paid in the third quarter of 2015, while for BCI the remaining balance will be paid in first quarter of 2016.

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

The Company recorded $0.1 million and an immaterial charge for the three months ended September 30, 2014 and 2015, respectively. The Company recorded $0.2 million and $0.1 million charge for the nine months ended September 30, 2014 and 2015, respectively.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

	Fair Value at	Valuation	Significant Unobservable
	September 30, 2015	Technique	Input
	(in thousands)
Contingent consideration - BCI	$727	Discounted cash flow	Annualized revenue and probability of achievement

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

CONEXIS Acquisition

The holdback obligation of $10.0 million related to the CONEXIS acquisition in 2014, classified in the other current liabilities item in the consolidated balance sheet, was settled during the three months ended September 30, 2015 for $9.4 million after working capital adjustments.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) in ASU 2015-14. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing what impact, if any, of adopting this ASU will have on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16,  Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. ASU 2015-16 provides guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The Company will adopt the ASU for all future business combination that have measurement period adjustments.

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator (basic and diluted):
Net income	$4,113	$7,598	$15,144	$16,755
Denominator (basic):
Weighted average common shares outstanding	35,234	35,880	35,062	35,733
Denominator (diluted):
Weighted average common shares outstanding	35,234	35,880	35,062	35,733
Dilutive stock options and other	918	636	1,205	862
Diluted weighted average common shares outstanding	36,152	36,516	36,267	36,595
Net income per share:
Basic	$0.12	$0.21	$0.43	$0.47
Diluted	$0.11	$0.21	$0.42	$0.46

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options outstanding	1,063	1,419	1,158	944

(3)     Intangible Assets

Acquired intangible assets at December 31, 2014 and September 30, 2015 were comprised of the following (dollars in thousands):

	December 31, 2014			September 30, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$120,723	$33,885	$86,838	$123,879	43,437	$80,442
Trade names	3,880	1,657	2,223	3,880	2,218	1,662
Technology	13,846	9,390	4,456	13,846	10,658	3,188
Noncompete agreements	2,232	1,798	434	2,232	1,852	380
Favorable lease	1,137	312	825	1,137	387	750
Total	$141,818	$47,042	$94,776	$144,974	$58,552	$86,422

Amortization expense for acquired intangible assets totaled $3.4 million and $3.9 million for the three months ended September 30, 2014 and 2015, respectively. Amortization expense for acquired intangible assets totaled $7.8 million and $11.5 million for the nine months ended September 30, 2014 and 2015, respectively.

The estimated expected amortization expense in future periods is as follows (dollars in thousands):

Remainder of 2015	$4,183
2016	15,868
2017	15,314
2018	12,144
2019	11,584
Thereafter	27,329
Total	$86,422

(4)     Accounts Receivable

Accounts receivable at December 31, 2014 and September 30, 2015 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2014	2015
Trade receivables	$35,762	$38,429
Unpaid amounts for benefit services	19,458	24,643
	55,220	63,072
Less allowance for doubtful accounts	(767)	(987)
Accounts receivable, net	$54,453	$62,085

(5)     Property and Equipment

Property and equipment at December 31, 2014 and September 30, 2015 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2014	2015
Computers and equipment	$13,670	$14,478
Software and software development costs	77,104	90,343
Furniture and fixtures	3,306	3,272
Leasehold improvements	8,285	16,011
	$102,365	$124,104
Less accumulated depreciation and amortization	(63,228)	(74,611)
Property and equipment, net	$39,137	$49,493

In the nine months ended September 30, 2015, the Company capitalized software development costs of $12.4 million. In the three months ended September 30, 2014 and 2015, the Company amortized $2.2 million and $3.0 million of capitalized software development costs, respectively. In the nine months ended September 30, 2014 and 2015, the Company amortized $6.5 million and $8.3 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At September 30, 2015, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheet was $28.1 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended September 30, 2014 and 2015 was $3.5 million and $4.7 million, respectively and $9.4 million and $13.1 million in the nine months ended September 30, 2014 and 2015, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and September 30, 2015 were comprised of the following (dollars in thousands):

	December 31,	September 30,
	2014	2015
Accounts payable	$1,180	$2,240
Payable to benefit providers and transit agencies	19,500	23,370
Accrued payables	11,099	14,124
Accrued compensation and related benefits	16,045	17,534
Other accrued expenses	3,156	1,831
Deferred revenue	3,305	2,882
Accounts payable and accrued expenses	$54,285	$61,981

(7)     Long-term debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, an increase from the previous aggregate principal amount of $125.0 million the Company could borrow. The amendment also contains an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility from July 21, 2017 to June 5, 2020 and reduced the margin added to LIBOR. The margin added to LIBOR rate is now in a range of 125 to 175 basis points, down from a range of 175 to 225 basis points. The interest rate applicable to the revolving credit facility as of September 30, 2015 is 1.70%. The Company incurred fees of approximately $0.3 million in connection with the Amended and Restated Credit Agreement, which are being amortized over the term of the amendment. As of September 30, 2015, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31,	September 30,
	2014	2015
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	3,182	2,950
Amounts available to borrow (1)	42,218	67,450

(1)	Excluding $100 million increase option

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

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In the three months ended September 30, 2015, the Company recorded a $0.1 million credit to employee termination costs. This credit is a result of unused and expired outplacement services which were offered to impacted employees. In the nine months ended September 30, 2015, the Company recognized charges in operating expenses of $2.0 million, primarily for severance costs. The Company has recorded these severance costs within accrued compensation and related benefits in the accompanying consolidated balance sheet.

Changes in the Company’s accrued liabilities for workforce reduction costs in the nine months ended September 30, 2015 were as follows (dollars in thousands):

September 30,
2015
Beginning balance	$—
Employee termination and other charges	1,968
Cash paid	(1,564)
Ending balance	$404

The accrued liability for employee termination costs will substantially be settled by the end of 2015.

(9)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option program critical to its operation and productivity.

The following table summarizes the weighted-average fair value of stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options granted (in thousands)	55	413	988	464
Weighted average fair value at date of grant	$18.95	$18.70	$19.76	$19.09

Stock option activity for the nine months ended September 30, 2015 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2014	3,206	$20.90	6.75	$140,029
Granted	464	49.24
Exercised	(354)	13.25
Forfeited	(155)	38.84
Outstanding as of September 30, 2015	3,161	$25.03	6.51	$67,636
Vested and expected to vest at September 30, 2015	3,067	$24.52	6.44	$67,066
Exercisable at September 30, 2015	1,984	$15.05	5.14	$60,512

As of September 30, 2015, there was $19.7 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 2.85 years as of September 30, 2015.

The weighted average assumptions used in the Black-Scholes option pricing model to value option grants during the three and nine months ended September 30, 2014 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Expected volatility	45.12%	43.43%	46.97%	43.49%
Risk-free interest rate	1.89%	1.55%	1.87%	1.55%
Expected term (in years)	6.25	4.74	6.08	4.74
Dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense related to restricted stock units was $2.0 million and $3.4 million for the three months ended September 30, 2014 and 2015, respectively. Stock-based compensation expense related to restricted stock units was $5.5 million and $9.0 million for the nine months ended September 30, 2014 and 2015, respectively. As of September 30, 2015, there was $21.8 million of total unrecognized compensation cost related to unvested restricted stock units which are expected to vest. The cost is expected to be recognized over a weighted average period of approximately 1.65 years as of September 30, 2015.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under our 2010 Plan:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2014	637	$37.99
Granted	249	57.82
Vested	(70)	32.04
Forfeitures	(43)	39.99
Unvested at September 30, 2015	773	$44.81

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. None of the stock-compensation cost was capitalized as amounts were immaterial. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cost of revenue	$721	$977	$1,547	$2,676
Technology and development	367	391	862	733
Sales and marketing	665	660	1,563	1,992
General and administrative	1,981	3,397	6,040	9,273
Total	$3,734	$5,425	$10,012	$14,674

(10)     Income Taxes

The income tax provision for the three months ended September 30, 2014 and 2015 was $2.7 million and $4.8 million, respectively, and the income tax provision for the nine months ended September 30, 2014 and 2015 was $10.0 million and $11.2 million, respectively. The Company's effective tax rate was 39.5% and 39.7% for the three and nine months ended September 30, 2014, respectively, compared to 38.9% and 40.2% for the same periods in 2015.  The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there are no income tax examinations scheduled in the jurisdictions where the Company operates.

As of September 30, 2015, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(11)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

Operating leases
As of
September 30, 2015
Remainder of 2015	$1,630
2016	6,370
2017	6,721
2018	6,840
2019	6,980
Thereafter	18,336
Total future minimum lease payments	$46,877

Rent expense for the three months ended September 30, 2014 and 2015 was $1.3 million and $1.9 million, respectively, and $3.2 million and $5.9 million, for the nine months ended September 30, 2014 and 2015, respectively. Future minimum lease payments under capital leases, not included in the table above, as of September 30, 2015 are $0.3 million for both the remainder of 2015 and 2016. We have no future minimum lease payments under capital leases extending beyond 2016.

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

(12)Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. As of September 30, 2015, no shares have been repurchased.

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

Benefit plan years customarily run concurrently with the calendar year and have an open enrollment period that typically occurs at benefit plan year-end during the fourth quarter of the calendar year. Most of our healthcare CDB agreements are executed in the last quarter of the calendar year. Because the signing of our contract often coincides with open enrollment, employer clients are able to offer our CDB programs to their employees during open enrollment for the upcoming benefit year. As a result of this timing, we are able to obtain significant visibility into our healthcare-related revenue early on in each plan year because healthcare benefit plans are administered on an annual basis, contractual revenue is based on the number of participants enrolled in our CDB programs on a per month basis and the minimum number of enrolled participants for the plan year is usually established at the close of the open enrollment period. In contrast to healthcare CDB programs, enrollment in commuter programs occurs on a monthly basis. Therefore, there is less visibility and some variability in commuter revenue from month-to-month, particularly during the summer vacation period when employee participants are less likely to participate in commuter programs for those months. There is also less visibility into our COBRA revenue, as our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies.

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

COBRA Revenue

Our COBRA revenue is derived from the administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs. Our agreements to provide COBRA services are not consistently structured and we receive fees based on a variety of methodologies.

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

Provision for Income Taxes

We are subject to taxation in the United States. Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. As of September 30, 2015, we remain in a net deferred tax asset position. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

At December 31, 2014, we  had federal and California research and development credit carryforwards of approximately $4.7 million and $2.4 million respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in 2022 through 2034, if not fully utilized. The California tax credit carryforward can be carried forward indefinitely.

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

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2015

Revenue

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

Revenue:	(in thousands, unaudited)			(in thousands, unaudited)
Healthcare	$38,600	$42,204	9%	$116,176	$133,307	15%
Commuter	15,078	16,003	6%	46,171	47,928	4%
COBRA	9,544	12,229	28%	17,283	37,112	115%
Other	4,776	12,724	166%	9,745	32,866	237%
Total revenue	$67,998	$83,160	22%	$189,375	$251,213	33%

Healthcare Revenue

The $3.6 million increase in healthcare revenue for the three months ended September 30, 2015 as compared to the prior-year period was primarily driven by a $2.9 million increase in FSA and HRA revenue. FSA and HRA revenue increased by $2.0 million due to the addition of new clients and growth in new employee participation in FSA and HRA programs as well as an increase in interchange fee revenue of $0.9 million, due to increased debit card usage and an increase in the number of debit cards issued. Healthcare revenue was further increased by a $0.7 million increase in HSA revenue, due to the addition of new clients and growth in employee participation in this program.

The $17.1 million increase in healthcare revenue for the nine months ended September 30, 2015 as compared to the prior-year period was primarily driven by a $15.1 million increase in FSA and HRA revenue, of which $9.5 million was from contribution of a full three quarters of CONEXIS operations, and $5.6 million due to the addition of new clients and growth in new employee participation in FSA and HRA programs. Healthcare revenue was further increased by a $1.9 million increase in HSA revenue, due to the addition of new clients and growth in employee participation in this program.

Commuter Revenue

The $0.9 million increase in commuter revenue for the three months ended September 30, 2015 as compared to the prior-year period was primarily driven by growth in the number of employee participation in our commuter programs and increases in interchange revenue.

The $1.8 million increase in commuter revenue for the nine months ended September 30, 2015 as compared to the prior-year period was primarily driven by growth in the number of employee participation in our commuter programs and increases in interchange revenue offset by non-recurring revenue related to expired vouchers recorded in the first quarter of 2014.

COBRA Revenue

The $2.7 million increase in COBRA revenue for the three months ended September 30, 2015 as compared to the prior-year period was driven by a full quarter of CONEXIS operations.

The $19.8 million increase in COBRA revenue for the nine months ended September 30, 2015 as compared to the prior-year period was primarily driven by $18.9 million of contribution from a full three quarters of CONEXIS operations, as well as $0.9 million from the addition of new clients and growth in new employee participation in our COBRA programs.

Other Revenue

The $7.9 million increase in other revenue for the three months ended September 30, 2015 as compared to the prior-year period was primarily driven by $7.9 million of contribution from CONEXIS operations, of which $7.5 million was related to development and administrative services we provide to a customer to operate their health insurance exchange business and $0.4 million was due to an increase in administration of direct bill services to employee participants.

The $23.1 million increase in other revenue for the nine months ended September 30, 2015 as compared to the prior-year period was primarily driven by $22.5 million of contribution from a full three quarters of CONEXIS operations, of which $20.3 million was related to development and administrative services we provide to a customer to operate their health insurance exchange business and $2.2 million was due to an increase in administration of direct bill services to employee participants.

Cost of Revenues

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$24,951	$26,364	6%	$68,905	$88,210	28%
Percent of revenue	37%	32%		36%	35%

The $1.4 million increase in cost of revenues for the three months ended September 30, 2015 as compared to the prior-year period was primarily due to the inclusion of a full quarter of cost of revenues for CONEXIS of $2.1 million and an increase of $0.2 million in stock-based compensation expense due to new grants of performance-based restricted stock units in the first quarter of 2015. These increases are partially offset by a decrease in outsourced services of $0.6 million due to renegotiated vendor pricing terms and a decrease in salaries and personnel-related costs of $0.4 million as a result of a reduction in headcount due a consolidation of certain positions as part of our efficiency plan.

The $19.3 million increase in cost of revenues for the nine months ended September 30, 2015 as compared to the prior-year period was primarily due to the inclusion of a full three quarters of cost of revenues for CONEXIS of $17.0 million and an increase of $1.1 million in stock-based compensation expense due to new grants of performance-based restricted stock units as well as stock options granted in the first quarter of 2015.  The remainder of the increase was primarily due to an increase in outsourced services costs of $0.7 million as call center and claims processing costs increased to support employee participant growth.

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

Technology and Development

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Technology and development	$8,242	$11,560	40%	$18,739	$33,928	81%
Percent of revenue	12%	14%		10%	14%

The $3.3 million increase in technology and development expenses for the three months ended September 30, 2015 as compared to the prior-year period was due to the inclusion of technology and development expenses for CONEXIS of $2.8 million, driven by development services we provide to a customer to operate their health insurance exchange business and $0.5 million loss on disposal of assets no longer in use.

The $15.2 million increase in technology and development expenses for the nine months ended September 30, 2015 as compared to the prior-year period was primarily driven by the inclusion of a full three quarters of technology and development expense for CONEXIS of $13.8 million. The remainder of the increase was primarily due to the loss on disposal of assets no longer in use and continued investment in product development to improve features and customer satisfaction in our proprietary platform.

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. The timing of development and enhancement projects, including the nature of expenditures as well as the phase of the project that could require capitalization or expense treatment, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenue.

Sales and Marketing

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Sales and marketing	$12,059	$12,824	6%	$30,758	$38,445	25%
Percent of revenue	18%	15%		16%	15%

The $0.8 million increase in sales and marketing expense for the three months ended September 30, 2015 as compared to the prior-year period was primarily due to the inclusion of a full quarter of sales and marketing expense for CONEXIS of $0.5 million.  The remainder of the increase was primarily driven by sales commission expense in support of new sales and marketing programs.

The $7.7 million increase in sales and marketing expense for the nine months ended September 30, 2015 as compared to prior-year period was primarily due to the inclusion of a full three quarters of sales and marketing expense for CONEXIS of $6.0 million. Sales and marketing expense increase was also driven by salaries and personnel-related costs of $0.9 million primarily driven by sales commission expense in support of new sales and marketing programs and stock-based compensation expense of $0.4 million due to new grants of restricted stock units and stock options. The remaining increase in sales and marketing expense was primarily driven by outside sales commissions and travel related expenses to support the increase in our client base.

We continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
General and administrative	$10,470	$12,875	23%	$30,941	$39,559	28%
Percent of revenue	15%	15%		16%	16%

The $2.4 million increase in general and administrative expenses for the three months ended September 30, 2015 as compared to the prior-year period was primarily due to the increase in stock-based compensation expense of $1.4 million as a result of a significant forfeiture of performance-based restricted stock units that took place in the third quarter of 2014 and new grants of restricted stock units, performance-based restricted stock units and stock options. The remainder of the increase was primarily due to an increase in salaries and personnel-related compensation expense of $0.4 million and a $0.3 million increase from the inclusion of a full quarter of CONEXIS operations.

The $8.6 million increase in general and administrative expenses for the nine months ended September 30, 2015 as compared to the prior-year period was primarily due to the inclusion of a full three quarters of general and administrative expenses for CONEXIS of $3.9 million. General and administrative expenses were further driven by an increase of $3.2 million in stock-based compensation expense, primarily due to new grants of restricted stock units, performance-based restricted stock units and stock options. The remainder of the increase was primarily due to an increase in rent expense of $1.4 million associated with increased rental payments at our San Mateo corporate office and Arizona facility.

As we continue to grow, we expect our general and administrative expenses to continue to increase in dollar amount as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Amortization and change in contingent consideration	$5,688	$6,935	22%	$14,657	$19,946	36%

The $1.2 million increase in the amortization and change in contingent consideration for the three months ended September 30, 2015 when compared to the prior-year period was primarily driven by amortization of intangibles as a result of the CONEXIS acquisition and increases from amortization of additions to internally developed software and amortization acceleration related to customer migration from a legacy platform to our Complink platform.

The $5.3 million increase in the amortization and change in contingent consideration line item for the nine months ended September 30, 2015 when compared to the prior-year period was primarily driven by a $3.8 million of amortization of intangibles as a result of CONEXIS acquisition. The remainder of the increase resulted from amortization of additions to internally developed software and amortization acceleration related to customer migration from a legacy platform to our Complink platform.

Employee Termination and Other Charges

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from

	2014	2015	prior year	2014	2015	prior year

	(in thousands, unaudited)			(in thousands, unaudited)
Employee termination and other charges	$—	$(112)	100%	$—	$1,968	100%

In the second quarter of 2015, we executed an organizational efficiency plan which reduced our headcount. In the three months ended September 30, 2015, the Company recorded a $0.1 million credit to employee termination costs. This credit is a result of unused and expired outplacement services which were offered to impacted employees. We recognized charges of $2.0 million for the nine months ended September 30, 2015, primarily for severance costs.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2015	2014	2015

	(in thousands, unaudited)		(in thousands, unaudited)
Interest income	$1	$66	$3	$85
Interest expense	(499)	(339)	(1,010)	(1,523)
Other income	713	(8)	737	280

The decrease in the interest expense line item for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, is due to a higher interest rate in place during the third quarter of 2014. The increase in the interest expense line item for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 is due to the increase in borrowing under the line of credit with MUFG Union Bank related to the acquisition of CONEXIS.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2015	2014	2015

	(in thousands, unaudited)		(in thousands, unaudited)
Income tax provision	$(2,690)	$(4,835)	$(9,961)	$(11,244)

Our provision for income taxes increased from $2.7 million for the third quarter of 2014 to $4.8 million for the third quarter of 2015 and $10.0 million for the nine months ended September 30, 2014 to $11.2 million for the nine months ended September 30, 2015 due primarily to an increase in income before income taxes for the third quarter of 2015.

Liquidity and Capital Resources

At September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $478.0 million comprised primarily of prefunds by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the nine months ended September 30, 2015, our cash flow from operating activities provided $89.8 million and at September 30, 2015, we had $67.5 million of borrowing capacity available under our credit facility.

We believe that our existing cash and cash equivalents and expected cash flow from operations will be sufficient to meet our working capital, debt, capital expenditures and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases; we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

The operation of these prefunds for our enterprise employer clients throughout the year typically is as follows: at the beginning of a plan year, these employer clients provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished on a weekly basis by our FSA and HRA employer clients and on a monthly basis by our commuter employer clients, in each case, after we have advanced the funds necessary to process employee participants’ FSA and HRA claims as they are submitted to us and to pay vendors relating to our commuter programs. As a result, our cash balances can vary significantly depending upon the timing of invoicing, the date payment is received from our employer clients and the reimbursement for payments we have made on behalf of employee participants. This prefunding activity covers our estimate of approximately one week of spending on behalf of the employer client’s employee participants. We do not require a prefund to administer any of our HSA programs because employee participants in these programs only have access to funds they have previously contributed.

MUFG Union Bank Credit Facility

In the second quarter of 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A. The amendment extended the term of the credit facility from July 21, 2017 to June 5, 2020 and reduced the margin added to LIBOR. The margin added to LIBOR rate is now in a range from 125 to 175 basis points, down from a range of 175 to 225 basis points. The interest rate applicable on the revolving credit facility as of September 30, 2015 is 1.70%. The amendment also provides for a $150.0 million revolving credit facility, with a $15.0 million subfacility for the issuance of letters of credit, an increase from the previous amount the Company could borrow in the aggregate of $125.0 million. The amendment also contains an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. In addition, the credit facility provides for stock repurchases of up to an aggregate of $1.0 million in any fiscal year. As of September 30, 2015, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31,	September 30,
	2014	2015
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	3,182	2,950
Amounts available to borrow (1)	42,218	67,450

(1)	Excluding $100 million increase option

As collateral for the credit facility,  we granted MUFG Union Bank, N.A. a security interest in substantially all of our assets. All of our material existing and future subsidiaries are required to guaranty our obligations under the credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The credit facility contains customary affirmative and negative covenants and also has financial covenants relating to a consolidated leverage ratio and an interest coverage ratio. We are obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. We are currently in compliance with all financial and non-financial covenants under the credit facility.

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

Cash Flows

The following table presents information regarding our cash and cash equivalents as of December 31, 2014 and September 30, 2015:

	December 31,	September 30,

	2014	2015

	(in thousands)

	(unaudited)
Cash and cash equivalents, end of period	$413,301	$477,992

The following table presents information regarding our cash flows for the nine months ended September 30, 2014 and 2015:

	September 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$22,951	$89,835
Net cash used in investing activities	(55,943)	(33,645)
Net cash provided by financing activities	59,386	8,501
Net increase in cash and cash equivalents	$26,394	$64,691

Cash Flows from Operating Activities

	September 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by operating activities	$22,951	$89,835

Net cash from operating activities increased during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014, primarily due to the timing of payments received from our employer clients for funding FSA accounts as compared to a year ago. Cash from operating activities was further increased by the timing of payments to transit agencies during 2015 when compared to 2014.

Cash Flows from Investing Activities

	September 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash used in investing activities	$(55,943)	$(33,645)

Net cash used in investing activities decreased during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The decrease is primarily due to acquisition of CONEXIS in the nine months ended September 30, 2014, in which $44.3 million was paid, while in the nine months ended September 30, 2015 there was a smaller payment for the amount held back to cover for any indemnification losses incurred by us, which we are entitled to recover. This decrease was offset by increased expenditures for internal use software costs.

Cash Flows from Financing Activities

	September 30,

	2014	2015

	(in thousands)

	(unaudited)
Net cash provided by financing activities	$59,386	$8,501

Net cash provided by financing activities decreased during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The decrease is primarily due to proceeds from additional borrowing on the line of credit in the nine months ended September 30, 2014, related to the acquisition of CONEXIS, while there was no additional borrowing on the line of credit in the nine months ended September 30, 2015.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2015 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	6,352	1,337	2,675	2,340	—
Operating lease obligations (3)	46,877	6,334	13,509	13,836	13,198
Acquisition payments (4)	950	950	—	—	—
Total	$133,779	$8,621	$16,184	$95,776	$13,198

(1)

Credit facility as of September 30, 2015 is $150.0 million with a base rate determined in accordance with the credit agreement, or at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At September 30, 2015, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our balance sheet. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of September 30, 2015 of 1.70% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration for businesses acquired in 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of September 30, 2015, we had cash and cash equivalents of $478 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future interest income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of September 30, 2015, we had outstanding principal of $79.6 million under our credit facility. Each loan under the credit facility bears interest at a base rate determined in accordance with the credit agreement, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.25% to 1.75%, as of September 30, 2015. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of September 30, 2015, we had 35,931,701 shares of our common stock outstanding. In addition, as of September 30, 2015, there were outstanding options to purchase 3,160,757 shares of our common stock and 773,528 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

WAGEWORKS, INC.

Date: November 5, 2015	By:	/s/ Colm Callan
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