Form 10-K
period 2015-12-31
WAGEWORKS, INC.
filed 2016-02-25
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,445,472,210 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2016, there were 35,942,945 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of the Stockholders (the “2015 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report where indicated.

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

PART I

Item 1. Business

Available Information

WageWorks, Inc. was incorporated as a Delaware corporation in 2000. Our website address is www.wageworks.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. As used herein, “WageWorks,” “we,” “us” and “our” and similar terms include WageWorks, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes and provide corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts, such as Health Savings Accounts, or HSAs, health and dependent care Flexible Spending Accounts, or FSAs, Health Reimbursement Arrangements, or HRAs, as well as Commuter Benefit Services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act, or COBRA, and other employee benefits.

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain of their healthcare, dependent care and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, the benefits are realized even after factoring in our fees. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

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

At January 31, 2016, we had almost 4.5 million employee participants from approximately 58,000 employer clients. In 2015, employee participants used approximately 5.0 million WageWorks prepaid debit cards. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to employers which then distribute the products to their employee’s based on demand. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to submit updated participant files in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline.

Our Services

Health Savings Accounts

We administer HSAs for employers that allow employee participants to invest funds to be used for qualified healthcare expenses at any time without federal tax liability or penalty. In order to be eligible for an HSA, an employee must be enrolled in a qualified High Deductible Health Plan, or HDHP, that is HSA-compatible and not have any other impermissible coverage. The funds in the HSAs are exempt from payroll taxes for employers and both employees and employers can make contributions to an HSA. Withdrawals for non-medical expenses are treated similarly to those in an individual retirement account, specifically, such withdrawals may provide tax advantages if taken after retirement age, and may incur penalties if taken earlier. HSA funds are held by a custodian, which accumulate year-to-year if not spent and are portable if a participant leaves his employer. Our HSA programs are designed to offer employers a choice of third-party custodian as well as a variety of investment options within each custodial offering that enables employers the opportunity to explore a broader assortment of funds to offer their employees.

Flexible Spending Accounts

Healthcare

We also offer FSAs, which are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, medical devices and autism treatments. Employers benefit from payroll tax savings on the pre-tax FSA contributions made by the employee. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,300 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $455 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $55 per participant per year, even after the payment of our fees.

The IRS imposes a limit, indexed to inflation, on pre-tax dollar employee contributions made to a healthcare FSAs. The IRS also allows a carryover of up to $500 that does not count against or otherwise affect the indexed salary reduction limit applicable to each plan year. Employers are able to contribute additional amounts in excess of this statutory limit, and may choose to do so in an effort to mitigate the impact of rising healthcare costs on their employees.

Dependent Care

We also administer FSA programs for dependent care plans. These plans allow employees to set aside pre-tax dollars to pay for eligible dependent care expenses, which typically include child care or day care expenses but may also include expenses incurred from adult and elder care. Current laws and regulations impose a statutory limit on the amount of pre-tax dollars employees can contribute to dependent care FSAs with no carryover allowed. Like healthcare FSAs, employers can also contribute funds to employees’ dependent care FSAs, subject to the statutory annual limit on total contributions. As with healthcare FSAs, employers realize payroll tax savings on the pre-tax dependent care FSA contributions made by their employees.

Health Reimbursement Arrangements

We offer employer-funded HRAs. Under HRAs, employers provide their employees with a specified amount of reimbursement funds that are available to help employees defray their out-of-pocket healthcare expenses, such as deductibles, co-insurance and co-payments. HRAs may only be funded by employers and, while there is no limitation on how much employers may contribute, employers are required to establish the programs in such a way as to prevent discrimination in favor of highly compensated employees. HRAs must either be considered an excepted benefit (for example, a dental-only HRA or a vision-only HRA), retiree HRA or be integrated with another group health plan. HRAs can be customized by employers so employers have the freedom to determine what expenses are eligible for reimbursement under these arrangements. At the end of the plan year, employers have the option to allow all, or a portion, of the unused funds to roll over and accumulate year-to-year if not spent. All amounts paid by employers into HRAs are deductible for tax purposes by the employer and tax-free to the employee.

Commuter Programs

We administer pre-tax commuter benefit programs. Employers are permitted to provide employees with commuter benefits including; qualified parking, transit passes, vanpooling and bicycle commuting reimbursement. The maximum monthly federal (and sometimes state) tax free exclusion is adjusted for inflation. The Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015, retroactively adjusted the pre-tax monthly limit for transit passes and vanpooling for 2015 to $250 and prospectively adjusted the pre-tax monthly limit for transit and vanpooling to be the same as parking, which will be $255 for 2016.

COBRA

We offer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits which includes medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay WageWorks directly versus to their employers for coverage they elect to continue. We handle the accounting and customer service for these separated employees, as well as interfacing with the carrier regarding the employees’ eligibility.

Our Employer Clients

As of January 31, 2016, we had approximately 58,000 employer clients across a broad range of industries with almost 4.5 million participating employees in all 50 states. Our employer clients include many of the Fortune 100 and Fortune 500 companies.

Our Technology Platforms

We run our services primarily on three enterprise platforms that have been designed to be highly scalable, and we closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.

The majority of our accounts run on our proprietary platform, which we call our v5 platform. We generally use our v5 platform for medium-sized and enterprise clients. Our v5 platform supports all account administrative functions and provides integration with the systems used by employer clients, payment networks, health plans and key suppliers. Our v5 platform features a flexible, rules-based engine that includes multi-wallet functionality and is highly configurable to accommodate custom client plan designs and service requests. This multi-wallet functionality allows us to include more than one type of healthcare account (FSA, HRA and HSA) on one card, and helps ensure that funds that are otherwise subject to forfeiture at the end of a plan year are used first to pay for eligible expenses.

We also operate a technology platform known as WinFlexOne, which has been specifically designed and enhanced to address the needs of small-and medium-sized business, or SMBs. While the overall features and capabilities of WinFlexOne are comparable to v5, WinFlexOne utilizes a simpler set of interfaces and product configurations that better accommodate the more limited administrative capabilities and needs of small employers.

Our third primary technology platform, known as Complink, is used to provide COBRA and direct bill services to our SMB and enterprise clients. This feature-rich, integrated platform automates COBRA and direct bill administration activities and operations, and helps to ensure the administration of these programs is in compliance with applicable laws.

In 2015, we continued to develop and implement new features to enhance the participant and client user experience on our enterprise platform. These efforts touched all areas, including the participant website, mobile application, or mobile app, client website, reporting, plan design and administration.

Operations

Operation Support Services

We provide operational support services to our clients and our cross-functional teams including customer support and claims processing. We believe our strict quality standards differentiate us from our competitors and enable us to attract and maintain a broad base of loyal customers. Our client support groups include; customer support, claims servicing, operations support and professional services teams.

Our customer support team handles all incoming interactions from our employee participants, responsible for resolving any issues they may encounter. The team serviced approximately 5.0 million calls in 2015. Our claims servicing team works directly with providers or participants and reviews, adjudicates and processes claims for payment or reimbursement. In 2015, the claims servicing team handled more than 10 million claims and card use verification forms. Our operations support team processes and coordinates activities, delivers healthcare and commuter cards to participants and ensures that prepaid funds and reimbursement payments are accurate. In 2015, our operations team delivered approximately 5.0 million healthcare and commuter prepaid debit cards, and we fulfill over 12 million commuter orders each calendar year. Lastly, our professional services team is responsible for coordinating all activities related to the implementation, transition and on-boarding of new employer clients, assisting our existing clients with the addition of new services to their accounts and transitioning clients that we acquire from portfolio purchases to our platforms.

Employer Relationship Management

Each employer client is regionally aligned to an account team with an experienced relationship manager. Our relationship managers act as a client’s single point of contact and are trained on all of our account offerings, working closely with our internal partners and subject matter experts to understand how regulatory or operational changes may impact a particular program or procedure.

We enhance the employer client enrollment process by providing tools such as educational information, webinars and onsite support to help facilitate open enrollment and drive employee participation. We also provide consultation services to employer clients which include providing robust data regarding spend patterns, participation and service utilization, online claims submissions and participant feedback.

Our Employer Relationship Management team also ensures that any platform or product changes, such as website or service enhancements, online claims processing, or the launch of our mobile application are properly communicated and adopted by our clients. The team also works to keep our commuter client’s employee participants well informed about any rate changes, new pricing schemes or new technologies as we have relationships with a significant number of regional transit authorities.

Sales and Business Development

We grow our employer client base through our various sales channels and through other business development efforts.

Sales

We sell our CDB programs to our employer clients through direct and indirect sales channels. Each of these approaches targets a distinct group of clients. Our average sales cycle ranges from approximately two months for smaller opportunities to over a year for large institutional clients and significant new indirect business.

Our direct sales force targets Fortune 1000 companies, which we refer to as enterprise clients, and generates new large account relationships through employer prospecting. Our indirect sales channel consists of channel partnerships, private exchange partners, institutional brokers and other third parties who refer or resell our CDB programs.

Our channel partnerships usually involve an existing provider agreeing to transition its CDB clients to us over a defined period of time for an agreed upon purchase price. These channel partnerships also have a resale and referral component to them so we stand to derive additional opportunities from these arrangements. The private exchange marketplace offers another opportunity for us to sell our CDB programs to companies of all sizes that participate in such exchanges. Our broker relationships provide another avenue for us to market and sell our CDB programs.

In addition, we sell our customer service, enrollment, eligibility, billing and payment processing services to a customer for purposes of assisting in the administration of their public health insurance exchange business.

Business Development

In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of seven third-party administrators, or TPAs and completed two acquisitions. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase.

Government Regulation

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. We have implemented and continue to enhance compliance programs and policies to monitor and address the legal and regulatory requirements applicable to our operations, including dedicated compliance personnel and training programs. For additional information regarding laws and regulations impacting our business, refer to Part I, Item 1, “Risk Factors,” of this Annual Report on Form 10-K.

Competition

The market for CDBs, as well as COBRA and direct bill services is highly competitive, rapidly evolving and fragmented. Key categories of competitors include national CDB specialists, health insurance carriers, human resource consulting firms, payroll providers, small regional TPAs, and commercial banks.

We believe our focus on CDB and benefit continuation programs, our high quality service and our highly scalable delivery model are our key competitive advantages in the market.

Intellectual Property

Our success depends in part on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patent laws, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have one issued patent which expires in 2022.

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

Employees

At December 31, 2015, we had 1,480 employees, including 1,335 full-time employees, 13 part-time employees and 132 temporary or seasonal employees. There are 113 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the U.S. or work remotely from various locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Legal Proceedings

From time-to-time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time-to-time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of December 31, 2015, we are not a party to any litigation whereby the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our enterprise clients and one to three years for our SMB and mid-market clients. We also derive revenue from our channel partner agreements with Aflac Incorporated, or Aflac, and Ceridian. We anticipate in the future establishing new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period. In addition, our exchange relationships contribute development revenue as well as monthly subscriber fees to our revenue and there is no guarantee that we will be able to retain and maintain these relationships in their current form or add additional exchange partners.

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

Another important aspect of our growth strategy depends upon our ability to maintain our existing channel partner relationships and exchange relationships and develop new relationships. No assurance can be given that new channel partners or exchange opportunities will be found, that any such new relationships will be successful when they are in place, or that business with our current channel partners or exchange opportunities will increase at the level necessary to support our growth objectives. If our employer clients do not renew their agreements with us, and we are unable to attract new employer clients, channel or exchange partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

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

In addition, there is no guarantee that the market for our services will grow as we expect. For example, the value of our services is directly related to the complexity of administering CDB programs and government action that significantly reduces or simplifies these requirements could reduce demand or pricing for our services. Further, employees may not participate in CDB programs  because they have insufficient funds to set aside into such programs, find the rules regarding the use of such programs too complex, or otherwise. If the market for our services declines or develops more slowly than we expect, or the number of employer clients that select us to provide CDB programs to their employee participants declines or fails to increase as we expect, our results of operations, financial condition, business and prospects could be materially adversely affected.

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

We must collect, store and use employee participants’ confidential information and transmit that data to third parties, to provide our services. For example, we collect names, addresses, social security numbers and other personally identifiable information from employee participants. In addition, we facilitate the issuance and funding of prepaid debit cards and, in some cases, collect bank routing information, account numbers and personal credit card information for purposes of funding an account or issuing a reimbursement. We have invested significantly in preserving the security of this data.

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

Breaches of our security measures or those of our third-party service providers or security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of employer client or employee participants’ information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions, and other potential liabilities. If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide access, usage or maintenance and support services to our customers, may be impaired. If current or prospective employer clients or employee participants believe that our systems and solutions do not provide adequate security for the storage of personal or other sensitive information or its transmission over the Internet, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Our business is subject to a variety of laws and regulations, including those regarding privacy, data protection and information security, and our customers, channel partners and service providers are subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our infrastructure, our platform, third-party platforms that we utilize, or our solutions to enable us or our customers, channel partners and service providers to comply with applicable laws and regulations would harm our business, financial condition and operating results.

As part of our business, we collect employee participants’ personal data for the sole purpose of processing their benefits. Our services and solutions are subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Among other things, we have access to, and our employer clients and employee participants are able to use our solutions to handle and transfer, personally identifiable information and other data of our current and prospective employee participants and others. The U.S. federal and various state and other jurisdictional governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We are also bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Although we are comply with applicable laws, regulations, industry standards, contractual obligations and other legal obligations that apply to us, these are constantly evolving and may be modified, may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations or our practices.

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

Our services and solutions are subject to numerous laws and regulations related to the privacy and security of personal health information, including those promulgated pursuant to HIPAA, as well as HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, which require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form. Further, our services and solutions are subject to Payment Card Industry, or PCI, data security standards that impose requirements regarding the storage and processing of payment card information. If we cannot comply with, or if we incur a violation of, any of these obligations, we could incur significant liability or our growth could be adversely impacted, either of which could have an adverse effect on our reputation, business, financial condition and operating results.

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

In addition, we depend on information technology networks and systems to collect, process, transmit and store electronic information and to communicate among our locations and with our channel partners, service providers, employer clients and employee participants. Security breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We also are required at times to manage, utilize and store sensitive or confidential employer client and employee participant data, as well as our own employee data in the regular course of business. As a result, we are subject to numerous laws and regulations designed to protect this information, including various U.S. federal and state laws governing the protection of health or other individually identifiable information, all of which are further described in Part I, Item 1, “Business- Government Regulation” of this Annual Report on Form 10-K. If any person, including any of our personnel, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems or those we develop or utilize in connection with our provision of services, whether by our personnel or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.

We may be unable to compete effectively against our current and future competitors.

The market for our products and services is highly competitive, rapidly evolving and fragmented. We have numerous competitors, including health insurance carriers, human resources consultants and outsourcers, payroll providers, national CDB specialists, regional third party administrators and commercial banks. Many of our competitors, including health insurance carriers, have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale and support of their products and services.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic brokers, insurance carriers, payroll services companies, private exchanges, third-party advisors or other parties with which we have relationships, thereby limiting our ability to promote our CDB programs with these parties and limiting the number of brokers available to sell or market our programs. If we are unable to compete effectively with our competitors for any of the foregoing reasons, our results of operations, financial condition, business and prospects could be materially adversely affected.

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

The PPACA signed into law on March 23, 2010 and related regulations or regulatory actions could adversely affect our ability to offer certain of our CDBs in the manner that we do today or may make CDBs less attractive to some employers. For example, any new laws that increase reporting and compliance burdens on employers may make them less likely to offer CDBs to their employees and instead offer employees benefit coverage through public exchanges. In addition, it is unclear whether the “Cadillac Tax”, now delayed until 2020, will be modified so that employee contributions to FSAs and HSAs are excluded from the calculation or if the entire tax will be repealed. If employers are less incentivized to offer our CDB programs to employees because of the Cadillac Tax increased regulatory burdens, costs or otherwise, our results of operations and financial condition could be materially adversely affected.

In addition, the numerous federal and state laws and regulations related to the privacy and security of personal health information, in particular those promulgated pursuant to HIPAA require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form. We are required to enter into written agreements with all of our employer clients known as Business Associate Agreements. Pursuant to these agreements, and as our employer client’s “Business Associate” thereunder, we are required to safeguard all individually identifiable health information of their participating employees and are restricted in how we use and disclose such information. These agreements also contain data security breach notification requirements which, in some circumstances, may be more stringent than HIPAA requirements. As we are unable to predict what changes to HIPAA or other privacy and security laws or regulations might be made in the future, we can’t be certain how those changes could affect our business or the costs of compliance.

We plan to extend and expand our products and services and introduce new products and services, and we may not accurately estimate the impact of developing and introducing these products and services on our business.

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. Scalability of our platform remains an on-going focus as our platform volume increases. We continue to make investments in technology upgrades to ensure stability and performance of our applications for our clients and participants.  Despite quality testing of technology prior to use, it may contain errors that impact its function and performance and this may result in negative consequences. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development.

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

We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts and sell into the private exchanges, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various channel brokers, including insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional third party administrators, to sell and market our programs to employers. If we are unable to develop and expand our direct sales team, our indirect sales channels, or become a partner to more private exchanges, our ability to attract new employer clients may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.

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

Our average sales cycle ranges from approximately two months for small opportunities to over a year for large and significant new indirect business. Factors that may influence the length of our sales cycle include:

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

The plans we administer and, as a result, our business are subject to extensive, complex and continually changing federal and state laws and regulations, including IRS regulations; ERISA, HIPAA, HITECH and other privacy and data security regulations; and the PPACA, all of which are further described in Part I, Item 1, “Business — Government Regulation” of this Annual Report on Form 10-K. If we fail to comply with any applicable law, rule or regulation, we could be subject to fines and penalties, indemnification claims by our clients, or become the subject of a regulatory enforcement action, each of which would materially adversely affect our business and reputation.

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

Any claims of noncompliance brought against us, regardless of merit or ultimate outcome, could subject us to investigation by the DOL, the IRS, the Centers for Medicare and Medicaid Services, the U.S. Department of the Treasury or other federal and state regulatory authorities, which could result in substantial costs to us and divert management’s attention and other resources away from our operations.  In addition, investor perceptions of us may suffer and could cause a decline in the market price of our common stock.  Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.

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

As of December 31, 2015, we had $10.9 million of federal and $30.9 million of state net operating loss carryforwards available to offset future regular and alternative minimum taxable income. The state net operating loss carryforward has been prepared on a post-apportionment basis. These net operating loss carryforwards will expire in the year 2033 for U.S. federal income tax purposes and in years 2016 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $5.5 million and $3.1 million, respectively. The federal research credit carryforwards expire beginning in 2022 through 2035, if not fully utilized. The state research credit carries forward indefinitely for the state of California and twenty years for the state of Texas. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended, and similar state tax laws. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss carryforwards or our research and development credits during the carryover periods.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of December 31, 2015, we had 36,054,771 shares of our common stock outstanding. In addition, as of December 31, 2015, there were outstanding options to purchase 3,037,602 shares of our common stock and 763,028 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. Rule 144 allows public resale of restricted and control securities if certain conditions are met. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stock price has fluctuated and may continue to do so and may even decline regardless of our financial performance.

The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial results;
•	changes in the financial projections we provide to the public or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;
•	announcements by us or our competitors of significant technical innovations, acquisitions, portfolio purchases, channel partnerships or capital commitments;
•	changes in operating performance and stock market valuations of other newly public companies generally, or those in our industry in particular;
•	changes brought about by health care reform and the emergence of federal, state and private exchanges;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;
•	any major change in our board of directors or management;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from a data security breach, war, incidents of terrorism or responses to these events.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 37,937 square feet of space under a lease that expires in May 2022. We have additional facilities in Arizona, California, Florida, Massachusetts, New York, Rhode Island, Texas, Vermont and Wisconsin under various leases that will expire between
March 2016 and April 2023. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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

Price Range

	High	Low
Fiscal 2014:
First Quarter (January 1, 2014 - March 31, 2014)	$68.31	$52.90
Second Quarter (April 1, 2014 - June 30, 2014)	$58.36	$33.04
Third Quarter (July 1, 2014 - September 30, 2014)	$49.95	$39.31
Fourth Quarter (October 1, 2014 - December 31, 2014)	$64.99	$43.44

	Price Range
	High	Low
Fiscal 2015:
First Quarter (January 1, 2015 - March 31, 2015)	$65.56	$52.35
Second Quarter (April 1, 2015 - June 30, 2015)	$54.69	$38.19
Third Quarter (July 1, 2015 - September 30, 2015)	$51.43	$38.21
Fourth Quarter (October 1, 2015 - December 31, 2015)	$50.89	$40.97

Stockholders

As of February 19, 2016, according to the records of our transfer agent, there were 29 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2015. The chart assumes $100 was invested on
May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

On August 6, 2015, our Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2015, we repurchased 118,772 shares of common stock for a total cost of $5.0 million, or an average price of $42.13 per share. As of December 31, 2015, we had $95.0 million available for future share repurchases under the program.

The following table provides the repurchases of common stock shares during the three months ended December 31, 2015:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)
October 1, 2015 to October 31, 2015	—	$—	—	$—
November 1, 2015 to November 30, 2015	49,913	42.36	49,913	97,886
December 1, 2015 to December 31, 2015	68,859	41.96	68,859	94,997
	118,772	$42.13	118,772	$94,997

Item 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts) is derived from our consolidated financial statements. As our operating results are not necessarily indicative of future operating results, this data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data”, and with Item 7 of Part II,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2011	2012	2013	2014	2015

	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$135,637	$177,282	$219,278	$267,832	$334,316
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	55,651	64,647	81,918	100,226	117,170
Technology and development, sales and marketing, general and administrative, and employee termination charges	55,099	78,029	93,772	115,565	149,587
Amortization and change in contingent consideration	11,327	15,674	11,612	20,992	27,618
Total operating expenses	122,077	158,350	187,302	236,783	294,375
Income from operations	13,560	18,932	31,976	31,049	39,941
Other income (expense):
Interest income	36	36	17	5	153
Interest expense	(494)	(1,772)	(1,339)	(1,612)	(1,925)
Other, net	351	429	248	743	(182)
Income before income taxes	13,453	17,625	30,902	30,185	37,987
Income tax (provision) benefit	19,868	(7,126)	(9,203)	(11,943)	(15,037)
Net income	33,321	10,499	21,699	18,242	22,950
Accretion of redemption premium expense	(6,209)	(2,301)	—	—	—
Net income	$27,112	$8,198	$21,699	$18,242	$22,950
Net income per share:
Basic	$17.65	$0.45	$0.65	$0.52	$0.64
Diluted	$1.43	$0.33	$0.62	$0.50	$0.63
Shares used in computing net income per share:
Basic	1,536	18,138	33,626	35,145	35,784
Diluted	20,086	24,414	35,277	36,330	36,595

	As of December 31,
	2011	2012	2013	2014	2015

Consolidated Balance Sheets Data:
Cash and cash equivalents	$154,621	$305,793	$359,958	$413,301	$500,918
Working capital	(35,816)	46,362	68,843	61,467	121,781
Total assets	278,696	519,970	599,655	794,715	888,739
Total liabilities	218,584	363,559	371,523	515,291	551,770
Total redeemable convertible preferred stock	82,169	—	—	—	—
Total stockholders' equity (deficit)	(22,057)	156,411	228,132	279,424	336,969

In fiscal 2012, the revenue growth and associated increase to cost of revenues and other operating expenses were driven by post-purchase revenue from our acquisitions of Choice Strategies and TransitChek which were acquired in January 2012 and February 2012, respectively. The revenue growth and associated increases to cost of revenues and other operating expenses in fiscal 2013, was driven by post-purchase revenue from the acquisitions of Benefit Concepts and Crosby Benefit Systems, which were acquired in December 2012 and May 2013, respectively. The revenue growth and associated increase in cost of revenues and other operating expenses in fiscal 2014 and 2015, was driven by post-purchase revenue from the acquisition of CONEXIS, which was acquired in August 2014. In addition, changes in the estimated fair value of contingent consideration related to our acquisitions are included within the amortization and change in contingent consideration line item in the consolidated statement of income. The nature of these changes are disclosed within Note 1 to our consolidated financial statements under “Fair Value of Financial Instruments” and within our Management’s Discussion and Analysis of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A above. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview

Our Business

We are a leader in administering CDBs which empower employees to save money on taxes while also providing corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as HSAs, health and dependent care FSAs, HRAs, as well as Commuter Benefit Services, including transit and parking programs, wellness programs, COBRA and other employee benefits in the United States.

Critical Accounting Policies and Significant Management Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. In addition, please refer to Note 1, “Summary of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of this Form 10-K included in
Item 8, “Financial Statements and Supplementary Data,” of this report for further discussion of our accounting policies.

Revenue Recognition

We report revenue for the following product offerings: healthcare, commuter, COBRA and other services. Our revenues are primarily attributable to fees for services we provide to employer clients.

Healthcare and commuter programs generate revenues from the monthly services we provide in connection with their employees’ participation in CDB accounts. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for the employer’s health benefits. Other revenue includes services related to enrollment and eligibility, non-healthcare, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. Fees associated with services are recognized in the period services are rendered and earned in accordance with service arrangements with clients where fees are fixed or determinable and collectability is reasonably assured. Fees received for the initial setup of new clients and annual renewal fees are deferred and recognized ratably over the service period.

There are also revenues generated from fees collected on debit cards used by employee participants, known as interchange, that represent a percentage of the amounts transacted on each card. These cards are offered through our healthcare and commuter solutions. We recognize the fee revenues based on contractual fee rates with third parties when transactions on these cards are completed.

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

Valuation of Long-Lived Assets and Goodwill

We review our long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets consist primarily of software and software development costs, acquired intangible assets, computers and equipment, leasehold improvements, and furniture and fixtures.

We perform an annual goodwill impairment test as of December 31st and more frequently if events and circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units.  Currently, our one reporting unit was determined to be our single reportable segment. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, our specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. As of December 31, 2015, we completed our annual goodwill impairment assessment and management concluded that no indicators of impairment were determined to be present.

To date, we have not made any impairment adjustments to goodwill, as the fair value of our reporting unit in all prior years has always exceeded our carrying value by a significant amount.

Income Taxes

We are subject to income taxes in the United States. Significant judgments are required in evaluating our uncertain tax positions and determining our provision for income taxes.

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to an amount whose realization is more likely than not.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2015, our unrecognized tax benefits approximated $4.4 million, and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Stock-based Compensation

Stock-based compensation for stock awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes or Monte Carlo option pricing model and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price and the related volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, expected dividends and expectations of revenue target achievement.

We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimates expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue target achievement. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Results of Operations

Revenues

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

Revenues:	(in thousands)
Healthcare	$135,140	$155,989	$176,573	15%	13%
Commuter	59,579	61,776	63,895	4%	3%
COBRA	15,047	31,996	51,299	113%	60%
Other	9,512	18,071	42,549	90%	135%
Total revenues	$219,278	$267,832	$334,316	22%	25%

Healthcare Revenue

We derive our healthcare revenue from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ FSAs, HRAs and HSAs. We also earn interchange revenue paid by financial institutions related to transaction fees on debit cards used by employee participants in connection with all of our healthcare programs and through our wholesale card program, and revenue from self-service plan kits called Premium Only Plan kits, or POP revenue.

The $20.6 million increase in healthcare revenue from 2014 to 2015 was primarily driven by a $15.6 million increase in FSA, HRA and HSA revenues, of which $8.4 million was from the contribution of a full year of CONEXIS operations in 2015, which was acquired in August 2014, and $7.2 million was driven by the addition of new clients and growth in new employee participation in these programs. Healthcare revenue was further increased by a $5.0 million increase in interchange fee revenue, due to increase in debit card usage and an increase in number of debit cards issued.

The $20.8 million increase in healthcare revenue from 2013 to 2014 was primarily due to an $18.7 million increase in FSA and HRA revenue. The FSA and HRA revenue increase was primarily driven by growth in new employee participation in our programs of $9.2 million, post-purchase revenues of $5.7 million for CONEXIS, and an interchange fee revenue increase of $2.9 million due to increased debit card usage as well as an increase in the number of debit cards issued. FSA and HRA also increased by $0.9 million in POP revenue, during 2014 compared to 2013. The growth in healthcare revenue was further driven by a $2.1 million increase in HSA revenue primarily due to growth in participation of our HSA programs.

Commuter Revenue

We derive our commuter revenue from monthly service fees paid by our employer clients, interchange revenue paid by financial institutions related to transaction fees on debit cards used by employee participants in connection with our commuter solutions and commissions from the sale of transit passes used in our commuter solutions which we purchase from various transit agencies on behalf of employee participants.

The $2.1 million increase in commuter revenue from 2014 to 2015 was primarily driven a $1.9 million increase due to growth in the number of employee participation in our commuter programs and a $0.2 million increases in interchange revenue.

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

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $19.3 million increase in COBRA revenue from 2014 to 2015 was primarily driven by an increase of $18.3 million related to a full year of CONEXIS operations in 2015, as well as $1.0 million from the addition of new clients and growth in new employee participation in our COBRA programs.

The $16.9 million increase in COBRA revenue from 2013 to 2014 was primarily driven by $15.9 million in post-purchase revenues for CONEXIS. The remainder of the COBRA revenue growth was primarily driven by increased participation by employer clients in our COBRA administration services.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. We also derive other revenue from administrative services we provide to a customer to operate their health insurance exchange business which includes enrollment, billing, customer service and payment processing services. In September 2015 the aforementioned customer and we mutually agreed to transition the relationship.  As a result, revenues related to development and administrative services provided to this individual customer are not expected to continue to be a significant portion of Other Revenue beyond 2015.

The $24.5 million increase in other revenue from 2014 to 2015 was primarily driven by an increase of $22.6 million related to a full year of CONEXIS operations in 2015, of which $20.3 million was related to increased development and administrative services rendered to the customer to operate their health insurance exchange business and $2.3 million related to direct bill services.  The remainder $1.9 million increase in other revenue was due primarily to a $0.8 million increase related to development and administrative services we provide to our customers and a $0.5 million increase due to an increase in administration of direct bill services to employee participants.

The $8.6 million increase in other revenue from 2013 to 2014 was primarily driven by $8.2 million in post-purchase revenues for CONEXIS, of which $6.6 million was related to development and administrative services rendered to the customer to operate their health insurance exchange business and $1.6 million related to direct bill services. The remainder $0.4 million increase was due to increases in our gym and tuition reimbursement programs.

Cost of Revenues

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$81,918	$100,226	$117,170	22%	17%
Percent of revenue	37%	37%	35%

The primary component of cost of revenues is expenses related to our claims processing, product support and customer service personnel. Cost of revenues also includes outsourced and temporary labor costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes and employee participant communications costs.

The $16.9 million increase in cost of revenues from 2014 to 2015 was due primarily to an increase of $15.7 million related to a full year of CONEXIS operations in 2015, an increase of $1.6 million in stock-based compensation expense due to new grants of performance-based restricted stock units as well as stock options granted in the first quarter of 2015. The increase in cost of revenues was offset by decrease in temporary help and contractors mainly in product support functions.

The $18.3 million increase in cost of revenues from 2013 to 2014 was due primarily to the inclusion of post-purchase expense of $10.3 million for CONEXIS, as well as increases in outsourced services costs of $4.0 million due to processing and supporting an increased number of employee participants. Cost of revenues was further driven by an increase in salaries and personnel-related costs of $1.5 million due to an increase in headcount to support employee participant growth and an increase in stock-based compensation expense of $1.2 million due to new grants of stock options and performance-based restricted stock units. Cost of revenues was also driven by an increase in travel and entertainment of $0.4 million to support our sales efforts and acquisition related travel as well as an increase in postage and printing costs of $0.3 million as we transitioned certain COBRA printing costs to an outside vendor. The remainder of the increase in cost of revenues is primarily due to platform losses during 2014 as well favorable platform loss adjustments in 2013.

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

Technology and Development

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

	(in thousands)
Technology and development	$21,459	$27,741	$43,041	29%	55%
Percent of revenue	10%	10%	13%

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

The $15.3 million increase in technology and development expenses from 2014 to 2015 was primarily due an increase of $13.7 million related to a full year of CONEXIS operations in 2015.  The remainder of the increase was primarily due to the loss on disposal of assets no longer in use and continued investment in product development to improve features and customer satisfaction in our proprietary platform.

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

We intend to continue enhancing the functionality of our software platform as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. The timing of development and enhancement projects, including the nature of expenditures as well as the phase of the project that could require capitalization or expense treatment, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenues.

Sales and Marketing

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

	(in thousands)
Sales and marketing	$34,676	$44,940	$50,540	30%	12%
Percent of revenue	16%	17%	15%

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations and other marketing expenses.

The $5.6 million increase in sales and marketing expense from 2014 to 2015 was primarily due to an increase of $5.4 million related to a full year of CONEXIS operations in 2015, as well as stock-based compensation expense of $0.2 million due to new grants of restricted stock units and stock options. The remaining increase in sales and marketing expense was primarily driven by outside sales commissions to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives.

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

We continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amounts in future periods.

General and Administrative

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

	(in thousands)
General and administrative	$37,637	$42,884	$54,093	14%	26%
Percent of revenue	17%	16%	16%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources and facilities departments.

The $11.2 million increase in general and administrative expenses from 2014 to 2015 was primarily due to an increase of $3.7 million related to a full year of CONEXIS operations in 2015 and $4.2 million in stock-based compensation expense, primarily due to new grants of restricted stock units, performance-based restricted stock units and stock options. The remainder of the increase was primarily due to an increase in rent expense associated with new lease agreements at our San Mateo corporate office and our Arizona facility and increase in salaries and personnel-related compensation expense attributable to increase in headcount.

The $5.2 million increase in general and administrative expenses from 2013 to 2014 was primarily driven by the inclusion of post-purchase expense of $2.8 million for CONEXIS and $2.3 million in stock-based compensation expense, primarily due to new grants of stock options, restricted stock units and performance-based restricted stock units.

As we continue to grow, we expect our general and administrative expenses to increase in absolute dollars as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

	(in thousands)
Amortization and change in contingent consideration	$11,612	$20,992	$27,618	81%	32%

Our amortization and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangible assets and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

The $6.6 million increase in amortization and change in contingent consideration from 2014 to 2015 was driven by an increase of $5.4 million in amortization of acquisition-related intangible assets as a result of the CONEXIS acquisition and increases from amortization of additions to internally developed software offset by a decrease in amortization of intangible assets that were fully amortized in 2015.

The $9.4 million increase in the amortization and change in contingent consideration line item from 2013 to 2014 was driven by a re-measurement of the contingent consideration related to BCI, which took place in the third quarter of 2013, as the timing of anticipated partnerships and employer clients were deferred until later in 2014 and into 2015, which reduced the forecasted BCI revenues used in the determination of the contingent consideration. Due to the re-measurement, a $6.0 million gain was recognized in 2013 while no such gains were recognized during 2014. The remaining increase is due primarily to additional amortization expense from acquisition-related intangible assets related to the CONEXIS acquisition and additional amortization of capitalized software development costs.

Employee Termination and Other Charges

	Year Ended December 31,			Change from prior year

	2013	2014	2015	2014	2015

	(in thousands)
Employee termination and other charges	$—	$—	$1,913	0%	100%

In the second quarter of 2015, we executed an organizational efficiency plan which reduced our headcount. We recognized charges of $1.9 million in 2015, primarily for severance costs.

Other Income (Expense)

	Year Ended December 31,

	2013	2014	2015

	(in thousands)
Interest income	$17	$5	$153
Interest expense	(1,339)	(1,612)	(1,925)
Other income (expense)	248	743	(182)

The $0.3 million increase in interest expense was due to increase in borrowing under the revolving credit facility with MUFG Union Bank, N.A. related to the acquisition of CONEXIS. Increase in other income (expense) as compared to 2014 was due primarily to expense in insurance claims reserve offset by gain related to the second and final payment from the settlement of a dispute in 2014.

The increase in the other income line item from 2013 to 2014 is due to a gain related to the settlement of a dispute with a third party.

Income Taxes

	Year Ended December 31,

	2013	2014	2015

	(in thousands)
Income taxes provision	$(9,203)	$(11,943)	$(15,037)

The $3.1 million increase in the provision for income taxes from 2014 to 2015 was due primarily to an increase in federal income taxes as result of higher income before income taxes in 2015 compared to 2014.

The $2.7 million increase in the provision for income taxes from 2013 to 2014 was primarily the result of an increase in federal income taxes driven by an increase in the overall tax rate for 2014 compared to 2013. The increase in the overall tax rate in 2014 was due to a reduction in permanent tax items related to non-deductible changes in the fair value of our contingent consideration.

Liquidity and Capital Resources

At December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $500.9 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the year ended December 31, 2015, our cash flow from operating activities provided $114.3 million and at
December 31, 2015, we had $67.7 million of borrowing capacity available under our revolving credit facility.

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

Prefunds

Under our contracts with the vast majority of our employer clients, we receive prefunds that have been and are expected to continue to be a significant source of cash flows from operating activities. Our client contracts do not contain restrictions on our use of client prefunds and, as a result, each prefund is reflected in cash and cash equivalents on our consolidated balance sheet with an equivalent customer obligation recorded as a liability as the prefund is received. Changes in these prefunds and the corresponding customer obligations are reflected in our cash flows from operating activities. The timing of when employer clients make their prefunds as well as the timing of when we make payments on behalf of employee participants can significantly affect our cash flows.

The operation of these prefunds for our employer clients throughout the year typically is as follows: at the beginning of a plan year, these employer clients provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished on a weekly basis by our FSA and HRA employer clients and on a monthly basis by our commuter employer clients, in each case, after we have advanced the funds necessary to process employee participants’ FSA and HRA claims as they are submitted to us and to pay vendors relating to our commuter programs. As a result, our cash balances can vary significantly depending upon the timing of invoicing, the date payment is received from our employer clients of reimbursement for payments we have made on behalf of employee participants. This prefunding activity covers our estimate of approximately one week of spending on behalf of the employer client’s employee participants. We do not require a prefund to administer any of our HSA programs because employee participants in these programs only have access to funds they have previously contributed.

MUFG Union Bank, N.A. Revolving Credit Facility

In the second quarter of 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A. The amendment extended the term of the credit facility from July 21, 2017 to June 5, 2020 and reduced the margin added to LIBOR. The margin added to LIBOR rate is now in a range from 125 to 175 basis points, down from a range of 175 to 225 basis points. The interest rate applicable on the revolving credit facility as of December 31, 2015 is 1.54%. The amendment also provides for a $150.0 million revolving credit facility, with a $15.0 million subfacility for the issuance of letters of credit, an increase from the previous amount the Company could borrow in the aggregate of $125.0 million. The amendment also contains an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. In addition, the credit facility provides for stock repurchases from employees of up to an aggregate of $1.0 million in any fiscal year. As of December 31, 2015, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31,	December 31,
	2014	2015
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	3,182	2,700
Amounts available to borrow (1)	42,218	67,700

(1)	Excluding $100 million increase option

As collateral for the revolving credit facility, we granted MUFG Union Bank, N.A. a security interest in substantially all of our assets. All of our material existing and future subsidiaries are required to guaranty our obligations under the revolving credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The revolving credit facility contains customary affirmative and negative covenants and also has financial covenants relating to a consolidated leverage ratio and an interest coverage ratio. We are obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. We are currently in compliance with all financial and non-financial covenants under the revolving credit facility.

The revolving credit facility contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy and insolvency defaults. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the revolving credit facility.

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31,

	2014	2015

	(in thousands)
Cash and cash equivalents	$413,301	$500,918

The following table presents information regarding our cash:

	Year Ended December 31,

	2013	2014	2015

	(in thousands)
Net cash provided by operating activities	$61,705	$54,423	$114,260
Net cash used in investing activities	(27,555)	(65,535)	(37,968)
Net cash provided by financing activities	20,015	64,455	11,325
Net increase in cash and cash equivalents	$54,165	$53,343	$87,617

Cash Flows from Operating Activities

Net cash provided by operating activities increased in 2015 compared to 2014 by $59.5 million, primarily due to a $4.7 million increase in profits and a $36.7 million increase in cash provided by our working capital.  Cash from operating activities in 2015 resulted primarily from our net income of $23.0 million being adjusted for the following non-cash items:  $6.7 million for depreciation, $27.6 million for amortization and change in contingent consideration and $20.6 million for stock-based compensation expense. Cash from operating activities in 2015 compared to 2014 was further increased by changes in our working capital due primarily to an $18.9 million increase in customer obligation as well as a $2.4 million increase in accounts payable and accrued expenses due to the increase in prefunds and timing of payments to transit agencies.

Net cash provided by operating activities decreased in 2014 compared to 2013 by $7.3 million, primarily due to an increase in accounts receivable in 2014 compared to 2013, primarily from the timing and receipt of billing for funds owed by employer clients as well as the timing of our billing and employer client payments of prefunds in our customer obligations account compared to a year ago.

Cash Flows from Investing Activities

Net cash used in investing activities decreased in 2015 compared to 2014 by $27.6 million, primarily due to a decrease in cash consideration for business acquisitions of $34.9 million, in which $44.3 million was paid for the acquisition of CONEXIS in 2014 and $9.4 million was paid in 2015 for the amount held back to cover for any indemnification losses incurred by us, which we are entitled to recover. This decrease was offset by increased expenditures of $6.9 million for internal use software and project costs for the new CONEXIS office.

Net cash used in investing activities increased in 2014 compared to 2013 by $38.0 million, primarily due to cash used in the acquisition of CONEXIS of $44.3 million, net of cash received, during the third quarter of 2014, partially offset by a payment of
$15.0 million during the third quarter of 2013, in connection with an advanced payment made to Ceridian for the employer clients that are expected to transition to us, while no such payment was made during 2014. Cash used in investing activities was further increased by capitalized internal use software for various new software projects when compared to 2013, as well as an increase in purchased equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased in 2015 compared to 2014 by $53.1 million, primarily due a decrease in proceeds from long-term debt of $49.7 million related to borrowings under our revolving credit facility to partially fund the acquisition of CONEXIS in 2014. There were no borrowings under the revolving credit facility in 2015. Cash provided by financing activities was further decreased by payments of $5.0 million for share repurchase activities in 2015.

Net cash provided by financing activities increased in 2014 compared to 2013 by $44.4 million, primarily due to proceeds of long-term debt of $49.7 million in 2014 related to borrowings under our revolving credit facility with MUFG Union Bank, N.A. to partially fund the acquisition of CONEXIS and repayments of long-term debt of $15.0 million in 2013 which did not recur in 2014. These increases were partially offset by cash received from our follow-on offering in 2013 of $11.6 million, which did not recur in 2014, as well as a decrease of $9.2 million in proceeds received from the exercise of common stock options in 2014 compared to 2013.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2015:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	5,420	1,204	2,409	1,807	—
Operating lease obligations (3)	46,149	6,821	14,006	13,776	11,546
Acquisition payments (4)	950	950	—	—	—
Total	$132,119	$8,975	$16,415	$95,183	$11,546

(1)

As of December 31, 2015, maximum borrowings under the revolving credit facility are $150.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At December 31, 2015, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of December 31, 2015 of 1.54% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.
(4)	Estimated undiscounted contingent consideration and contractual obligations for companies acquired in 2012.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit issued under our revolving credit facility, we do not have any off-balance sheet arrangements. The majority of the standby letters of credit mature in one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our consolidated balance sheets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

As of December 31, 2015, we had cash and cash equivalents of $500.9 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2015, we had outstanding principal of $79.6 million under our credit facility. Each loan under the credit facility bears interest at a base rate determined in accordance with the credit agreement, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.25% to 1.75%, as of December 31, 2015. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WageWorks, Inc.:

We have audited the accompanying consolidated balance sheets of WageWorks, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WageWorks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WageWorks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

WageWorks Inc.:

We have audited WageWorks, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WageWorks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WageWorks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WageWorks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 25, 2016

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2014	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$413,301	$500,918
Restricted cash	332	332
Accounts receivable, net	54,453	72,271
Deferred tax assets - current	11,006	—
Prepaid expenses and other current assets	14,215	13,254
Total current assets	493,307	586,775
Property and equipment, net	39,137	47,955
Goodwill	157,109	157,109
Acquired intangible assets, net	94,776	82,616
Deferred tax assets	699	9,837
Other assets	9,687	4,447
Total assets	$794,715	$888,739
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$54,285	$60,541
Customer obligations	362,451	400,821
Short-term contingent consideration	3,180	739
Other current liabilities	11,924	2,893
Total current liabilities	431,840	464,994
Long-term debt	79,219	78,996
Long-term contingent payment, net of current portion	695	—
Other non-current liabilities	3,537	7,780
Total liabilities	515,291	551,770
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 35,479 shares
issued and outstanding at December 31, 2014; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015)	36	36
Additional paid-in capital	303,568	343,166
Treasury stock at cost (119 shares at December 31, 2015)	—	(5,003)
Accumulated deficit	(24,180)	(1,230)
Total stockholders' equity	279,424	336,969
Total liabilities and stockholders' equity	$794,715	$888,739

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2014	2015
Revenues:
Healthcare	$135,140	$155,989	$176,573
Commuter	59,579	61,776	63,895
COBRA	15,047	31,996	51,299
Other	9,512	18,071	42,549
Total revenues	219,278	267,832	334,316
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	81,918	100,226	117,170
Technology and development	21,459	27,741	43,041
Sales and marketing	34,676	44,940	50,540
General and administrative	37,637	42,884	54,093
Amortization and change in contingent consideration	11,612	20,992	27,618
Employee termination and other charges	—	—	1,913
Total operating expenses	187,302	236,783	294,375
Income from operations	31,976	31,049	39,941
Other income (expense):
Interest income	17	5	153
Interest expense	(1,339)	(1,612)	(1,925)
Other income (expense)	248	743	(182)
Income before income taxes	30,902	30,185	37,987
Income tax provision	(9,203)	(11,943)	(15,037)
Net income	$21,699	$18,242	$22,950
Net income per share:
Basic	$0.65	$0.52	$0.64
Diluted	$0.62	$0.50	$0.63
Shares used in computing net income per share:
Basic	33,626	35,145	35,784
Diluted	35,277	36,330	36,595

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

								Total
	Common stock		Treasury stock			Additional	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	paid-in capital	deficit	Equity
Balance at December 31, 2012	31,571	$32	-	$		$220,500	$(64,121)	$156,411
Issuance of common stock in March 2013 follow-on offering at $24.00 per share, net of issuance costs of $829	500	1				10,721	-	10,722
Exercise of stock options	2,118	2				15,979	-	15,981
Exercise of Investor Warrant	351	-				-	-	-
Exercise of Lender Warrant	117	-				-	-	-
Issuance of common stock under Employee Stock Purchase Plan	89	-				1,817	-	1,817
Tax benefit from the exercise of stock options	-	-				12,296	-	12,296
Stock-based compensation	-	-				9,206	-	9,206
Net income	-	-				-	21,699	21,699
Balance at December 31, 2013	34,746	$35	-		$-	$270,519	$(42,422)	$228,132
Exercise of stock options	648	1				6,743	-	6,744
Issuance of common stock under Employee Stock Purchase Plan	60	-				2,100	-	2,100
Issuance of restricted stock units, net of shares withheld for employee taxes	25	-				(785)	-	(785)
Tax benefit from the exercise of stock options	-	-				10,433	-	10,433
Stock-based compensation	-	-				14,558	-	14,558
Net income	-	-				-	18,242	18,242
Balance at December 31, 2014	35,479	$36	-		$-	$303,568	$(24,180)	$279,424
Exercise of stock options	465	-				6,598	-	6,598
Issuance of common stock under Employee Stock Purchase Plan	54	-				2,145	-	2,145
Issuance of restricted stock units, net of shares withheld for employee taxes	57	-				(949)	-	(949)
Tax benefit from the exercise of stock options	-	-				11,198	-	11,198
Treasury stock acquired			(119)		(5,003)			(5,003)
Stock-based compensation	-	-			-	20,606	-	20,606
Net income	-	-			-		22,950	22,950
Balance at December 31, 2015	36,055	$36	(119)		$(5,003)	$343,166	$(1,230)	$336,969

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income	$21,699	$18,242	$22,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,421	4,386	6,671
Amortization and change in contingent consideration	11,612	20,992	27,618
Stock-based compensation	9,206	14,558	20,606
Loss on disposal of fixed assets	128	98	1,096
Payment of contingent consideration in excess of initial measurement	(643)	—	—
Provision for doubtful accounts	180	(367)	396
Deferred taxes	9,049	10,582	13,066
Excess tax benefit from the exercise of stock options	(12,296)	(10,433)	(11,198)
Changes in operating assets and liabilities:
Accounts receivable	(8,457)	(20,969)	(18,214)
Prepaid expenses and other current assets	(3,954)	(2,743)	961
Other assets	(179)	(2,877)	2,084
Accounts payable and accrued expenses	7,840	2,684	5,062
Customer obligations	26,339	19,480	38,370
Other liabilities	(2,240)	790	4,792
Net cash provided by operating activities	61,705	54,423	114,260
Cash flows from investing activities:
Purchases of property and equipment	(13,832)	(21,200)	(28,141)
Cash consideration for business acquisitions, net of cash acquired	(752)	(44,334)	(9,445)
Cash paid for acquisition of client contracts	(1,573)	—	(382)
Advance payment for acquisition of client contracts	(14,646)	—	—
Change in restricted cash	3,248	(1)	—
Net cash used in investing activities	(27,555)	(65,535)	(37,968)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance cost	—	49,663	(366)
Repayment of long-term debt	(15,000)	—	—
Proceeds from follow-on offering net of underwriters commissions and discounts	11,550	—	—
Proceeds from exercise of common stock options	15,981	6,744	6,598
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,817	2,100	2,145
Payment of contingent consideration	(6,629)	(4,485)	(3,247)
Payment for treasury stock acquired	—	—	(5,003)
Excess tax benefit from the exercise of stock options	12,296	10,433	11,198
Net cash provided by financing activities	20,015	64,455	11,325
Net increase in cash and cash equivalents	54,165	53,343	87,617
Cash and cash equivalents at beginning of the year	305,793	359,958	413,301
Cash and cash equivalents at end of the year	$359,958	$413,301	$500,918
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$1,533	$866	$2,542
Taxes	714	836	455
Noncash financing and investing activities:
Accrued capital expenditures	421	556	800

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(1)Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., (together with its subsidiaries, “WageWorks” or the “Company”) was incorporated in the state of Delaware in 2000. The Company is a leader in administering Consumer-Directed Benefits (“CDBs”), which empower employees to save money on taxes while also providing corporate tax advantages for employers. The Company operates as a single reportable segment on an entity level basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Prior period amounts related to revenue from continuation services to employer clients under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) within the Company’s consolidated income statements have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with assets, useful lives for depreciation and amortization, loss contingencies, expired and unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, the assumptions used for software and web site development cost classification, and valuation and impairments of goodwill and long-lived assets. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost. To the extent the Company’s contracts do not provide for any restrictions on the Company’s use of cash that it receives from clients, the cash is recorded as cash and cash equivalents.

In all cases where we have collected cash from a customer but not fulfilled services, the Company recognizes a related liability to its customers, classified as customer obligations in the accompanying consolidated balance sheets.

Restricted cash represents cash used to collateralize standby letters of credit.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of financial instruments approximates fair value because of their short maturity. The carrying amount of the Company’s variable rate debt approximates fair value.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The contingent consideration payables related to the acquisitions of Benefit Concepts, Inc. (“BCI”) and Crosby Benefit Systems, Inc. (“CBS”) are recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheet at December 31, 2015, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with certain lenders. The estimated fair value of such instruments at December 31, 2015 approximates their carrying value as reported on the consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as
Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Contingent	Contingent
	Consideration	Consideration
	BCI	CBS
Balances at December 31, 2014	$2,705	$1,170
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	104	7
Payment of contingent consideration	(2,070)	(1,177)
Balances at December 31, 2015	$739	$—

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

The remaining contingent consideration for CBS was paid in the third quarter of 2015, while for BCI, the remaining balance will be paid in the first quarter of 2016.

The Company recorded a $0.3 million and $0.1 million charge related to the change in fair value of the contingent considerations for BCI and CBS during 2014 and 2015, respectively, as a result of accretion charges due to the passage of time.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration designated as Level 3 are as follows:

			Significant
	Fair Value at	Valuation	Unobservable
	December 31, 2015	Technique	Input
	(in thousands)
Contingent consideration – BCI	$739	Discounted cash flow	Annualized revenue and probability of achievement

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

Accounts Receivable

Accounts receivable represent both amounts receivable in relation to fees for the Company’s services and unpaid amounts by customers for benefit services of participants provided by third-party vendors, such as transit agencies and healthcare providers. The Company provides for an allowance for doubtful accounts by reference to reserves for specific accounts. The Company reviews its allowance for doubtful accounts monthly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2013, 2014 and 2015 were not significant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on computer and equipment and furniture and fixtures is calculated on a straight-line basis over the estimated useful lives of those assets, ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. When events or circumstances suggest an asset’s life is different than initially estimated, management reassesses the useful life of the asset and recognizes future depreciation prospectively over the revised life.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses.

Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life are capitalized.

Software and Web Site Development Costs

Costs incurred to develop software are capitalized and recognized over the technology’s estimated useful life, generally four years, as amortization in the accompanying consolidated statements of income. When events or circumstances suggest an asset’s life is different than initially estimated, management reassesses the useful life of the asset and recognizes future amortization prospectively over the revised life. Costs incurred related to the planning and post implementation phases of development are expensed as incurred. Costs associated with the platform content or the repair or maintenance of the existing platforms is expensed as incurred.

The Company capitalizes interest on major construction or acquisition projects where the financial statement effect of capitalization versus current expense recognition is likely to be material. Capitalized interest related to software and development costs was immaterial for all years.

Accounting for Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of software development costs, office equipment, leasehold improvements and definite-lived assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset, or asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in any of the years ended December 31, 2013, 2014 and 2015.

Acquisitions and Goodwill

The cost of acquisition is allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition.

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events (none of which occurred in 2014 or 2015) that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. At December 31, 2015, the Company completed its annual goodwill impairment assessment and management concluded that goodwill is not impaired and the two-step goodwill impairment test was not deemed necessary.

To date, the Company has not made any impairment adjustments to goodwill as the fair value of its reporting unit determined as the market capitalization of the Company on the testing date in all prior years has always exceeded its carrying value by a significant amount.

Income Taxes

The Company reports income taxes using an asset and liability approach. Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current enacted tax law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, COBRA and Other revenue. Healthcare and Commuter include revenues generated from benefit service fees based on employee participant participation levels and interchange and other commission revenues. Interchange and other commission revenues are based on a percentage of total healthcare and commuter dollars transacted pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ Health Reimbursement Arrangements (“HRAs”), and certain healthcare Flexible Spending Accounts (“FSAs”). Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

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

Professional service fees are related to services provided to the Company’s employer clients to accommodate their reporting or administrative requirements. These projects are discrete contracts and are not entered into contemporaneously with any other services the Company provides. The professional services revenues are recognized upon completion of services or projects in accordance with agreed upon terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties and where fees are fixed or determinable and collectability is reasonably assured.

Stock-Based Compensation

The Company accounts for stock-based compensation cost related to restricted stock unit awards and stock options based on the estimated fair value of the award at the grant date. Stock-based compensation is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis (see Note 11 – Employee Benefit Plans).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) in ASU 2015-14. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, “ASU 2015-03,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. The Company early adopted this ASU and this adoption did not have a material impact on its consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The Company elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in the Company’s consolidated financial statements were not retrospectively adjusted.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(2)Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2013	2014	2015
Numerator for basic net income per share:
Net income	$21,699	$18,242	$22,950
Denominator for basic net income per share:
Weighted-average common shares outstanding	33,626	35,145	35,784
Basic net income per share	$0.65	$0.52	$0.64

Numerator for diluted net income per share:
Net income	$21,699	$18,242	$22,950
Denominator for diluted net income per share:
Weighted-average common shares outstanding	33,626	35,145	35,784
Dilutive stock options and restricted stock units	1,651	1,185	811
Diluted weighted-average common shares outstanding	35,277	36,330	36,595
Diluted net income per share	$0.62	$0.50	$0.63

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 22 thousand, 1.09 million and 0.9 million anti-dilutive shares for 2013, 2014 and 2015.

(3)Acquisitions and Channel Partner Arrangements

Crosby Benefit Systems, Inc. Acquisition

On May 1, 2013, the Company acquired CBS, a third party administrator of CDBs, based in Newton, Massachusetts. This acquisition added new customers and participant relationships and further strengthened the Company’s position in the CDBs market. The purchase price included a $5.0 million cash payment that was paid on May 1, 2013 and a contingent consideration element that required the Company to pay the former owners of CBS additional amounts in 2014 and 2015 based upon revenue growth rates of CBS for 2014 and 2015, respectively. The remaining contingent consideration for CBS was paid in the third quarter of 2015.

Ceridian Channel Partner Arrangement

In July 2013, the Company entered into a channel partner arrangement with Ceridian Corporation, or Ceridian, a global product and services company. Pursuant to the arrangement, Ceridian’s CDB account administration business for FSA and HRA was transitioned to the Company as of January 2015 with a final purchase price of $13.5 million. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

In September 2015, the Company entered into another agreement with Ceridian to transition their COBRA and direct bill portfolio to the Company. This relationship also allows Ceridian as a channel partner to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to the full suite of healthcare and commuter products they have been selling.

CONEXIS Acquisition

On August 1, 2014, the Company entered into an Asset Purchase Agreement with CONEXIS Benefits Administrators, LP (“CONEXIS”), a Texas limited partnership and Word & Brown Insurance Administrator, Inc., a California corporation, pursuant to which the Company acquired substantially all of the assets of CONEXIS. CONEXIS is a leader in employee benefits administration and serves approximately 16,000 organizations of all sizes. This acquisition added a new base of CDBs customers and participant relationships. The purchase price was $118.0 million, adjusted for working capital adjustments, of which $108.0 million was paid at closing with the remaining balance classified in the consolidated balance sheets in the other current liabilities line item. The holdback obligation of $10.0 million was settled for $9.4 million in the third quarter of 2015 after working capital adjustments. The results of operations for CONEXIS have been included in the Company’s financial results since the acquisition.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

As part of the purchase price allocation, the Company determined that CONEXIS’ separately identifiable intangible assets were its customer relationships, developed technology and trade name. The Company used the income approach to value the customer relationships and trade name. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The Company used a replacement cost approach to estimate the fair value of developed technology in which estimates of development time and cost per man month are used to calculate total replacement cost.

Goodwill was calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill recognized from the transaction results from the acquired workforce, the opportunity to expand the Company’s client base and achieve greater long-term growth opportunities than either company had operating alone. All of the recognized goodwill is expected to be deductible for tax purposes.

The following table summarizes the allocation of the purchase price at the date of acquisition (in millions):

		Weighted
		Average
		Useful Life
	Amount	(in years)
Net tangible assets acquired	$4.7
Customer relationships	48.1	10
Developed technology	3.9	5
Trade name	1.6	3
Non-compete agreement	0.2	7
Goodwill	59.5
Total allocation of purchase price	$118.0

(4)Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 is as follows (in thousands):

Balance at December 31, 2013	$97,636
Additions: CONEXIS acquisition (see Note 3)	59,473
Balance at December 31, 2014 and 2015	$157,109

Acquired intangible assets at December 31, 2014 and December 31, 2015 were comprised of the following (in thousands):

	December 31, 2014			December 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$120,723	$33,885	$86,838	$124,261	$47,013	$77,248
Trade names	3,880	1,657	2,223	3,880	2,405	1,475
Technology	13,846	9,390	4,456	13,846	11,039	2,807
Noncompete agreements	2,232	1,798	434	2,232	1,870	362
Favorable lease	1,137	312	825	1,136	412	724
Total	$141,818	$47,042	$94,776	$145,355	$62,739	$82,616

Amortization expense of intangible assets totaled $9.1 million, $11.8 million and $15.7 million in 2013, 2014 and 2015, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The estimated expected amortization expense in future periods at December 31, 2015 is as follows (in thousands):

2016	$15,923
2017	15,369
2018	12,198
2019	11,638
2020	9,655
Thereafter	17,833
Total	$82,616

(5)Accounts Receivable

Accounts receivable at December 31, 2014 and 2015 was comprised of the following (in thousands):

	December 31,	December 31,
	2014	2015
Trade receivables	$35,762	$37,999
Unpaid amounts for benefit services	19,458	35,343
	55,220	73,342
Less allowance for doubtful accounts	(767)	(1,071)
Accounts receivable, net	$54,453	$72,271

Allowance for doubtful accounts roll forward is comprised of the following (in thousands):

	Balance at			Balance at
	Beginning of	Charged to	Recoveries	End of
Allowance for Doubtful Accounts:	Fiscal Year	Operations	(Deductions)	Fiscal Year

Year ended December 31, 2015	$ 767	$ 475	$ (171)	$ 1,071
Year ended December 31, 2014	467	259	41	767
Year ended December 31, 2013	403	247	(183)	467

(6)Property and Equipment

Property and equipment at December 31, 2014 and 2015 was comprised of the following (in thousands):

	December 31,	December 31,
	2014	2015
Computers and equipment	$13,670	$14,461
Software and software development costs	77,104	92,898
Furniture and fixtures	3,306	5,083
Leasehold improvements	8,285	13,594
	102,365	126,036
Less accumulated depreciation and amortization	(63,228)	(78,081)
Property and equipment, net	$39,137	$47,955

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

During 2013, 2014 and 2015, the Company capitalized software development costs of $15.3 million, $16.5 million and $15.7 million, respectively. Amortization expense related to capitalized software development costs was $8.0 million, $8.8 million and $11.8 million for 2013, 2014, and 2015, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At December 31, 2015, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheets was $27.4 million.

Total depreciation expense, including amortization of software and software development costs, for the years ended December 31, 2013, 2014 and 2015 was $11.4 million, $13.2 million and $18.5 million, respectively.

(7)Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and 2015 were comprised of the following (in thousands):

	December 31,	December 31,
	2014	2015
Accounts payable	$1,180	$2,542
Payable to benefit providers and transit agencies	19,500	23,169
Accrued payables	11,099	11,198
Accrued compensation and related benefits	16,045	18,538
Other accrued expenses	3,156	2,891
Deferred revenue	3,305	2,203
Accounts payable and accrued expenses	$54,285	$60,541

(8)Long-term Debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, an increase from the previous aggregate principal amount of $125.0 million from which the Company could borrow. The amendment also contains an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility from July 21, 2017 to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate (“LIBOR”). The margin added to LIBOR rate is now in a range of 125 to 175 basis points, down from a range of 175 to 225 basis points. The interest rate applicable to the revolving credit facility as of December 31, 2015 is 1.54%. In connection with the Amended and Restated Credit Agreement, the Company incurred fees of approximately $0.4 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets. As of December 31, 2015, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31,	December 31,
	2014	2015
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	3,182	2,700
Amounts available to borrow (1)	42,218	67,700

(1)	Excluding $100 million increase option

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

(9)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In 2015, the Company recognized charges in operating expenses of $1.9 million, primarily for severance costs. The Company has recorded these severance costs within accrued compensation and related benefits in the accompanying consolidated balance sheet.

Changes in the Company’s accrued liabilities for workforce reduction costs in 2015 were as follows (dollars in thousands):

December 31,
2015
Beginning balance	$—
Employee termination and other charges	1,913
Cash paid	(1,730)
Ending balance	$183

(10)Common Stock

(a) Follow-on Public Offerings

On March 18, 2013, the Company closed a follow-on public offering and sold 500,000 shares of common stock at a price of $24.00 per share, which raised $11.6 million, net of underwriters’ discounts and commissions. Certain selling stockholders, including funds affiliated with VantagePoint Capital Partners (“VantagePoint”), sold 5,131,115 shares of common stock in the offering. In addition, the underwriters exercised their overallotment option to purchase 844,667 additional shares from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

(b) Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2015, the Company repurchased 118,772 shares of common stock for a total cost of $5.0 million, or an average price of $42.13 per share.

(11)Employee Benefit Plans

(a) Employee Stock Option Plan

On May 26, 2010, the company had adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. As of December 31, 2015, the 2010 Plan has a total of 5.4 million common stock shares available for issuance.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (“2000 Plan”), provides for the issuance of options and other stock-based awards. As of December 31, 2015, the 2000 Plan has a total of 0.7 million options outstanding. Any forfeitures or shares remaining under the plan are canceled and not available for reissue. No further grants will be made under the 2000 Plan.

Options under the 2000 Plan and the 2010 Plan (“the Plans”) expires 10 years after the date of grant and generally vest over four years with 25% vesting after one year and the balance vesting monthly over the remaining period. The Company issues new shares upon the exercise of stock options.

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Cost of revenue	$978	$2,227	$3,836
Technology and development	818	1,209	1,190
Sales and marketing	1,079	2,466	2,724
General and administrative	6,331	8,656	12,856
Total	$9,206	$14,558	$20,606

As of December 31, 2015, there was $17.5 million of total unrecognized compensation cost related to unvested stock options that are expected to vest. The cost is expected to be recognized over a weighted-average period of approximately 2.71 years, as of December 31, 2015.

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2013	2014	2015
Stock options granted (in thousands)	576	1,026	501
Weighted-average fair value at date of grant	$12.55	$20.06	$18.89

Stock option activity for the year ended December 31, 2015 is as follows (shares in thousands):

			Remaining	Aggregate intrinsic
		Weighted-average	contractual term	value (dollars in
	Shares	exercise price	(years)	thousands)
Outstanding at December 31, 2014	3,206	$20.90	6.75	$140,029
Granted	501	48.71
Exercised	(465)	14.19
Forfeited	(205)	40.68
Outstanding as of December 31, 2015	3,037	25.18	6.41	$65,229
Vested and expected to vest at December 31, 2015	2,953	24.68	6.34	$64,766
Exercisable at December 31, 2015	1,975	15.86	5.16	$59,447

The total intrinsic value of options exercised during the years ended December 31, 2013, 2014 and 2015, was  $55.6 million, $28.4 million and $17.1 million, respectively. Cash received from option exercises under all share-based payment arrangements was $16.0 million, $6.7 million and $6.6 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. There was approximately $12.3 million, $10.4 million and $11.2 million of excess tax benefits related to stock-based compensation that was recorded to stockholders’ equity during the years ended December 31, 2013, 2014 and 2015, respectively.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2014	2015
Expected volatility	51.43%	46.90%	43.48%
Risk-free interest rate	1.09%	1.87%	1.56%
Expected term (in years)	6.00	6.09	4.74
Dividend yield	—%	—%	—%

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted-average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has not paid cash dividends on its common stock. The Company estimates the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures.

The fair value of each option grant for performance share options was estimated on the date of grant using the same option valuation model used for options granted under the employee share option plan and assumes that performance goals will be achieved.

Stock-based compensation expense is recognized in the consolidated statements of income based on awards ultimately expected to vest, and is reduced for estimated pre-vest forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company calculates an adjustment of its compensation costs to the vested amounts on a quarterly basis. The estimate of pre-vesting of forfeitures is based on weighted average historical forfeiture rates. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

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

In the first quarter of 2014 and 2015, the Company granted a total of 106,500 and 140,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates, and other financial metrics, during a specified performance period for which participants have the ability to receive up to 150% of the target number of shares originally granted.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The restricted stock units will be eligible to vest based on the Company’s achievement against an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin target equal to or greater than 22% and compound revenue growth target for the specified performance period.

The following table describes the levels of revenue growth target for the specified performance period for the restricted stock units to vest:

Achievement of Revenue Growth Objective	Percentage of RSU Vesting
20% and Greater	150% will vest
Between 15% but less than 20%	Between 100% and 150% will vest
Between 10% but less than 15%	Between 50% and 100% will vest
Below 10%	None will vest

In the second quarter of 2014, the Company granted a total of 199,000 market-based performance restricted stock units to certain executive officers. The number of shares to be vested is subject to change based on certain market conditions. In the third quarter of 2014, one of the executives resigned and 33,000 market-based performance restricted stock units were forfeited and canceled.

The market-based performance restricted stock units will be eligible to vest based on the Company’s achievement of certain per share price of its common stock as reported on the New York Stock Exchange (“NYSE”), for any 20 consecutive trading day period during the specified performance period.

The following table describes the price per share targets that must be achieved for the specified performance period for the restricted stock units to vest:

WageWorks Per Share Price on NYSE	Payout Percentage
$100	200%
$90	100%
$75	50%
Below $75	0%

Stock-based compensation expense related to restricted stock units was $2.7 million, $6.0 million and $13.0 million in 2013, 2014 and 2015, respectively. Total unrecorded stock-based compensation cost at December 31, 2015 associated with restricted stock units was $19.5 million, which is expected to be recognized over a weighted-average period of 1.39 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under the 2010 Plan:

		Weighted-average
		Grant Date
	Shares	Fair Value
	(in thousands)
Unvested at December 31, 2014	637	$37.99
Granted	249	57.79
Vested	(74)	33.10
Forfeitures	(49)	40.36
Unvested at December 31, 2015	763	$44.83

(d) Employee Stock Purchase Plan

In May 2012,  the Company established the 2012 Employee Stock Purchase Plan (“ESPP”) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The Company issued 54,357 common stock shares for which it received $2.1 million from employee contributions during 2015. At December 31, 2015, a total of 1,228,060 shares of the Company’s common stock are available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of:

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

•	500,000 shares of common stock;
•	1% of the outstanding shares of the Company’s common stock as of the last day of its immediately preceding fiscal year; or
•	such other amount as may be determined by the board of directors.

Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP has four consecutive offering periods of approximately three months in length during the year and the purchase price of the shares is 85% of the lower of the fair value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

(e) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan (“401(k) Plan”), a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the Internal Revenue Code. The Company, at its discretion, may match up to 25% of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately
$1.0 million for each of 2013 and 2014, and $1.25 million for 2015.

(12)Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, the Company is under audit in New York State. There are no other income tax examinations on-going in the jurisdictions where the Company operates.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$(10,748)	$(9,459)	$(9,873)
State	(1,702)	(1,539)	(3,296)
	(12,450)	(10,998)	(13,169)

Deferred:
Federal	2,929	(828)	(2,902)
State	318	(117)	1,034
	3,247	(945)	(1,868)
Total provision for income taxes	$(9,203)	$(11,943)	$(15,037)

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31, 2014	December 31, 2015
Deferred tax assets
Current:
Accruals and reserves	$3,219	$—
Net operating loss carryforwards	7,787	—
Deferred tax assets-current	11,006	—
Noncurrent:
Net operating loss carryforwards	34	1,725
Stock-based compensation	9,238	14,970
R&D and other credits	2,680	4,270
Property and equipment	579	—
Reserves-noncurrent	622	7,018
Deferred tax assets-noncurrent	13,153	27,983
Gross deferred tax assets	24,159	27,983
Deferred tax liabilities
Noncurrent:
Property and equipment	—	(4,123)
Intangible assets	(5,630)	(4,122)
Goodwill	(6,824)	(9,901)
Gross deferred tax liabilities	(12,454)	(18,146)
Net deferred tax assets and liabilities
Net deferred tax assets-current	11,006	—
Net deferred tax assets (liabilities)-non-current	699	9,837
Total net deferred tax assets	$11,705	$9,837

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended
December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Tax provision at U.S. statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5	5	5
Permanent items - adjustments to contingent consideration	(8)	—	—
Permanent items - other	1	1	1
R&D credits	(1)	—	(1)
Other	(2)	(1)	—
Provision (benefit) for tax	30%	40%	40%

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. The Company has concluded there was sufficient positive evidence at the end of 2013, 2014 and 2015 to continue to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

At December 31, 2015, unrecognized tax benefits approximated $4.4 million, which would impact income tax expense if recognized. Included in the balance at December 31, 2015 is $0.3 million of current year tax positions, which would affect the Company’s income tax expense if recognized. The Company does not anticipate that any adjustments would result in a material change to its financial position. For the years ended December 31, 2013,  2014 and 2015, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows
(in thousands):

	Year Ended December 31,
	2013	2014	2015

Balance, beginning of year	$2,478	$3,716	$4,109
Increase in tax positions for prior years	515	—	134
Decrease in tax positions for prior years	—	(90)	—
Increase in tax positions for current year	723	483	319
Other decreases	—	—	(133)
Balance, end of year	$3,716	$4,109	$4,429

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2001 through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2015, the Company has federal and state operating loss carryforwards of approximately $10.9 million and $30.9 million, respectively, available to offset future regular and alternative minimum taxable income. The Company’s state net operating loss carryforward is on a post-apportionment basis. The Company’s federal net operating loss carryforwards expire in the year 2033, if not utilized. The state net operating loss carryforwards expire in the years 2016 through 2033. The federal and state net operating loss carryforwards include excess tax deductions related to stock options in the amount of $10.1 million and $5.2 million, respectively. When utilized, the related tax benefit will be booked to additional paid-in capital.

The Company also has tax deductible goodwill related to asset acquisitions.

In addition, the Company had federal and state research and development credit carryforwards of approximately $5.5 million and $3.1 million, respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2022 through 2035, if not fully utilized. The state research credit carries forward indefinitely for the state of California and 20 years for the state of Texas.

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

The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. During 2015, the Company recorded approximately $11.2 million of excess tax benefits related to stock-based compensation that was credited to stockholders’ equity during the year.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(13)Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

As of
December 31, 2015
2016	$6,821
2017	7,009
2018	6,997
2019	6,985
2020	6,791
Thereafter	11,546
Total future minimum lease payments	$46,149

Rent expense was $4.7 million for each of 2013 and 2014 and $7.6 million in 2015. Future minimum lease payments under capital leases, not included in the table above, as of December 31, 2015 are $0.3 million for 2016. The Company has no future minimum lease payments under capital leases extending beyond 2016.

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

(14)Related Party

The National Flex Trust (“the Trust”), established by a subsidiary of the Company, is to provide reimbursement of qualified expenses to plan participants under certain employer plans that have contracted with the Company to provide the plan services using a custodial account (“the Trust Account”). The client is responsible for maintaining the employer plan for their participants, including the establishment of eligibility and paying all eligible claim amounts owed to their participants. The Company is an independent contractor engaged to perform administration services. As an administrator, the Company does not have the power to direct the activities of the Trust that would most significantly impact the Trust’s economic performance.

Under a Management Agreement for Services to the Trust, the Company provides services to the Trust, including accounting, treasury, tax, administration, and management. The Trust pays the Company monthly for the services provided based on plan participants and/or debit cards administered. For the past several years, the Trust’s earnings have been insufficient to cover these costs and, consequently, the Company has not recognized these fees during this period. Trust expenses subsidized by the Company were $80,000,  $100,000 and $71,000 in 2013, 2014 and 2015, respectively.

The Company has a long-term receivable due from the Trust totaling $1.0 million which the Trust holds with its banks, as a security deposit for the settlement of participant claims. The Company has recorded this receivable within other assets on its consolidated balance sheets.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(15)Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	2015	2015	2015	2015
	(in thousands, except per share amounts)
Revenues:
Healthcare	$39,984	$37,592	$38,600	$39,813	$47,289	$43,814	$42,204	$43,266
Commuter	16,043	15,050	15,078	15,605	15,897	16,028	16,003	15,967
COBRA	4,038	3,701	9,544	14,713	12,570	12,313	12,229	14,187
Other	2,555	2,414	4,776	8,326	9,540	10,602	12,724	9,683
Total revenues	62,620	58,757	67,998	78,457	85,296	82,757	83,160	83,103
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	22,797	21,157	24,951	31,321	32,071	29,775	26,364	28,960
Technology and development, sales and marketing, general and administrative, and employee termination charges	24,498	25,169	30,771	35,127	37,281	39,472	37,147	35,687
Amortization and change in contingent consideration	4,420	4,549	5,688	6,335	6,279	6,732	6,935	7,672
Total operating expenses	51,715	50,875	61,410	72,783	75,631	75,979	70,446	72,319
Income from operations	10,905	7,882	6,588	5,674	9,665	6,778	12,714	10,784
Other, net	(243)	(242)	215	(594)	(507)	(370)	(281)	(796)
Income before income taxes	10,662	7,640	6,803	5,080	9,158	6,408	12,433	9,988
Income tax provision	(4,218)	(3,053)	(2,690)	(1,982)	(3,519)	(2,890)	(4,835)	(3,793)
Net income	$6,444	$4,587	$4,113	$3,098	$5,639	$3,518	$7,598	$6,195

Net income per share:
Basic	$0.19	$0.13	$0.12	$0.09	$0.16	$0.10	$0.21	$0.17
Diluted	$0.18	$0.13	$0.11	$0.08	$0.15	$0.10	$0.21	$0.17
Shares used in computing net income per share:
Basic	34,831	35,117	35,234	35,393	35,555	35,761	35,880	35,936
Diluted	36,303	36,340	36,152	36,517	36,668	36,596	36,516	36,597

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission on Internal Control — Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of  this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K that is found in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders is incorporated by reference to our 2016 Proxy Statement. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference to our 2016 Proxy Statement.

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

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s consolidated financial statements and accompanying footnotes of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: February 25, 2016	By:	/s/ COLM M CALLAN
Colm Callan
Chief Financial Officer
(Principal Financial Officer)
/s/ COLM M CALLAN
Colm Callan
Chief Financial Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. Jackson and Colm M. Callan, and each or any one of them, his or her lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/ S / JOSEPH L JACKSON	Chief Executive Officer	February 25, 2016
Joseph L. Jackson	and Director (Principal Executive Officer)

/ S / COLM M CALLAN	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Colm Callan

/ S / THOMAS A BEVILACQUA	Director	February 25, 2016
Thomas A. Bevilacqua

/ S / BRUCE G BODAKEN	Director	February 25, 2016
Bruce G. Bodaken

/ S / MARIANN BYERWALTER	Director	February 25, 2016
Mariann Byerwalter

/ S / JEROME D GRAMAGLIA	Director	February 25, 2016
Jerome D. Gramaglia

/ S / JOHN W LARSON	Director	February 25, 2016
John W. Larson

/ S / EDWARD C NAFUS	Director	February 25, 2016
Edward C. Nafus

/ S / ROBERT L METZGER	Director	February 25, 2016
Robert L Metzger

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	07/19/2011
3.2	Amended and Restated Bylaws of Registrant	S-1	333-173709	3.4	07/19/2011
4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	07/19/2011
4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	07/19/2011
10.1*	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	07/19/2011
10.2*	Amended and Restated 2010 Equity Incentive Plan	8-K	001-35232	10.1	04/17/2013
10.3*	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	07/19/2011
10.4*	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	04/25/2011
10.5*	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	04/25/2011
10.6*	2012 Employee Stock Purchase Plan	10-K	001-35232	10.6	02/27/2013
10.6A	Registration statement for Amended and Restated 2010 Equity Incentive Plan and 2012 Employee Stock Purchase Plan	S-8	001-35232	10.6A	05/15/2015
10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	03/07/2012
10.8*	Second Amended and Restated Employment Agreement, dated as of November 23, 2010, between Registrant and Joseph L. Jackson	S-1	333-173709	10.8	06/08/2011
10.9*	Form of Amended and Restated Executive Severance Benefit Agreement Purchase Plan	S-1	333-173709	10.9	04/25/2011
10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	04/25/2011
10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	03/07/2012
10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	03/07/2012
10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	09/24/2012
10.10D	Credit Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	02/27/2013
10.10E	First Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated July 21, 2014	10-K	001-35232	10.10E	02/26/2015

10.10F	Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated June 5, 2015
10.11	Sublease Agreement between Oracle USA, Inc. and Registrant, dated as of September 13, 2006	S-1	333-173709	10.11	04/25/2011
10.12	First Amendment to Sublease between Oracle USA, Inc. and Registrant, dated as of October 30, 2006	S-1	333-173709	10.12	04/25/2011
10.13	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	04/25/2011
10.14	Assignment and Assumption of Lease, between, HCAP Strategies, Inc. and Registrant, dated as of May 16, 2005	S-1	333-173709	10.14	04/25/2011
10.15	Amendment to Commercial Building Lease, between Applied Buildings, LLC and Registrant, dated as of September 8, 2005	S-1	333-173709	10.15	04/25/2011
10.16	Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of July 23, 2007	S-1	333-173709	10.16	04/25/2011
10.17	First Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of May 24, 2010	S-1	333-173709	10.17	04/25/2011
10.18	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of August 31, 2010	S-1	333-173709	10.18	04/25/2011
10.25	Second Amendment to Sublease between Oracle America, Inc. and Registrant, dated as of May 1, 2011	S-1	333-173709	10.25	06/08/2011
10.26	Lease Agreement by and between Liberty Property Limited Partnership and Registrant, dated as of March 26, 2014	10-K	001-35232	10.26	02/26/2015
10.27	Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefits Administrators, LP, dated as of August 26, 2004	10-K	001-35232	10.27	02/26/2015
10.27A	First Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of December 1, 2004	10-K	001-35232	10.27A	02/26/2015
10.27B	Second Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of October 20, 2005	10-K	001-35232	10.27B	02/26/2015

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

		10-K	001-35232	10.27C	02/26/2015
10.27D	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and Registrant, dated as of July 31, 2014	10-K	001-35232	10.27D	02/26/2015
10.28	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated April 10, 2014	10-Q	001-35232	10.28	05/05/2015
10.28A	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated February 9, 2015	10-Q	001-35232	10.28A	05/05/2015
10.28B	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated March 25, 2015	10-Q	001-35232	10.28B	05/05/2015
10.29*	Executive Bonus Plan	8-K	001-35232	10.2	04/17/2013
21.1	List of subsidiaries of Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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