Form 10-Q
period 2016-03-31
WAGEWORKS, INC.
filed 2016-05-05
CIK 1158863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________

FORM 10-Q

__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 36,231,628 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2015	March 31, 2016
	Derived from
	Audited Financial
	Statements	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,918	$562,441
Restricted cash	332	332
Accounts receivable, net	72,271	89,583
Prepaid expenses and other current assets	13,254	14,550
Total current assets	586,775	666,906
Property and equipment, net	47,955	47,265
Goodwill	157,109	157,109
Acquired intangible assets, net	82,616	91,283
Deferred tax assets	9,837	9,837
Other assets	4,447	4,342
Total assets	$888,739	$976,742
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$72,134
Customer obligations	400,821	474,614
Short-term contingent consideration	739	—
Other current liabilities	2,893	816
Total current liabilities	464,994	547,564
Long-term debt	78,996	79,030
Other non-current liabilities	7,780	7,294
Total liabilities	551,770	633,888
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015 and 36,547 shares issued and 36,202 shares outstanding at March 31, 2016)	36	36
Additional paid-in capital	343,166	352,626
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at March 31, 2016)	(5,003)	(14,374)
Retained earnings (accumulated deficit)	(1,230)	4,566
Total stockholders’ equity	336,969	342,854
Total liabilities and stockholders’ equity	$888,739	$976,742

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenues:
Healthcare	$47,289	$50,370
Commuter	15,897	17,376
COBRA	12,570	15,406
Other	9,540	3,850
Total revenues	85,296	87,002
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	32,071	31,260
Technology and development	10,585	9,831
Sales and marketing	13,131	13,920
General and administrative	13,565	14,615
Amortization and change in contingent consideration	6,279	7,445
Total operating expenses	75,631	77,071
Income from operations	9,665	9,931
Other income (expense):
Interest income	2	86
Interest expense	(575)	(405)
Other income (expense)	66	(4)
Income before income taxes	9,158	9,608
Income tax provision	(3,519)	(3,812)
Net income	$5,639	$5,796
Net income per share:
Basic	$0.16	$0.16
Diluted	$0.15	$0.16
Shares used in computing net income per share:
Basic	35,555	35,916
Diluted	36,668	36,529

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income	$5,639	$5,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,554	1,778
Amortization and change in contingent consideration	6,279	7,348
Stock-based compensation	4,436	5,991
Loss on disposal of fixed assets	4	20
Provision for doubtful accounts	44	801
Deferred taxes	(285)	—
Excess tax benefit related to stock-based compensation	(3,519)	(3,812)
Changes in operating assets and liabilities:
Accounts receivable	(8,188)	(18,113)
Prepaid expenses and other current assets	(2,791)	(1,296)
Other assets	200	105
Accounts payable and accrued expenses	(5,835)	(205)
Customer obligations	37,274	73,793
Other liabilities	3,218	1,283
Net cash provided by operating activities	38,030	73,489
Cash flows from investing activities:
Purchases of property and equipment	(5,972)	(3,333)
Cash paid for acquisition of intangible assets	—	(7,629)
Net cash used in investing activities	(5,972)	(10,962)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,366	4,697
Proceeds from issuance of common stock under Employee Stock Purchase Plan	598	511
Payment of contingent consideration	—	(653)
Payment for treasury stock acquired	—	(9,371)
Excess tax benefit related to stock-based compensation	3,519	3,812
Net cash provided by (used in) financing activities	6,483	(1,004)
Net increase in cash and cash equivalents	38,541	61,523
Cash and cash equivalents at beginning of period	413,301	500,918
Cash and cash equivalents at end of period	$451,842	$562,441
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,053	$358
Taxes	317	1,555
Noncash financing and investing activities:
Accrued capital expenditures	366	6,571

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

Basis of Presentation

In the opinion of the Company’s management, the unaudited interim consolidated financial statements and condensed notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2016.

These unaudited interim consolidated financial statements and condensed notes should be read in conjunction with the December 31, 2015 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements. Certain prior year amounts in the consolidated statement of cash flows have been reclassified to conform to the current year’s presentation.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with assets, useful lives for depreciation and amortization, loss contingencies, expired and unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, the assumptions used for software and website development cost classification, and valuation and impairments of goodwill and long-lived assets. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment and has considered those factors when reviewing the underlying assumptions of the estimates.

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

The contingent consideration payable related to the acquisition of Benefit Concepts, Inc. (“BCI”) was recorded at fair value on the acquisition date and is adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, it is categorized as Level 3. The final contingent consideration for BCI was paid during the first quarter of 2016.

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2016, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at March 31, 2016 approximates their carrying value as reported on the consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Contingent
Consideration
BCI
Balance at December 31, 2015	739
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	11
Payment of contingent consideration	(750)
Balance at March 31, 2016	$—

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

The Company recorded $0.1 million and an immaterial charge related to the change in fair value of the contingent consideration for each of the three months ended March 31, 2015 and 2016, respectively, as a result of accretion charges due to the passage of time.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch upon adoption transition method. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) in ASU 2015-14. Early adoption is permitted to the original effective date for periods beginning after December 15, 2016 (including interim reporting periods within those periods). The Company is in the process of determining which transition method it will use and what impact, if any, the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.

The guidance will not change GAAP for a customer's accounting for service contracts. The Company adopted ASU 2015-05 in the first quarter of 2016. The adoption of ASU 2015-05 did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases,  (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosure.

 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products,  (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosure.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations,  (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations in ASU 2014-09. The effective date for this ASU is the same as the effective date for ASU 2014-09. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosure.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,  (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosure.

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2016
Numerator for basic net income per share:
Net income	$5,639	$5,796
Denominator for basic net income per share:
Weighted-average common shares outstanding	35,555	35,916
Basic net income per share	$0.16	$0.16

Numerator for diluted net income per share:
Net income	$5,639	$5,796
Denominator for diluted net income per share:
Weighted-average common shares outstanding	35,555	35,916
Dilutive stock options and restricted stock units	1,113	515
Dilutive vested performance restricted stock units	-	98
Diluted weighted-average common shares outstanding	36,668	36,529
Diluted net income per share	$0.15	$0.16

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 0.3 million and 1.4 million anti-dilutive shares for the three months ended March 31, 2015 and 2016, respectively.

(3)     Intangible Assets

Acquired intangible assets at December 31, 2015 and March 31, 2016 were comprised of the following (in thousands):

	December 31, 2015			March 31, 2016
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$124,261	$47,013	$77,248	$137,230	$50,896	$86,334
Trade names	3,880	2,405	1,475	3,880	2,578	1,302
Technology	13,846	11,039	2,807	13,846	11,245	2,601
Noncompete agreements	2,232	1,870	362	2,232	1,888	344
Favorable lease	1,136	412	724	1,136	434	702
Total	$145,355	$62,739	$82,616	$158,324	$67,041	$91,283

Amortization expense of intangible assets totaled $3.8 million and $4.3 million for the three months ended March 31, 2015 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income.

The estimated expected amortization expense in future periods at March 31, 2016 is as follows (in thousands):

Remainder of 2016	$13,305
2017	17,221
2018	14,051
2019	13,491
2020	11,508
Thereafter	21,707
Total	$91,283

(4)     Accounts Receivable

Accounts receivable at December 31, 2015 and March 31, 2016 were comprised of the following (in thousands):

	December 31,	March 31,
	2015	2016
Trade receivables	$37,999	$43,370
Unpaid amounts for benefit services	35,343	47,894
	73,342	91,264
Less allowance for doubtful accounts	(1,071)	(1,681)
Accounts receivable, net	$72,271	$89,583

(5)     Property and Equipment

Property and equipment at December 31, 2015 and March 31, 2016 were comprised of the following (in thousands):

	December 31,	March 31,
	2015	2016
Computers and equipment	$14,461	$14,571
Software and software development costs	92,898	96,093
Furniture and fixtures	5,083	5,096
Leasehold improvements	13,594	14,004
	$126,036	$129,764
Less accumulated depreciation and amortization	(78,081)	(82,499)
Property and equipment, net	$47,955	$47,265

In the three months ended March 31, 2015 and 2016, the Company capitalized software development costs of $4.7 million and $3.4 million, respectively. In the three months ended March 31, 2015 and 2016, the Company amortized $2.4 million and $3.1 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At March 31, 2016, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheets was $27.7 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended March 31, 2015 and 2016 was $4.0 million and $4.9 million, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and March 31, 2016 were comprised of the following (in thousands):

	December 31,	March 31,
	2015	2016
Accounts payable	$2,542	$2,196
Payable to benefit providers and transit agencies	23,169	31,116
Accrued payables	11,198	16,667
Accrued compensation and related benefits	18,538	14,848
Other accrued expenses	2,891	3,595
Deferred revenue	2,203	3,712
Accounts payable and accrued expenses	$60,541	$72,134

(7)     Long-term debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility and an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate (“LIBOR”) to a range of 125 to 175 basis points. The interest rate applicable to the revolving credit facility as of March 31, 2016 is 1.69%.  In connection with the Amended and Restated Credit Agreement, the Company incurred fees of approximately $0.4 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets. As of March 31, 2016, the Company had $79.6 million outstanding under the revolving credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (in thousands):

	December 31,	March 31,
	2015	2016
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	2,700	2,700
Amounts available to borrow (1)	67,700	67,700

(1)	Excluding $100 million increase option

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

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In 2015, the Company recognized charges in operating expenses of $1.9 million, primarily for severance costs. The Company recorded these severance costs within accrued expenses in the accompanying consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs in the three months ended March 31, 2016 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	—
Cash paid	(127)
Ending balance as of March 31, 2016	$56

(9)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended March 31,
	2015	2016
Stock options granted (in thousands)	37	496
Weighted-average fair value at date of grant	$24.05	$16.62

Stock option activity for the three months ended March 31, 2016 was as follows (shares in thousands):

			Remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2015	3,037	$25.18	6.41	$65,229
Granted	496	43.63
Exercised	(301)	15.60
Forfeited	(27)	45.38
Outstanding as of March 31, 2016	3,205	$28.76	6.96	$71,600
Vested and expected to vest at March 31, 2016	3,068	$28.10	6.87	$70,533
Exercisable at March 31, 2016	1,763	$16.79	5.29	$60,371

As of March 31, 2016, there was $22.7 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted-average period of approximately 2.98 years as of March 31, 2016.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2016
Expected volatility	44.32%	42.88%
Risk-free interest rate	1.55%	1.09%
Expected term (in years)	4.74	4.87
Dividend yield	—%	—%

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

Restricted Stock Units

The Company grants restricted stock units to certain employees, officers and directors under the 2010 Equity Incentive Plan. Restricted stock units vest upon performance-based, market-based or service-based criteria.

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

In the first quarter of 2015 and 2016, the Company granted a total of 140,000 and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics, during a specified performance period for which participants have the ability to receive up to 150% or 200% of the target number of shares originally granted, depending on terms of the grant agreement.

The restricted stock units will be eligible to vest based on the Company’s achievement against an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin target equal to or greater than 22% and compound revenue growth target for the specified performance period.

The following table describes the levels of revenue growth target for the specified performance period for the restricted stock units granted in 2016 to vest:

Achievement of Revenue Growth Objective	Percentage of Restricted Stock Unit Vesting
20% and Greater	200% will vest
Between 15% but less than 20%	Between 100% and 200% will vest
Between 10% but less than 15%	Between 50% and 100% will vest
Below 10%	None will vest

Stock-based compensation expense related to restricted stock units was $2.6 million and $3.8 million for the three months ended March 31, 2015 and 2016, respectively. Total unrecorded stock-based compensation cost at March 31, 2016 associated with restricted stock units was $27.3 million, which is expected to be recognized over a weighted-average period of 2.00 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	763	$44.83
Granted (1)	371	33.27
Vested (2)	(303)	18.49
Forfeited	(3)	61.08
Unvested at March 31, 2016	828	$49.24

(1)

Includes additional shares granted as specified financial metrics for the performance-based restricted stock units, granted to certain executives in 2013, during the performance period of January 1, 2013 through December 31, 2015 were met, resulting in actual shares vesting at 150% of the target number of shares originally granted.

(2)	Includes 264,000 shares vested from performance-based restricted stock units granted to certain executives in 2013 representing 150% of the target number of shares originally granted.

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income was as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Cost of revenue	$801	$1,150
Technology and development	48	485
Sales and marketing	664	707
General and administrative	2,923	3,649
Total	$4,436	$5,991

(10)     Income Taxes

The income tax provision for the three months ended March 31, 2015 and 2016 was $3.5 million and $3.8 million, respectively. The Company's effective tax rate was 38.4% and 39.7% for the three months ended March 31, 2015 and 2016, respectively.  The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, the Company is under audit in New York State. There are no other income tax examinations ongoing in the jurisdictions where the Company operates.

As of March 31, 2016, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(11)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

As of
March 31, 2016
Remainder of 2016	$5,289
2017	7,812
2018	7,891
2019	7,865
2020	7,661
Thereafter	13,634
Total future minimum lease payments	$50,152

Rent expense for the three months ended March 31, 2015 and 2016 was $1.9 million and $1.6 million, respectively. Future minimum lease payments under capital leases, not included in the table above, as of March 31, 2016 are $0.1 million.  The Company has no future minimum lease payments under capital leases extending beyond 2016.

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

(12)     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. The Company repurchased 226,170 shares of common stock during the three months ended March 31, 2016 for a total cost of $9.4 million, or an average price of $41.43 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends, expectations about seasonality, opportunity for channel partnerships and acquisition activities and our integration thereof, use of non-GAAP financial measures, our future operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview

We are a leader in administering Consumer-Directed Benefits, or CDBs, which empower employees to save money on taxes and provide corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as Health Savings Accounts, or HSAs, health and dependent care Flexible Spending Accounts, or FSAs, Health Reimbursement Arrangements, or HRAs, as well as Commuter Benefit Services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act, or COBRA, and other employee benefits.

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

In September 2015, we entered into our second channel partner arrangement with Ceridian Corporation, or Ceridian, to transition their COBRA and direct bill portfolio to WageWorks. This relationship also allows Ceridian to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to the full suite of healthcare and commuter products they have been selling. Pursuant to the arrangement, transition of accounts is to be mostly completed by the second quarter of 2016.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Revenue

	Three Months Ended March 31,		Change from

	2015	2016	prior year

Revenues:	(In thousands, unaudited)
Healthcare	$47,289	$50,370	7%
Commuter	15,897	17,376	9%
COBRA	12,570	15,406	23%
Other	9,540	3,850	-60%
Total revenues	$85,296	$87,002	2%

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

The $3.1 million increase in healthcare revenue for the three months ended March 31, 2016 as compared to the same period in 2015 was driven primarily by a $2.4 million increase in HSA  and interchange fee revenue.

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

The $1.5 million increase in commuter revenue for the three months ended March 31, 2016 as compared to the same period in 2015 was driven primarily by the increase in employee participation as result of the maximum pre-tax monthly benefit for transit and vanpooling increased from $130 in 2015 to $255 in 2016, as well as the addition of new clients and growth in employee participation in other Commuter programs.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $2.8 million increase in COBRA revenue for the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to the channel partner arrangement with Ceridian.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. We also derive other revenue from administrative services we provide to a significant customer to operate their health insurance exchange business which includes enrollment, billing, customer service and payment processing services. In September 2015, the aforementioned customer and we mutually agreed to transition the relationship. As a result, revenues related to administrative services provided to this individual customer are not expected to continue to be a significant portion of Other Revenue beyond 2015.

The $5.7 million decrease in other revenue for the three months ended March 31, 2016 as compared to the same period in 2015 was driven primarily by a decrease in revenue resulting from the termination of the relationship with a significant customer in health insurance exchange business.

Cost of Revenues

	Three Months Ended March 31,		Change from

	2015	2016	prior year

	(In thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$32,071	$31,260	-3%
Percent of revenue	38%	36%

The primary component of cost of revenues is expenses related to our claims processing, product support and customer service personnel. Cost of revenues also includes outsourced and temporary labor costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes and employee participant communications costs.

The $0.8 million decrease in cost of revenues for the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to decrease in salaries and personnel-related costs, and outsourced services as a result of a reduction in headcount due a consolidation of certain positions as part of our efficiency plan.

As we grow organically and through portfolio purchases, acquisitions and channel partner arrangements, we expect our cost of revenues to increase in dollar amount to support increased employer client and employee participant levels. Prior to migrating to our proprietary technology platforms, new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which typically occurs over the 12- to 24-month period following closing of the portfolio purchase or acquisition.

Technology and Development

	Three Months Ended March 31,		Change from

	2015	2016	prior year

	(In thousands, unaudited)
Technology and development	$10,585	$9,831	-7%
Percent of revenue	12%	11%

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

The $0.8 million decrease in technology and development expenses for the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to a decrease in salaries and personnel-related, temporary help and consulting services expenses. Salaries and personnel-related, temporary help and consulting services expenses in the first quarter of 2015 were higher as result of resources dedicated to a significant customer relationship in the health insurance exchange business that was terminated in the second half of 2015.

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

Sales and Marketing

	Three Months Ended March 31,		Change from

	2015	2016	prior year

	(In thousands, unaudited)
Sales and marketing	$13,131	$13,920	6%
Percent of revenue	15%	16%

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations and other marketing expenses.

The $0.8 million increase in sales and marketing expense for the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to sales commission expense, temporary help and consulting services expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives.

We continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,		Change from

	2015	2016	prior year

	(In thousands, unaudited)
General and administrative	$13,565	$14,615	8%
Percent of revenue	16%	17%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources and facilities departments.

The $1.1 million increase in general and administrative expenses for the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to an increase of $0.7 million in stock-based compensation expense due primarily to new grants of restricted stock units, performance-based restricted stock units and stock options, and a $0.8 million increase in bad debt expense. These increases were offset by a decrease of $0.3 million in rent expense due to a higher prior year expense as result of our Arizona office relocation and a decrease of $0.2 million in outsourced services as result of the termination of a significant customer relationship in the health insurance exchange business.

As we continue to grow, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Three Months Ended March 31,		Change from

	2015	2016	prior year

	(In thousands, unaudited)
Amortization and change in contingent consideration	$6,279	$7,445	19%

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

The $1.2 million increase in the amortization and change in contingent consideration for the three months ended March 31, 2016 as compared to the same period in 2015 was driven primarily by an increase in amortization from additions to internally developed software and acquired intangible assets from the channel partner arrangement with Ceridian and the CONEXIS acquisition.

Other Income (Expense)

	Three Months Ended March 31,

	2015	2016

	(In thousands, unaudited)
Interest income	$2	$86
Interest expense	(575)	(405)
Other income	66	(4)

The $0.2 million decrease in interest expense for the three months ended March 31, 2016 as compared to the same period in 2015 was due to a decrease in interest rate for our revolving credit facility with MUFG Union Bank, N.A from 2.50% to 1.69% in the first quarter 2016.

Income Taxes

	Three Months Ended March 31,

	2015	2016

	(In thousands, unaudited)
Income tax provision	$(3,519)	$(3,812)

The $0.3 million increase in the provision for income taxes for the three months ended March 31, 2016 as compared to the prior-year period was due primarily to an increase in income before income taxes and effective tax rate.

Liquidity and Capital Resources

At March 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $562.4 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the three months ended March 31, 2016 our cash flow from operating activities provided $73.5 million and at
March 31, 2016, we had $67.7 million of borrowing capacity available under our revolving credit facility.

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

The operation of these prefunds for our employer clients throughout the year typically is as follows: at the beginning of a plan year, these employer clients provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished on a weekly basis by our FSA and HRA employer clients and on a monthly basis by our commuter employer clients, in each case, the replenishment occurs after we have advanced the funds necessary to process employee participants’ FSA and HRA claims as they are submitted to us and to pay vendors relating to our commuter programs. As a result, our cash balances can vary significantly depending upon the timing of invoicing and the date payment is received from our employer clients for reimbursement of payments we have made on behalf of employee participants.

MUFG Union Bank, N.A. Revolving Credit Facility

In the second quarter of 2015, we entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A, as administrative agent. The amendment provides for a $150.0 million revolving credit facility, an increase option permitting us to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments and a $15.0 million subfacility for the issuances of letters of credit. In addition, the credit facility provides for stock repurchases from employees of up to an aggregate of $1.0 million in any fiscal year. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate, or LIBOR, to a range from 125 to 175 basis points. The interest rate applicable on the revolving credit facility as of March 31, 2016 is 1.69%. As of March 31, 2016, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (in thousands):

	December 31,	March 31,
	2015	2016
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	2,700	2,700
Amounts available to borrow (1)	67,700	67,700

(1)	Excluding $100 million increase option

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31,	March 31,

	2015	2016

	(In thousands, unaudited)

Cash and cash equivalents, end of period	$500,918	$562,441

The following table presents information regarding our cash position:

	Three Months Ended March 31,

	2015	2016

	(In thousands, unaudited)

Net cash provided by operating activities	$38,030	$73,489
Net cash used in investing activities	(5,972)	(10,962)
Net cash provided by (used in) financing activities	6,483	(1,004)
Net increase in cash and cash equivalents	$38,541	$61,523

Cash Flows from Operating Activities

Net cash provided by operating activities increased during the three months ended March 31, 2016 as compared to the prior-year period by $35.5 million, primarily due to the $31.7 million increase in cash provided by our working capital. Cash from operating activities during the three months ended March 31, 2016 resulted primarily from our net income of $5.8 million adjusted for the following non-cash items:  $1.8 million for depreciation, $7.3 million for amortization and change in contingent consideration and $6.0 million for stock-based compensation expense. Cash from operating activities in 2016 compared to 2015 was further increased by changes in our working capital due primarily to a $36.5 million increase in customer obligation due to the increase in prefunds and timing of payments to transit agencies.

Cash Flows from Investing Activities

Net cash used in investing activities increased during the three months ended March 31, 2016 as compared to the prior-year period by $5.0 million, primarily due to payments of $7.6 million for the acquisition of intangible assets for the transition of Ceridian’s COBRA and direct bill portfolio to the Company. This increase was offset by decreased capital expenditures of $2.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities increased during the three months ended March 31, 2016 as compared to the prior-year period by $7.5 million, primarily due to payments of $9.4 million for share repurchase activities in 2016, partially offset by the increase in proceeds from exercise of stock options of $2.3 million.

Contractual Obligations

The following table describes our contractual obligations as of March 31, 2016 (unaudited):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	5,619	1,322	2,644	1,653	—
Operating lease obligations (3)	50,152	5,289	15,702	15,527	13,634
Total	$135,371	$6,611	$18,346	$96,780	$13,634

(1)

As of March 31, 2016, maximum borrowings under the revolving credit facility are $150.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At March 31, 2016, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of March 31, 2016 of 1.69% per annum on a $79.6 million principal amount.
(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in our market risk during the three months ended March 31, 2016.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table provides the repurchases of common stock by the Company during the three months ended March 31, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)
January 1, 2016 to January 31, 2016	226,170	$41.43	226,170	$85,626
February 1, 2016 to February 29, 2016	—	—	—	85,626
March 1, 2016 to March 31, 2016	—	—	—	85,626
	226,170	$41.43	226,170	$85,626

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: May 5, 2016	By:	/s/ COLM M CALLAN
Colm M Callan
Chief Financial Officer
(Principal Financial Officer)

/s/ COLM M CALLAN
Colm M Callan
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

(1)

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q,  irrespective of any general incorporation language contained in such filing.