Form 10-Q
period 2016-06-30
WAGEWORKS, INC.
filed 2016-08-09
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
໿

໿ San Mateo, California
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

As of August 4, 2016, there were 36,596,130 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	June 30, 2016
	Derived from Audited Financial Statements	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,918	$568,993
Restricted cash	332	332
Accounts receivable, net	72,271	93,979
Prepaid expenses and other current assets	13,254	18,239
Total current assets	586,775	681,543
Property and equipment, net	47,955	48,426
Goodwill	157,109	157,109
Acquired intangible assets, net	82,616	90,769
Deferred tax assets	9,837	9,837
Other assets	4,447	4,275
Total assets	$888,739	$991,959
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$71,399
Customer obligations	400,821	468,153
Short-term contingent consideration	739	—
Other current liabilities	2,893	1,589
Total current liabilities	464,994	541,141
Long-term debt	78,996	79,064
Other non-current liabilities	7,780	10,152
Total liabilities	551,770	630,357
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015 and 36,925 shares issued and 36,580 shares outstanding at June 30, 2016)	36	38
Additional paid-in capital	343,166	368,519
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at June 30, 2016)	(5,003)	(14,374)
Retained earnings (accumulated deficit)	(1,230)	7,419
Total stockholders’ equity	336,969	361,602
Total liabilities and stockholders’ equity	$888,739	$991,959

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Revenues:
Healthcare	$43,814	$48,070	$91,103	$98,440
Commuter	16,028	17,383	31,925	34,759
COBRA	12,313	17,879	24,883	33,285
Other	10,602	4,393	20,142	8,243
Total revenues	82,757	87,725	168,053	174,727
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	29,775	28,411	61,846	59,671
Technology and development	11,783	11,157	22,368	20,988
Sales and marketing	12,490	14,385	25,621	28,305
General and administrative	13,119	17,130	26,684	31,745
Amortization and change in contingent consideration	6,732	11,695	13,011	19,140
Employee termination and other charges	2,080	313	2,080	313
Total operating expenses	75,979	83,091	151,610	160,162
Income from operations	6,778	4,634	16,443	14,565
Other income (expense):
Interest income	17	97	19	183
Interest expense	(609)	(409)	(1,184)	(814)
Other income (expense)	222	6	288	2
Income before income taxes	6,408	4,328	15,566	13,936
Income tax provision	(2,890)	(1,475)	(6,409)	(5,287)
Net income	$3,518	$2,853	$9,157	$8,649
Net income per share:
Basic	$0.10	$0.08	$0.26	$0.24
Diluted	$0.10	$0.08	$0.25	$0.23
Shares used in computing net income per share:
Basic	35,761	36,361	35,659	36,139
Diluted	36,596	37,195	36,634	36,862

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2016
Cash flows from operating activities:
Net income	$9,157	$8,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,153	3,813
Amortization and change in contingent consideration	13,011	19,042
Stock-based compensation	9,249	14,842
Loss on disposal of fixed assets	27	199
Provision for doubtful accounts	246	996
Deferred taxes	1,804	—
Excess tax benefit related to stock-based compensation	(4,255)	(5,287)
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	(22,704)
Prepaid expenses and other current assets	(2,999)	302
Other assets	2,057	172
Accounts payable and accrued expenses	8,628	(1,848)
Customer obligations	46,697	67,332
Other liabilities	3,983	1,136
Net cash provided by operating activities	87,961	86,644
Cash flows from investing activities:
Purchases of property and equipment	(11,258)	(10,430)
Cash paid for acquisition of intangible assets	—	(14,259)
Net cash used in investing activities	(11,258)	(24,689)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,812	9,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,378	1,192
Payment of contingent consideration	(2,070)	(653)
Payment for treasury stock acquired	—	(9,371)
Excess tax benefit related to stock-based compensation	4,255	5,287
Net cash provided by financing activities	6,375	6,120
Net increase in cash and cash equivalents	83,078	68,075
Cash and cash equivalents at beginning of period	413,301	500,918
Cash and cash equivalents at end of period	$496,379	$568,993
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,718	$740
Taxes	327	3,634
Noncash financing and investing activities:
Accrued capital expenditures	408	643
໿
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

These unaudited interim consolidated financial statements and condensed notes should be read in conjunction with the December 31, 2015 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q, was derived from audited financial statements. Certain prior year amounts in the consolidated statement of cash flows have been reclassified to conform to the current year’s presentation.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2016, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at June 30, 2016 approximates their carrying value as reported on the consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration BCI
Balance at December 31, 2015	$739
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	11
Payment of contingent consideration	(750)
Balance at June 30, 2016	$—

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

The Company recorded an immaterial charge for the change in fair value of the contingent consideration for the three months ended June 30, 2015, with no charge recorded for the three months ended June 30, 2016. The Company recorded $0.1 million and an immaterial charge for the six months ended June 30, 2015 and 2016, respectively, as a result of accretion charges due to the passage of time.

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

Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, FASB Accounting Standards Codification - Consensuses of the FASB Emerging Issues Task Force, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs will have the same effective date and transition requirements as ASU 2014-09. The Company is currently assessing the impact, if any, the adoption of these ASUs and ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Numerator for basic net income per share:
Net income	$3,518	$2,853	$9,157	$8,649
Denominator for basic net income per share:
Weighted-average common shares outstanding	35,761	36,361	35,659	36,139
Basic net income per share	$0.10	$0.08	$0.26	$0.24

Numerator for diluted net income per share:
Net income	$3,518	$2,853	$9,157	$8,649
Denominator for diluted net income per share:
Weighted-average common shares outstanding	35,761	36,361	35,659	36,139
Dilutive stock options and restricted stock units	835	834	975	674
Dilutive vested performance restricted stock units	—	—	—	49
Diluted weighted-average common shares outstanding	36,596	37,195	36,634	36,862
Diluted net income per share	$0.10	0.08	0.25	0.23

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 1.1 million and 1.5 million anti-dilutive share equivalents for the three months ended June 30, 2015 and 2016, respectively and 0.7 million and 1.4 million anti-dilutive share equivalents for the six months ended June 30, 2015 and 2016, respectively.

(3)     Intangible Assets

Acquired intangible assets at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015			June 30, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$124,261	$47,013	$77,248	$138,557	$52,328	$86,229
Trade names	3,880	2,405	1,475	3,880	2,748	1,132
Technology	13,846	11,039	2,807	13,846	11,440	2,406
Noncompete agreements	2,232	1,870	362	2,232	1,906	326
Favorable lease	1,136	412	724	1,136	460	676
Total	$145,355	$62,739	$82,616	$159,651	$68,882	$90,769

Included in the gross carrying amount in client contracts and broker relationships intangible assets as of June 30, 2016 is the addition related to the channel partner arrangement with Ceridian Corporation (“Ceridian”). Amortization expense of intangible assets totaled $3.8 million and $8.6 million for the three months ended June 30, 2015 and 2016, respectively. Amortization expense of intangible assets totaled $7.6 million and $12.9 million for the six months ended June 30, 2015 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income.

The estimated expected amortization expense in future periods at June 30, 2016 is as follows (in thousands):

໿

Remainder of 2016	$8,149
2017	15,827
2018	15,200
2019	14,640
2020	12,657
Thereafter	24,296
Total	$90,769

(4)     Accounts Receivable

Accounts receivable at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	June 30, 2016
Trade receivables	$37,999	$54,222
Unpaid amounts for benefit services	35,343	41,618
	73,342	95,840
Less allowance for doubtful accounts	(1,071)	(1,861)
Accounts receivable, net	$72,271	$93,979

(5)     Property and Equipment

Property and equipment at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	June 30, 2016
Computers and equipment	$14,461	$14,721
Software and software development costs	92,898	99,991
Furniture and fixtures	5,083	5,035
Leasehold improvements	13,594	15,213
	$126,036	$134,960
Less accumulated depreciation and amortization	(78,081)	(86,534)
Property and equipment, net	$47,955	$48,426

In the three months ended June 30, 2015 and 2016, the Company capitalized software development costs of $3.9 million and $3.6 million, respectively. In the six months ended June 30, 2015 and 2016, the Company capitalized software development costs of $8.6 million and $7.0 million, respectively. In the three months ended June 30, 2015 and 2016 the Company amortized $2.9 million and $3.2 million of capitalized software development costs, respectively. In the six months ended June 30, 2015 and 2016, the Company amortized $5.3 million and $6.3 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At June 30, 2016, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheets was $28.1 million.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended June 30, 2015 and 2016 was $4.5 million and $5.2 million, respectively and $8.5 million and $10.1 million in the six months ended June 30, 2015 and 2016, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	June 30, 2016
Accounts payable	$2,542	$2,916
Payable to benefit providers and transit agencies	23,169	25,112
Accrued payables	11,198	16,780
Accrued compensation and related benefits	18,538	16,626
Other accrued expenses	2,891	5,862
Deferred revenue	2,203	4,103
Accounts payable and accrued expenses	$60,541	$71,399

(7)     Long-term debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, and an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate (“LIBOR”) to a range of 125 to 175 basis points. The interest rate applicable to the revolving credit facility as of June 30, 2016 is 1.70%.  In connection with the Amended and Restated Credit Agreement, the Company incurred fees of approximately $0.4 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets. As of June 30, 2016, the Company had $79.6 million outstanding under the revolving credit facility.

Amounts borrowed, outstanding letters of credit, and amounts available to borrow were as follows (in thousands):

	December 31, 2015	June 30, 2016
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	2,700	2,700
Amounts available to borrow (1)	67,700	67,700

(1)	Excluding $100 million increase option

As collateral, the Company’s obligations are secured by substantially all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guaranty the Company’s obligations under the credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The credit facility contains customary affirmative and negative covenants and also has financial covenants relating to a liquidity ratio, a consolidated leverage ratio, and an interest coverage ratio. The Company is obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. The Company is currently in compliance with all financial and non-financial covenants under the credit facility.

The credit facility contains customary events of default including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy, and insolvency defaults.  Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by the Company to be immediately due and payable, and exercise other rights and remedies provided for under the credit facility.

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In the second quarter of 2015, the Company recognized charges in operating expenses of $2.1 million, primarily for severance costs. In the second quarter of 2016, the Company recognized charges in the employee termination and other charges expense line item of $0.2 million, primarily due to severance and other costs associated with the closure of an office location. All client services provided from this location have been migrated to other WageWorks locations. The Company recorded these severance costs within accrued expenses in the accompanying consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs in the six months ended June 30, 2016 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	214
Cash paid	(350)
Ending balance as of June 30, 2016	$47

(9)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors and to align stockholder and employee interests.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock options granted (in thousands)	14	281	51	777
Weighted-average fair value at date of grant	$17.87	$20.84	$22.34	$18.14

Stock option activity for the six months ended June 30, 2016 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	3,037	$25.18	6.41	$65,229
Granted	777	47.64
Exercised	(637)	15.17
Forfeited	(67)	45.45
Outstanding as of June 30, 2016	3,110	$32.40	7.29	$85,303
Vested and expected to vest at June 30, 2016	2,958	$31.72	7.20	$83,136
Exercisable at June 30, 2016	1,502	$18.23	5.45	$62,492

As of June 30, 2016, there was $25.4 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted-average period of approximately 3.0 years as of June 30, 2016.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Expected volatility	43.15%	42.42%	43.99%	42.71%
Risk-free interest rate	1.51%	1.31%	1.54%	1.17%
Expected term (in years)	4.74	4.87	4.74	4.87
Dividend yield	—	—	—	—

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted-average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has not paid cash dividends on its common stock. The Company estimates the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior such as exercises and forfeitures.

Restricted Stock Units

The Company grants restricted stock units to certain employees, officers, and directors under the 2010 Equity Incentive Plan. Restricted stock units vest upon performance-based, market-based, or service-based criteria.

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

In the first quarter of 2015 and 2016, the Company granted a total of 140,000 and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 150% or 200% of the target number of shares originally granted, depending on terms of the grant agreement.

The restricted stock units will be eligible to vest based on the Company’s achievement against an average annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin target equal to or greater than 22% and compound revenue growth target for the specified performance period.

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

Stock-based compensation expense related to restricted stock units was $3.0 million and $6.2 million for the three months ended June 30, 2015 and 2016, respectively and $5.6 million and $10.0 million for the six months ended June 30, 2015 and 2016, respectively. Total unrecorded stock-based compensation cost at June 30, 2016 associated with restricted stock units was $37.5 million, which is expected to be recognized over a weighted-average period of 1.97 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	763	$44.83
Granted (1)	475	37.98
Vested (2)	(328)	20.55
Forfeited	(10)	45.20
Unvested at June 30, 2016	900	$50.04

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

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of revenue	$898	$1,818	$1,699	$2,968
Technology and development	295	659	342	1,144
Sales and marketing	668	791	1,332	1,498
General and administrative	2,952	5,583	5,876	9,232
Total	$4,813	$8,851	$9,249	$14,842

(10)     Income Taxes

The income tax provision for the three months ended June 30, 2015 and 2016 was $2.9 million and $1.5 million, respectively and the income tax provision for the six months ended June 30, 2015 and 2016 was $6.4 million and $5.3 million respectively. The Company's effective tax rate was 45.1% and 34.1% for the three months ended June 30, 2015 and 2016 and 41.2% and 37.9% for the six months ended June 30, 2015 and 2016, respectively.  The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, the Company is under audit in New York State. There are no other income tax examinations ongoing in the jurisdictions where the Company operates.

As of June 30, 2016, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(11)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.8 million, are as follows (in thousands):

As of June 30, 2016
Remainder of 2016	$3,575
2017	7,872
2018	7,947
2019	7,921
2020	7,717
Thereafter	13,662
Total future minimum lease payments	$48,694

Rent expense for the three months ended June 30, 2015 and 2016 was $2.1 million and $1.7 million, respectively and $4.1 million and $3.3 million for six months ended June 30, 2015 and 2016, respectively. Future minimum lease payments under capital leases, not included in the table above, as of June 30, 2016 are $0.1 million.  The Company has no future minimum lease payments under capital leases extending beyond 2016.

(b) Legal Matters

The Company is involved from time to time in claims that arise in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s cash flows, financial condition, or results of operations.

(12)     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. The Company repurchased 226,170 shares of common stock during the six months ended June 30, 2016 for a total cost of $9.4 million, or an average price of $41.43 per share. There were no shares of common stock repurchased during the three months ended June 30, 2016. As of June 30, 2016, the Company had $85.6 million available for future purchases under the stock repurchase program.

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

We deliver our CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain portions of their healthcare, dependent care, and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, the benefits of which are realized even after factoring in our fees. Under our FSA, HSA, and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses, not fully covered by insurance, such as co-pays, deductibles, and over-the-counter medical products or for commuting costs.

We price our services based on the estimated number and types of claims, whether payment processing and client support activities will be provided within or outside of the United States, the estimated number of calls to our customer support center, and any specific client requirements. In addition, we derive a portion of our revenues from interchange fees that we receive when employee participants use the prepaid debit cards we provide to them for healthcare and commuter expenses.

In September 2015, we entered into our second channel partner arrangement with Ceridian Corporation, or Ceridian, to transition their COBRA and direct bill portfolio to WageWorks. This relationship also allows Ceridian to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to the full suite of healthcare and commuter products they have been selling. Pursuant to the arrangement, transition of the portfolio was completed by the second quarter of 2016.

In March, 2016, we were selected by the United States Office of Personnel Management, or OPM, to administer its Federal Flexible Spending Account Program, or FSAFEDS. This new relationship provides eligible Federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants has started and transition of all participants is expected to be fully completed by the third quarter of 2016. In addition, another large Federal agency will join the OPM contract in the first quarter of 2017.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2016

Revenue

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
Revenues:	(In thousands, unaudited)			(In thousands, unaudited)
Healthcare	$43,814	$48,070	10%	$91,103	$98,440	8%
Commuter	16,028	17,383	8%	31,925	34,759	9%
COBRA	12,313	17,879	45%	24,883	33,285	34%
Other	10,602	4,393	(59)%	20,142	8,243	(59)%
Total revenues	$82,757	$87,725	6%	$168,053	$174,727	4%

໿
Healthcare Revenue

We derive our healthcare revenue from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ FSAs, HRAs, and HSAs. We also earn interchange revenue paid by financial institutions related to transaction fees on debit cards used by employee participants in connection with all of our healthcare programs and through our wholesale card program and revenue from self-service plan kits called Premium Only Plan kits, or POP revenue.

The $4.3 million increase in healthcare revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by a $3.6 million increase in FSA, HSA, and HRA revenue due to addition of new clients and growth in new employee participation in the programs. Healthcare revenue was further increased by a $0.8 million increase in interchange fee revenue.

The $7.3 million increase in healthcare revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by a $5.3 million increase in FSA, HSA, and HRA revenue due to addition of new clients and growth in new employee participation and a $2.0 million increase in interchange fee revenue.

Commuter Revenue

We derive our commuter revenue from monthly service fees paid by our employer clients, interchange revenue paid by financial institutions related to transaction fees on debit cards used by employee participants in connection with our commuter solutions, and commissions from the sale of transit passes used in our commuter solutions which we purchase from various transit agencies on behalf of employee participants.

The $1.4 million increase in commuter revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by the increase in employee participation as a result of the maximum pre-tax monthly benefit for transit and vanpooling increase from $130 in 2015 to $255 in 2016, as well as the addition of new clients and growth in employee participation in other Commuter programs.

The $2.8 million increase in commuter revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by the increase in employee participation as a result of the increase in maximum pre-tax monthly benefit for transit and vanpooling as mentioned above, as well as the addition of new clients and growth in employee participation in other Commuter programs.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $5.6 million and $8.4 million increase in COBRA revenue for the three and six months ended June 30, 2016, respectively, as compared to the same period in 2015 was due primarily to the transition of portfolio under the channel partner arrangement with Ceridian.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), and project-related professional fees. We also derive other revenue from administrative services we provide to a significant customer to operate their health insurance exchange business which includes enrollment, billing, customer service, and payment processing services. In September 2015, the aforementioned customer and we mutually agreed to transition the relationship. As a result, revenues related to administrative services provided to this individual customer are not expected to continue to be a significant portion of other revenue beyond 2015.

The $6.2 million decrease in other revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by a decrease in revenue resulting from the termination of the relationship with a significant customer in the health insurance exchange business.

The $11.9 million decrease in other revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by a decrease in revenue resulting from the termination of the relationship with a significant customer in the health insurance exchange business.

Cost of Revenues

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$29,775	$28,411	(5)%	$61,846	$59,671	(4)%
Percent of revenue	36%	32%		37%	34%

The primary component of cost of revenues is expenses related to our claims processing, product support, and customer service personnel. Cost of revenues also includes outsourced and temporary labor costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes, and employee participant communications costs.

The $1.4 million decrease in cost of revenues for the three months ended June 30, 2016 as compared to the same period in 2015 was due primarily to decrease in salaries and personnel-related costs and outsourced services as a result of a reduction in headcount due to consolidation of certain positions as part of our efficiency plan. Cost of revenues was further decreased by lowered printing and postage related to customer support as a result of termination of the relationship with a significant customer in the health insurance exchange business. The decreases were offset by increased stock-based compensation expense due primarily to new grants of restricted stock units, performance-based restricted stock units, and stock options.

The $2.2 million decrease in cost of revenues for the six months ended June 30, 2016 as compared to the same period in 2015 was due primarily to decrease in salaries and personnel-related costs and outsourced services as a result of our efficiency plan, and a decrease in printing and postage related to customer support as a result of termination of the relationship with a significant customer in the health insurance exchange business. The decreases were offset by increased stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options.

As we grow organically and through portfolio purchases, acquisitions, and channel partner arrangements, we expect our cost of revenues to increase in dollar amount to support increased employer client and employee participant levels. We also expect these costs to increase as a percentage of revenues in the second half of 2016, as we prepare for and service open enrollment for OPM as well as the majority of our existing customers. Prior to migrating to our proprietary technology platforms, new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which typically occurs over the 12- to 24-month period following closing of the portfolio purchase or acquisition.

Technology and Development

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Technology and development	$11,783	$11,157	(5)%	$22,368	$20,988	(6)%
Percent of revenue	14%	13%		13%	12%

໿
Technology and development expenses include personnel and related expenses for our technology operations and development personnel as well as outsourced programming services, the costs of operating our on-demand technology infrastructure, depreciation of equipment, and software licensing expenses. During the planning and post-implementation phases of development, we expense, as incurred, all internal use software and website development expenses associated with our proprietary scalable delivery model. Expenses associated with the platform content or the repair or maintenance of the existing platforms are expensed as incurred.

The $0.6 million decrease in technology and development expenses for the three months ended June 30, 2016 as compared to the same period in 2015 was due primarily to decrease in salaries and personnel-related, temporary help, and consulting services expenses. Salaries and personnel-related, temporary help, and consulting services expenses in the second quarter of 2015 were higher as result of resources dedicated to a significant customer relationship in the health insurance exchange business that was terminated in the second half of 2015. The decrease was offset by an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options and an increase in software development costs.

The $1.4 million decrease in technology and development expenses for the six months ended June 30, 2016 as compared to the same period in 2015 was due primarily to a decrease in salaries and personnel-related, temporary help, and consulting services expenses as result of termination of a significant customer relationship in the health insurance exchange business in the second half of 2015. The decrease was offset by an increase in stock-based compensation expense and software development costs as mentioned above.

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

Sales and Marketing

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Sales and marketing	$12,490	$14,385	15%	$25,621	$28,305	10%
Percent of revenue	15%	16%		15%	16%

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

The $1.9 million increase in sales and marketing expense for the three months ended June 30, 2016 as compared to the same period in 2015 was due primarily to salaries and personnel-related, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives. The expense was further increased by stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options.

The $2.7 million increase in sales and marketing expense for the six months ended June 30, 2016 as compared to the same period in 2015 was due primarily to salaries and personnel-related, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives, and an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

໿

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
General and administrative	$13,119	$17,130	31%	$26,684	$31,745	19%
Percent of revenue	16%	20%		16%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

The $4.0 million and $5.1 million increase in general and administrative expenses for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was due primarily to an increase of stock-based compensation expense as a result of a reassessment of performance targets for performance-based restricted stock units based on updated forecasts of revenue growth, given addition of channel partners and significant customer wins, and new grants of stock awards. The expense was further increased by salaries and personnel related, depreciation, and software related expense.

As we continue to grow, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Amortization and change in contingent consideration	$6,732	$11,695	74%	$13,011	$19,140	47%

Our amortization and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangible assets, and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

The $5.0 million increase in the amortization and change in contingent consideration for the three months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by an increase in amortization as a result of change in the estimated useful life of intangible assets triggered in the current quarter related to the termination of a significant customer relationship in the health insurance exchange business and additions to acquired intangible assets from the channel partner arrangement with Ceridian and the CONEXIS acquisition. The remainder of the increase was due to additions to internally developed software.

The $6.1 million increase in the amortization and change in contingent consideration for the six months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by an increase in amortization of intangible assets as mentioned above and the additions to internally developed software.

Employee Termination and Other Charges

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Employee termination and other charges	$2,080	313	(85)%	$2,080	313	(85)%

The $1.8 million decrease in employee termination and other charges for both the three and six months ended June 30, 2016 was mainly due to the organizational efficiency plan in the second quarter of 2015 which reduced our headcount. We recognized charges of $2.1 million in both the three and six months ended June 30, 2015 primarily for severance costs. In the three and six months ended June 30, 2016, we recognized charges in the employee termination and other charges expenses of $0.3 million, primarily due to severance and other costs associated with the closure of an office location.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(In thousands, unaudited)		(In thousands, unaudited)
Interest income	$17	$97	$19	$183
Interest expense	(609)	(409)	(1,184)	(814)
Other income	222	6	288	2

The $0.2 million and $0.4 million decrease in interest expense for the three and six months ended June 30, 2016 as compared to the same periods in 2015, was due to a decrease in the interest rate for our revolving credit facility with MUFG Union Bank, N.A from an average of 2.41% in 2015 to 1.67% in 2016.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(In thousands, unaudited)		(In thousands, unaudited)
Income tax provision	$(2,890)	$(1,475)	$(6,409)	$(5,287)

Our provision for income taxes decreased from $2.9 million for the second quarter of 2015 to $1.5 million for the second quarter of 2016 and $6.4 million for the six months ended June 30, 2015 to $5.3 million for the six months ended June 30, 2016 due primarily to decrease in income before income taxes and the effective tax rate.

Liquidity and Capital Resources

At June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $569.0 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the six months ended June 30, 2016 our cash flow from operating activities provided $86.6 million and at June 30, 2016, we had $67.7 million of borrowing capacity available under our revolving credit facility.

We believe that our existing cash and cash equivalents and expected cash flow from operations will be sufficient to meet our working capital, debt, capital expenditures, and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases; we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

MUFG Union Bank, N.A. Revolving Credit Facility

In the second quarter of 2015, we entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A, as administrative agent. The amendment provides for a $150.0 million revolving credit facility, an increase option permitting us to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments, and a $15.0 million subfacility for the issuances of letters of credit. In addition, the credit facility provides for stock repurchases from employees of up to an aggregate of $1.0 million in any fiscal year. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate, or LIBOR, to a range from 125 to 175 basis points. The interest rate applicable on the revolving credit facility as of June 30, 2016 is 1.70%. As of June 30, 2016, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (in thousands):

	December 31, 2015	June 30, 2016
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	2,700	2,700
Amounts available to borrow (1)	67,700	67,700

(1)	Excluding $100 million increase option

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

The revolving credit facility contains customary events of default, including, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, judgment defaults, a change of control default and bankruptcy, and insolvency defaults. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the loan agreement at a per annum rate of interest equal to 2.00% above the applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by us to be immediately due and payable, and exercise other rights and remedies provided for under the revolving credit facility.

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31, 2015	June 30, 2016
	(In thousands, unaudited)
Cash and cash equivalents, end of period	$500,918	$568,993

The following table presents information regarding our cash position:

	Six Months Ended June 30,
	2015	2016
	(In thousands, unaudited)
Net cash provided by operating activities	$87,961	$86,644
Net cash used in investing activities	(11,258)	(24,689)
Net cash provided by financing activities	6,375	6,120
Net increase in cash and cash equivalents	$83,078	$68,075

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities decreased during the six months ended June 30, 2016 as compared to the prior-year period by $1.3 million. Cash provided by operating activities during the six months ended June 30, 2016 resulted from our net income of $8.6 million adjusted for the following non-cash items:  $3.8 million for depreciation, $19.0 million for amortization and change in contingent consideration, and $14.8 million for stock-based compensation expense. Cash provided by operating activities decreased driven mainly by an increase to accounts receivable due primarily to timing of collections as a result of increased sales volume and cash used by accounts payable and accrued expenses due to timing of payment to transit agencies. The decrease in cash provided by operating activities was offset by an increase in customer obligations primarily from funds received from COBRA and Commuter programs as a result of the transition of Ceridian's COBRA and direct bill portfolio to the Company and the increase in maximum pre-tax monthly benefit as well as a larger commuter client base, respectively.

Cash Flows from Investing Activities
໿

Net cash used in investing activities increased during the six months ended June 30, 2016 as compared to the prior-year period by $13.4 million, due primarily to payments of $14.3 million for the acquisition of intangible assets for the transition of Ceridian’s COBRA and direct bill portfolio to the Company. This increase was offset by a decrease in capital expenditures of $0.8 million.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities decreased during the six months ended June 30, 2016 as compared to the prior-year period by $0.3 million, due primarily to payments of $9.4 million for share repurchase activities in 2016, offset by an increase in proceeds from exercise of stock options of $6.9 million, a $1.0 million increase in the tax benefit related to stock based compensation, and a decrease in payments related to contingent consideration of $1.4 million.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2016 (unaudited):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	5,307	1,327	2,653	1,327	—
Operating lease obligations (3)	48,695	3,575	15,819	15,639	13,662
Total	$133,602	$4,902	$18,472	$96,566	$13,662

_______________________________________________________________________________

(1)
As of June 30, 2016, maximum borrowings under the revolving credit facility are $150.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At June 30, 2016, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of June 30, 2016 of 1.70% per annum on a $79.6 million principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2016.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position, or brand.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table provides the repurchases of common stock by the Company during the three months ended June 30, 2016:໿

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)
April 1, 2016 to April 30, 2016	—	$—	—	$85,626
May 1, 2016 to May 31, 2016	—	—	—	85,626
June 1, 2016 to June 30, 2016	—	—	—	85,626
	—	$—	—	$85,626

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: August 9, 2016	By:	/s/ COLM M CALLAN
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