Form 10-Q
period 2016-09-30
WAGEWORKS, INC.
filed 2016-11-09
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 36,642,414 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	September 30, 2016
	Derived from Audited Financial Statements	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,918	$666,634
Restricted cash	332	332
Accounts receivable, net	72,271	85,135
Prepaid expenses and other current assets	13,254	21,258
Total current assets	586,775	773,359
Property and equipment, net	47,955	55,451
Goodwill	157,109	157,109
Acquired intangible assets, net	82,616	86,426
Deferred tax assets	9,837	10,261
Other assets	4,447	4,497
Total assets	$888,739	$1,087,103
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$69,177
Customer obligations	400,821	549,316
Short-term contingent consideration	739	—
Other current liabilities	2,893	359
Total current liabilities	464,994	618,852
Long-term debt	78,996	78,907
Other non-current liabilities	7,780	9,626
Total liabilities	551,770	707,385
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015 and 36,981 shares issued and 36,636 shares outstanding at September 30, 2016)	36	38
Additional paid-in capital	343,166	380,741
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at September 30, 2016)	(5,003)	(14,374)
Retained earnings (accumulated deficit)	(1,230)	13,313
Total stockholders’ equity	336,969	379,718
Total liabilities and stockholders’ equity	$888,739	$1,087,103

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2016	2015	2016
Revenues:
Healthcare	$42,204	$48,478	$133,307	$146,918
Commuter	16,003	17,580	47,928	52,339
COBRA	12,229	18,670	37,112	51,955
Other	12,724	4,196	32,866	12,439
Total revenues	83,160	88,924	251,213	263,651
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	26,364	30,566	88,210	90,237
Technology and development	11,560	11,668	33,928	32,656
Sales and marketing	12,824	14,012	38,445	42,317
General and administrative	12,875	16,130	39,559	47,875
Amortization and change in contingent consideration	6,935	6,944	19,946	26,084
Employee termination and other charges	(112)	162	1,968	475
Total operating expenses	70,446	79,482	222,056	239,644
Income from operations	12,714	9,442	29,157	24,007
Other income (expense):
Interest income	66	117	85	300
Interest expense	(339)	(465)	(1,523)	(1,279)
Other income (expense)	(8)	22	280	24
Income before income taxes	12,433	9,116	27,999	23,052
Income tax provision	(4,835)	(3,222)	(11,244)	(8,509)
Net income	$7,598	$5,894	$16,755	$14,543
Net income per share:
Basic	$0.21	$0.16	$0.47	$0.40
Diluted	$0.21	$0.16	$0.46	$0.39
Shares used in computing net income per share:
Basic	35,880	36,605	35,733	36,312
Diluted	36,516	37,454	36,595	37,078

The accompanying notes are an integral part of the consolidated financial statements.

WAGEWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income	$16,755	$14,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,810	6,202
Amortization and change in contingent consideration	19,946	25,986
Stock-based compensation expense	14,674	22,373
Loss on disposal of fixed assets	519	185
Provision for doubtful accounts	220	1,238
Deferred taxes	5,317	(424)
Excess tax benefit related to stock-based compensation arrangements	(5,260)	(8,824)
Changes in operating assets and liabilities:
Accounts receivable	(7,852)	(14,102)
Prepaid expenses and other current assets	(512)	919
Other assets	2,225	(50)
Accounts payable and accrued expenses	6,953	81
Customer obligations	27,952	148,495
Other liabilities	4,088	(777)
Net cash provided by operating activities	89,835	195,845
Cash flows from investing activities:
Purchases of property and equipment	(24,200)	(20,529)
Cash paid for acquisition of intangible assets	(9,445)	(20,777)
Net cash used in investing activities	(33,645)	(41,306)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,695	10,705
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,793	1,672
Payment of contingent consideration	(3,247)	(653)
Payment for treasury stock acquired	—	(9,371)
Excess tax benefit related to stock-based compensation arrangements	5,260	8,824
Net cash provided by financing activities	8,501	11,177
Net increase in cash and cash equivalents	64,691	165,716
Cash and cash equivalents at beginning of period	413,301	500,918
Cash and cash equivalents at end of period	$477,992	$666,634
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2,079	$1,139
Income Taxes	822	5,216
Noncash financing and investing activities:
Accrued capital expenditures	371	2,882
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

Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at September 30, 2016, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at September 30, 2016 approximates their carrying value as reported on the consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration BCI
Balance at December 31, 2015	$739
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	11
Payment of contingent consideration	(750)
Balance at September 30, 2016	$—

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

The Company recorded an immaterial charge for the change in fair value of the contingent consideration for the three months ended September 30, 2015, with no charge recorded for the three months ended September 30, 2016. The Company recorded $0.1 million and an immaterial charge for the nine months ended September 30, 2015 and 2016, respectively, as a result of accretion charges due to the passage of time.

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

In March 2016, the FASB Issued Accounting Standards Update No 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,  (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim period within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Numerator for basic net income per share:
Net income	$7,598	$5,894	$16,755	$14,543
Denominator for basic net income per share:
Weighted-average common shares outstanding	35,880	36,605	35,733	36,312
Basic net income per share	$0.21	$0.16	$0.47	$0.40

Numerator for diluted net income per share:
Net income	$7,598	$5,894	$16,755	$14,543
Denominator for diluted net income per share:
Weighted-average common shares outstanding	35,880	36,605	35,733	36,312
Dilutive stock options and restricted stock units	636	849	862	733
Dilutive vested performance restricted stock units	—	—	—	33
Diluted weighted-average common shares outstanding	36,516	37,454	36,595	37,078
Diluted net income per share	$0.21	$0.16	$0.46	$0.39

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 1.4 million and 0.4 million anti-dilutive share equivalents for the three months ended September 30, 2015 and 2016, respectively and 0.9 million and 1.1 million anti-dilutive share equivalents for the nine months ended September 30, 2015 and 2016, respectively.

(3)     Intangible Assets

Acquired intangible assets at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015			September 30, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$124,261	$47,013	$77,248	$138,319	$56,028	$82,291
Trade names	3,880	2,405	1,475	3,880	2,916	964
Technology	13,846	11,039	2,807	13,846	11,635	2,211
Noncompete agreements	2,232	1,870	362	2,232	1,923	309
Favorable lease	1,136	412	724	1,136	485	651
Total	$145,355	$62,739	$82,616	$159,413	$72,987	$86,426

Included in the gross carrying amount in client contracts and broker relationships intangible assets as of September 30, 2016 is the addition related to the channel partner arrangement with Ceridian Corporation (“Ceridian”). Amortization expense of intangible assets totaled $3.9 million and $4.1 million for the three months ended September 30, 2015 and 2016, respectively. Amortization expense of intangible assets totaled $11.5 million and $17.0 million for the nine months ended September 30, 2015 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income.

The estimated amortization expense in future periods at September 30, 2016 is as follows (in thousands):

໿

Remainder of 2016	$4,045
2017	15,790
2018	15,164
2019	14,604
2020	12,620
Thereafter	24,203
Total	$86,426

(4)     Accounts Receivable

Accounts receivable at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	September 30, 2016
Trade receivables	$37,999	$50,599
Unpaid amounts for benefit services	35,343	36,656
	73,342	87,255
Less allowance for doubtful accounts	(1,071)	(2,120)
Accounts receivable, net	$72,271	$85,135

(5)     Property and Equipment

Property and equipment at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	September 30, 2016
Computers and equipment	$14,461	$16,985
Software and software development costs	92,898	105,056
Furniture and fixtures	5,083	6,263
Leasehold improvements	13,594	18,169
	$126,036	$146,473
Less accumulated depreciation and amortization	(78,081)	(91,022)
Property and equipment, net	$47,955	$55,451

In the three months ended September 30, 2015 and 2016, the Company capitalized software development costs of $3.8 million and $4.0 million, respectively. In the nine months ended September 30, 2015 and 2016, the Company capitalized software development costs of $12.4 million and $11.0 million, respectively. In the three months ended September 30, 2015 and 2016 the Company amortized $3.0 million and $2.6 million of capitalized software development costs, respectively. In the nine months ended September 30, 2015 and 2016, the Company amortized $8.3 million and $8.9 million of capitalized software development costs, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At September 30, 2016, the unamortized software development costs included in property and equipment in the accompanying consolidated balance sheets were $29.2 million.

Total depreciation expense, including amortization of capitalized software development costs, for the three months ended September 30, 2015 and 2016 was $4.7 million and $5.2 million, respectively and $13.1 million and $15.3 million for the nine months ended September 30, 2015 and 2016, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	September 30, 2016
Accounts payable	$2,542	$2,860
Payable to benefit providers and transit agencies	23,169	26,634
Accrued payables	11,198	12,751
Accrued compensation and related benefits	18,538	20,435
Other accrued expenses	2,891	2,926
Deferred revenue	2,203	3,571
Accounts payable and accrued expenses	$60,541	$69,177

(7)     Long-term debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, and an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate (“LIBOR”) to a range of 125 to 175 basis points.

On August 1, 2016, the Company entered into a first amendment to the Credit Agreement increasing the credit limit of the revolving credit facility to $250.0 million. This amendment did not change the subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020. The interest rate applicable to the revolving credit facility as of September 30, 2016 was 1.77%.  In connection with this amendment, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets. As of September 30, 2016, the Company had $79.6 million outstanding under the revolving credit facility.

Amounts borrowed, outstanding letters of credit, and amounts available to borrow were as follows (in thousands):

	December 31, 2015	September 30, 2016
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	2,700	2,700
Amounts available to borrow (1)	67,700	167,700

(1)	Amounts available to borrow at December 31, 2015 excludes $100 million increase option

As collateral, the Company’s obligations are secured by substantially all of the Company’s assets. All of the Company’s material existing and future subsidiaries are required to guarantee the Company’s obligations under the credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

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

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In the three and nine months ended September 30, 2015, the Company recorded a $0.1 million credit related to unused outplacement services, and a charge of $2.0 million for employee termination costs primarily related to severance costs, respectively. In the three and nine months ended September 30, 2016, the Company recognized an immaterial charge and a charge of $0.3 million, respectively, in the employee termination and other charges expense line item, primarily due to severance and other costs associated with the closure of an office location. The Company recorded these severance costs within accrued expenses in the accompanying consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs in the nine months ended September 30, 2016 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	263
Cash paid	(412)
Ending balance as of September 30, 2016	$34

(9)     Employee Benefit Plans

Employee Stock Option Plan

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors and to align stockholder and employee interests.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2016	2015	2016
Stock options granted (in thousands)	413	27	464	804
Weighted-average fair value at date of grant	$18.70	$22.86	$19.09	$18.30

Stock option activity for the nine months ended September 30, 2016 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	3,037	$25.18	6.41	$65,229
Granted	804	48.10
Exercised	(673)	15.90
Forfeited	(79)	46.24
Outstanding as of September 30, 2016	3,089	$32.62	7.06	$87,400
Vested and expected to vest at September 30, 2016	2,951	$31.99	6.98	$85,367
Exercisable at September 30, 2016	1,638	$20.63	5.48	$66,006

As of September 30, 2016, there was $23.3 million of total unrecognized compensation cost related to unvested stock options which are expected to vest. The cost is expected to be recognized over a weighted-average period of approximately 2.8 years as of September 30, 2016.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Expected volatility	43.43%	41.87%	43.49%	42.69%
Risk-free interest rate	1.55%	1.07%	1.55%	1.17%
Expected term (in years)	4.74	4.87	4.74	4.87
Dividend yield	—%	—%	—%	—%

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

Generally, service-based restricted stock units vest over a four year period in equal annual installments commencing upon the first anniversary of the grant date.

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

Stock-based compensation expense related to restricted stock units was $3.4 million and $4.8 million for the three months ended September 30, 2015 and 2016, respectively and $9.0 million and $14.8 million for the nine months ended September 30, 2015 and 2016, respectively. Total unrecorded stock-based compensation cost at September 30, 2016 associated with restricted stock units was $33.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	763	$44.83
Granted (1)	502	39.22
Vested (2)	(344)	21.62
Forfeited	(17)	51.57
Unvested at September 30, 2016	904	$50.41

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

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of revenue	$977	$1,581	$2,676	$4,549
Technology and development	391	671	733	1,815
Sales and marketing	660	789	1,992	2,287
General and administrative	3,397	4,490	9,273	13,722
Total	$5,425	$7,531	$14,674	$22,373

(10)     Income Taxes

The income tax provision for the three months ended September 30, 2015 and 2016 was $4.8 million and $3.2 million, respectively and the income tax provision for the nine months ended September 30, 2015 and 2016 was $11.2 million and $8.5 million respectively. The Company's effective tax rate was 38.9% and 35.3% for the three months ended September 30, 2015 and 2016 and 40.2% and 36.9% for the nine months ended September 30, 2015 and 2016, respectively.  The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, the Company is under audit in New York State. There are no other income tax examinations ongoing in the jurisdictions where the Company operates.

As of September 30, 2016, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(11)    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.8 million, are as follows (in thousands):

As of September 30, 2016
Remainder of 2016	$2,054
2017	8,292
2018	7,947
2019	7,921
2020	7,717
Thereafter	13,662
Total future minimum lease payments	$47,593

Rent expense for both the three months ended September 30, 2015 and 2016 was $1.9 million. Rent expense for the nine months ended September 30, 2015 and 2016 was $5.9 million and $5.2 million, respectively. Sublease income for the three and nine months ended September 30, 2016 was $0.3 million and there was no sublease income recognized for the same periods in 2015. As of September 30, 2016, the Company has an immaterial amount of future minimum lease payments under capital leases, not included in the table above. The Company has no future minimum lease payments under capital leases extending beyond 2016.

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

(12)     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. The Company repurchased 226,170 shares of common stock during the nine months ended September 30, 2016 for a total cost of $9.4 million, or an average price of $41.43 per share. There were no shares of common stock repurchased during the three months ended September 30, 2016. As of September 30, 2016, the Company had $85.6 million available for future purchases under the stock repurchase program.

(13)     Subsequent events

On November 1, 2016, the Company entered into an Asset Purchase Agreement with Automatic Data Processing Inc. (“ADP”), a leading global provider of Human Capital Management solutions, to acquire ADP’s Consumer Health Spending Account and Consolidated Omnibus Budget Reconciliation Act ("COBRA") businesses for $235.0 million in cash.

In connection with the planned acquisition, the Company has amended the Credit Agreement to increase the size of its revolving credit facility to $250.0 million. The acquisition is expected to close by the end of November 2016, subject to reasonable customary conditions.

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

In September 2015, we entered into our second channel partner arrangement with Ceridian Corporation, or Ceridian, to transition their COBRA and direct bill portfolio to WageWorks. This relationship also allows Ceridian to resell the Company’s COBRA and direct bill services to their new and existing clients, in addition to the full suite of healthcare and commuter products they have been selling. Pursuant to the arrangement, transition of the portfolio was completed by the second quarter of 2016.

In March, 2016, we were selected by the United States Office of Personnel Management, or OPM, to administer its Federal Flexible Spending Account Program, or FSAFEDS. This new relationship provides eligible Federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants has started and transition of all participants was completed during the third quarter of 2016. In addition, the United States Postal Service will join the OPM contract in the first quarter of 2017.

On November 1, 2016, we entered into an Asset Purchase Agreement with Automatic Data Processing Inc., or ADP, a leading global provider of Human Capital Management solutions, to acquire ADP’s Consumer Health Spending Account, or CHSA, and COBRA businesses for $235.0 million in cash.

In connection with the planned acquisition, we amended the Credit Agreement to increase the size of our revolving credit facility to $250.0 million. The acquisition is expected to close by the end of November 2016, subject to reasonable customary conditions.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2016

Revenue

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
Revenues:	(In thousands, unaudited)			(In thousands, unaudited)
Healthcare	$42,204	$48,478	15%	$133,307	$146,918	10%
Commuter	16,003	17,580	10%	47,928	52,339	9%
COBRA	12,229	18,670	53%	37,112	51,955	40%
Other	12,724	4,196	(67)%	32,866	12,439	(62)%
Total revenues	$83,160	$88,924	7%	$251,213	$263,651	5%

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

The $6.3 million increase in healthcare revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was driven primarily by the revenue generated from administering FSAFEDS, an increase in FSA, HSA, and HRA revenue due to the addition of other new clients and growth in new employee participation in the programs, and increases in interchange fee revenue.

The $13.6 million increase in healthcare revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to the revenue generated from administering FSAFEDS, an increase in FSA, HSA, and HRA revenues due to the addition of other new clients and growth in new employee participation in the programs, and increases in interchange fee revenue.

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

The $1.6 million increase in commuter revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was driven primarily by the increase in employee participation as a result of the maximum pre-tax monthly benefit for transit and vanpooling increase from $130 in 2015 to $255 in 2016. Other increases in commuter revenue were due to the addition of new clients, growth in employee participation in other Commuter programs, and higher vendor commission revenue from growth in our Commuter programs.

The $4.4 million increase in commuter revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was driven primarily by the increase in employee participation as a result of the increase in maximum pre-tax monthly benefit for transit and vanpooling, as mentioned above, as well as the addition of new clients and growth in employee participation in other Commuter programs. Our commuter revenue was further increased by higher interchange revenue as compared to the same period in 2015.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $6.4 million and $14.8 million increase in COBRA revenue for the three and nine months ended September 30, 2016, respectively, as compared to the same period in 2015 was due primarily to the transition of the portfolio under the channel partner arrangement with Ceridian as well as addition of new clients to the program.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), and project-related professional fees. We also derived other revenue from administrative services we provided to a significant customer to operate their health insurance exchange business which includes enrollment, billing, customer service, and payment processing services. In September 2015, the aforementioned customer and we mutually agreed to terminate the relationship. As a result, revenues related to administrative services provided to this individual customer are not expected to continue to be a significant portion of other revenue beyond 2015.

The $8.5 million and $20.4 million decrease in other revenue for the three and nine months ended September 30, 2016, respectively, as compared to the same period in 2015, was driven primarily by a decrease in revenue as a result of the termination of the relationship with a significant customer in the health insurance exchange business, partially offset by other increases in revenue for the three and nine months ended September 30, 2016, respectively.

Cost of Revenues

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$26,364	$30,566	16%	$88,210	$90,237	2%
Percent of revenue	32%	34%		35%	34%

The primary component of cost of revenues is expenses related to our claims processing, product support, and customer service personnel. Cost of revenues also includes outsourced and temporary labor costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes, and employee participant communications costs.

The $4.2 million increase in cost of revenues for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an increase in expenses related to increases in headcount, temporary help, and outsourced services in the third quarter of 2016 to administer FSAFEDS and service new clients transitioned under the channel partner arrangement with Ceridian. Cost of revenues was further increased by higher stock-based compensation expense due primarily to new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were offset by a decrease in printing and postage related to customer support, as a result of termination of the relationship with a significant customer in the health insurance exchange business.

The $2.0 million increase in cost of revenues for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increase was further driven by increase in salaries and personnel-related costs, temporary help, and consulting services expenses to support an increase in customer base from Federal agencies and Ceridian. The increases were partially offset by lowered printing and postage related to customer support as a result of the termination of the relationship with a significant customer in the health insurance exchange business.

As we grow organically and through portfolio purchases, acquisitions, and channel partner arrangements, we expect our cost of revenues to increase in dollar amount to support increased employer client and employee participant levels. We also expect these costs to increase as a percentage of revenues in the remainder of 2016, as we service open enrollment for Federal agencies as well as the majority of our existing customers. Prior to migrating to our proprietary technology platforms, new portfolios often operate with higher service delivery costs that will result in increased cost of revenues until we are able to complete the migration process, which typically occurs over the 12 to 24 months period following the closing of the portfolio purchase or acquisition.

Technology and Development

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Technology and development	$11,560	$11,668	1%	$33,928	$32,656	(4)%
Percent of revenue	14%	13%		14%	12%

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

The $0.1 million increase in technology and development expenses for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an increase in salaries and personnel-related expense to support the increase in customer base from Ceridian, and an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were offset by decreases in temporary help and consulting services expenses, as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015.

The $1.3 million decrease in technology and development expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to decreases in temporary help, consulting and outsourced services expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015, offset by an increase in salaries and personnel-related expenses to support the increase in customer base from Ceridian and an increase in stock-based compensation expense as mentioned above.

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

Sales and Marketing

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Sales and marketing	$12,824	$14,012	9%	$38,445	$42,317	10%
Percent of revenue	15%	16%		15%	16%

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

The $1.2 million increase in sales and marketing expense for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to salaries and personnel-related, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives. The expense was further increased by stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

The $3.9 million increase in sales and marketing expense for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to salaries and personnel-related, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives, and an increase in stock-based compensation expense as mentioned above. The increases were offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

໿

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
General and administrative	$12,875	$16,130	25%	$39,559	$47,875	21%
Percent of revenue	16%	18%		16%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

The $3.3 million and $8.3 million increases in general and administrative expenses for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were due primarily to an increase of stock-based compensation expense as a result of a reassessment of performance targets for performance-based restricted stock units based on updated forecasts of revenue growth, given addition of channel partners and significant customer wins, and new grants of stock awards. The expense was further increased by salaries and personnel related, depreciation, and software related expense.

As we continue to grow, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Amortization and change in contingent consideration	$6,935	$6,944	—%	$19,946	$26,084	31%

Our amortization and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangible assets, and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solutions. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

Amortization and contingent consideration expense for the three months ended September 30, 2016 remained flat compared to the same period in 2015 as a result of an increase in amortization from additions to acquired intangible assets from the channel partner arrangement with Ceridian, offset by decrease from the termination of a significant customer relationship in the health insurance exchange business.

The $6.1 million increase in the amortization and change in contingent consideration for the nine months ended September 30, 2016, as compared to the same period in 2015, was driven primarily by a $3.8 million increase in amortization as a result of a change in the estimated useful life of intangible assets, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business. The increase was further driven by a $1.8 million increase in amortization as a result of additions to acquired intangible assets from the channel partner arrangement with Ceridian and the CONEXIS acquisition. The remainder of the increase was due to additions to internally developed software.

Employee Termination and Other Charges

	Three Months Ended September 30,		Change from	Nine months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Employee termination and other charges	$(112)	$162	(245)%	$1,968	$475	(76)%

The $0.3 million increase in employee termination and other charges for three months ended September 30, 2016, as compared to the same period in 2015, was mainly due to costs associated with the planned acquisition of ADP's CHSA and COBRA businesses, and an additional cost associated with the closure of an office location.

For the nine months ended September 30, 2015 we incurred a $2.0 million expense in employee termination and other charges due to an organizational efficiency plan. For the nine months ended September 30, 2016, we recognized charges of $0.4 million, primarily due to severance and other costs associated with the closure of an office location. We also recognized costs associated with the planned acquisition of of ADP's CHSA and COBRA businesses.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(In thousands, unaudited)		(In thousands, unaudited)
Interest income	$66	$117	$85	$300
Interest expense	(339)	(465)	(1,523)	(1,279)
Other income	(8)	22	280	24

The $0.1 million increase in interest expense for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an amendment to the credit facility entered into in August 2016 resulting in a higher credit limit. The $0.2 million decrease in interest expense for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in the interest rate for our revolving credit facility with MUFG Union Bank, N.A from an average of 2.12% in 2015 to 1.69% in 2016.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(In thousands, unaudited)		(In thousands, unaudited)
Income tax provision	$(4,835)	$(3,222)	$(11,244)	$(8,509)

Our provision for income taxes decreased from $4.8 million for the third quarter of 2015 to $3.2 million for the third quarter of 2016 and $11.2 million for the nine months ended September 30, 2015 to $8.5 million for the nine months ended September 30, 2016 due primarily to decrease in income before income taxes and the effective tax rate.

Liquidity and Capital Resources

At September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $666.6 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the nine months ended September 30, 2016 our cash flow from operating activities provided $195.8 million and at September 30, 2016, we had $167.7 million of borrowing capacity available under our revolving credit facility.

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

MUFG Union Bank, N.A. Revolving Credit Facility

In the second quarter of 2015, we entered into an Amended and Restated Credit Agreement, or Credit Agreement, with certain lenders, including MUFG Union Bank, N.A, as administrative agent. The Credit Agreement provides for a $150.0 million revolving credit facility, an increase option permitting us to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments, and a $15.0 million subfacility for the issuances of letters of credit. In addition, the credit facility provides for stock repurchases from employees of up to an aggregate of $1.0 million in any fiscal year. The Credit Agreement extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate, or LIBOR, to a range from 125 to 175 basis points.

In the third quarter of 2016, the Company entered into a first amendment of the Credit Agreement increasing the credit limit of the revolving credit facility to $250.0 million. This amendment did not change the subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020.

In connection with this amendment, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets. The interest rate applicable on the revolving credit facility as of September 30, 2016 is 1.77%. As of September 30, 2016, the Company had $79.6 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (in thousands):

	December 31, 2015	September 30, 2016
Amounts borrowed	$79,600	$79,600
Outstanding letters of credit	2,700	2,700
Amounts available to borrow (1)	67,700	167,700

(1)	Amounts available to borrow at December 31, 2015 excludes $100 million increase option

As collateral for the revolving credit facility,  we granted MUFG Union Bank, N.A. a security interest in substantially all of our assets. All of our material existing and future subsidiaries are required to guarantee our obligations under the revolving credit facility. Such guarantees by existing and future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31, 2015	September 30, 2016
	(In thousands, unaudited)
Cash and cash equivalents, end of period	$500,918	$666,634

The following table presents information regarding our cash position:

	Nine Months Ended September 30,
	2015	2016
	(In thousands, unaudited)
Net cash provided by operating activities	$89,835	$195,845
Net cash used in investing activities	(33,645)	(41,306)
Net cash provided by financing activities	8,501	11,177
Net increase in cash and cash equivalents	$64,691	$165,716

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities increased during the nine months ended September 30, 2016 as compared to the prior-year period by $106.0 million. Cash provided by operating activities during the nine months ended September 30, 2016 resulted from our net income of $14.5 million adjusted for the following non-cash items:  $6.2 million for depreciation, $26.0 million for amortization and change in contingent consideration, and $22.4 million for stock-based compensation expense. Cash provided by operating activities increased driven mainly by an increase in customer obligations primarily from funds received from the Federal agencies, COBRA and Commuter programs as a result of the transition of Ceridian's COBRA and direct bill portfolio to the Company, and the increase in maximum pre-tax monthly benefit as well as a larger commuter client base. Cash provided by operating activities was offset by an increase to accounts receivable due primarily to timing of collections as a result of increased sales volume and lower cash provided by accounts payable and accrued expenses due to timing of payment to transit agencies.

Cash Flows from Investing Activities
໿

Net cash used in investing activities increased during the nine months ended September 30, 2016, as compared to the prior-year period, by $7.7 million, due primarily to payments made for the acquisition of intangible assets for the transition of Ceridian’s COBRA and direct bill portfolio to the Company. This increase was offset by a decrease in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities increased during the nine months ended September 30, 2016, as compared to the prior-year period, by $2.7 million, due primarily to an increase in proceeds from exercise of stock options, an increase in the tax benefit related to stock based compensation, and a decrease in payments related to contingent consideration, offset by payments made for share repurchase activities in 2016.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2016 (unaudited):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	5,174	1,380	2,759	1,035	—
Operating lease obligations (3)	47,593	8,347	15,919	15,266	8,061
Total	$132,367	$9,727	$18,678	$95,901	$8,061

_______________________________________________________________________________

(1)
As of September 30, 2016, maximum borrowings under the revolving credit facility are $250.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At September 30, 2016, we had $79.6 million of outstanding principal which is recorded net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of September 30, 2016 of 1.77% per annum on a $79.6 million principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2016.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

There were no repurchases of common stock by the Company during the three months ended September 30, 2016.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: November 9, 2016	By:	/s/ COLM M CALLAN
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
10.10G
First Amendment to the Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated August 1, 2016.
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