Form 10-K
period 2016-12-31
WAGEWORKS, INC.
filed 2017-02-23
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,109,738,274 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2017, there were 36,968,106 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of the Stockholders (the “2016 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report where indicated

WAGEWORKS, INC.
FORM 10-K

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

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain expenses related to their healthcare, dependent care and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes. Under our FSA, HSA and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses not fully covered by insurance, such as co-pays, deductibles and over-the-counter medical products or for commuting costs.

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

At January 31, 2017, we had approximately 6.5 million employee participants from over 100,000 employer clients. In 2016, employee participants used approximately 5.9 million WageWorks prepaid debit cards. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to employers which then distribute the products to their employee’s based on demand. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to submit updated participant files in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline.

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

Flexible Spending Accounts

Healthcare

We also offer FSAs, which are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, medical devices and autism treatments. Employers benefit from payroll tax savings on the pre-tax FSA contributions made by the employee. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,250 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $438 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $52 per participant per year, even after the payment of our fees.

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

Health Reimbursement Arrangements

We offer employer-funded HRAs. Under HRAs, employers provide their employees with a specified amount of reimbursement funds that are available to help employees defray their out-of-pocket healthcare expenses, such as deductibles, co-insurance and co-payments. HRAs may only be funded by employers and, while there is no limitation on how much employers may contribute, employers are required to establish the programs in such a way as to prevent discrimination in favor of highly compensated employees. HRAs must either be considered an excepted benefit (for example, a dental-only HRA or a vision-only HRA), retiree HRA or be integrated with another group health plan. HRAs can be customized by employers so employers have the freedom to determine what expenses are eligible for reimbursement under these arrangements. At the end of the plan year, employers have the option to allow all, or a portion, of the unused funds to roll over and accumulate year-to-

year if not spent. All amounts paid by employers into HRAs are deductible for tax purposes by the employer and tax-free to the employee.

Commuter Programs

We administer pre-tax commuter benefit programs. Employers are permitted to provide employees with commuter benefits including; qualified parking, transit passes, vanpooling and bicycle commuting reimbursement. The maximum monthly federal (and sometimes state) tax free exclusion is adjusted for inflation. The Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015, increased the maximum pre-tax monthly limit for transit and vanpooling to be the same as parking, which was $255 for 2016.

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

Our Clients

As of January 31, 2017, we had over 100,000 employer clients across a broad range of industries with approximately 6.5 million participating employees in all 50 states. Our employer clients include many of the Fortune 100 and Fortune 500 companies.

In addition, in March, 2016 we were selected by the United States Office of Personnel Management, or OPM, to administer its Federal Flexible Spending Account Program, or FSAFEDS. This new relationship provides eligible Federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants had started and transition of all participants was completed during the third quarter of 2016. In addition, the United States Postal Service became a member of the OPM contract during the first quarter of 2017.

Our Technology Platforms

We run our services primarily on three enterprise platforms that have been designed to be highly scalable based on an on-demand delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base. We closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.

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

In 2016, we continued to develop and implement new features to enhance the participant and client user experience on our enterprise platform. These efforts touched all areas, including the participant website, mobile application, or mobile app, client website, reporting, plan design and administration.

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

Our customer support team handles all incoming interactions from our employee participants, and is responsible for resolving any issues they may encounter. The team serviced approximately 5.0 million calls in 2016. Our claims servicing team works directly with providers or participants and reviews, adjudicates and processes claims for payment or reimbursement. In 2016, the claims servicing team handled more than 10 million claims and card use verification forms.

Our operations support team processes and coordinates activities, delivers healthcare and commuter cards to participants and ensures that prepaid funds and reimbursement payments are accurate. In 2016, our operations team delivered approximately 5.9 million healthcare and commuter prepaid debit cards, and we fulfill over 12.5 million commuter orders during the calendar year.

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

Our direct sales force targets Fortune 1000 companies, which we refer to as enterprise clients, and generates new large account relationships through employer prospecting. Our indirect sales channel consists of carriers, channel partnerships, private exchange partners, institutional brokers and other third parties who refer or resell our CDB programs.

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

Business Development

In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of seven third-party administrators, or TPAs and completed three acquisitions. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase.

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

Employees

At December 31, 2016, we had 2,167 employees, including 1,951 full-time employees, 13 part-time employees and 203 temporary or seasonal employees. There are 134 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the U.S. or work remotely from various locations. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Legal Proceedings

From time-to-time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time-to-time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of December 31, 2016, we are not a party to any litigation whereby the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions and complementary portfolio purchases to expand our employer client base and service offerings. Since 2007, we have completed seven portfolio purchases and three acquisitions. Our successful integration of these portfolio purchases and acquisitions into our operations on a cost-effective basis is critical to our future financial performance, especially as it relates to our acquisition of ADP’s Consumer Health Spending Account (“CHSA”), COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business"). While we believe that there are numerous potential portfolio purchases and acquisitions that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such portfolio purchases or acquisitions in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating portfolio purchases and acquisitions may create unforeseen difficulties and expenditures. We face various risks in making portfolio purchases and any acquisitions, including:

•	our ability to retain acquired employer clients and their associated revenues;

•	our ability to re-contract with ADP’s clients that were impacted by our acquisition of the Business and retain the associated revenues;

•	diversion of management’s time and focus from operating our business to address integration challenges;

•	our ability to retain or replace key employees from acquisitions and portfolios we acquire;

•	cultural and logistical challenges associated with integrating employees from acquired portfolios into our organization and establishing new operations in India;

•	our ability to integrate the combined products, services and technology;

•	the migration of acquired employer clients to our technology platforms;

•	our ability to cross-sell additional CDB programs to acquired employer clients;

•	our ability to realize expected synergies;

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

•
any change in one of the many complex international, federal or state laws or regulations that govern any aspect of the financial or business operations of our business and businesses we acquire, such as state escheatment laws and Indian laws and regulations.

Portfolio purchases and acquisitions may have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically over the succeeding 12 to 24 months, in order to achieve additional operating efficiencies. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our portfolio purchases and acquisitions and establishing new operations in India.

If we are unable to retain and expand our employer client base, establish new channel partnerships and exchange relationships, our results of operations, financial condition, business and prospects would be materially adversely affected.

Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our enterprise clients and one to three years for our SMB and mid-market clients. We also derive revenue from our channel partner agreements with Aflac Incorporated, or Aflac, Ceridian Corporation, or Ceridian, the referral agreement with ADP, and we anticipate in the future establishing new channel partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that our employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a channel partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period. In addition, our exchange relationships contribute development revenue as well as monthly subscriber fees to our revenue and there is no guarantee that we will be able to retain and maintain these relationships in their current form or add additional exchange partners.

Moreover, most of our employer clients have the right to cancel their agreements for convenience, including the Office of Personnel Management, subject to certain notice requirements. While few employer clients have terminated their agreements with us for convenience, some of our employer clients have elected not to renew their agreements with us. Our employer clients’ renewal rates may decline or fluctuate as a result of a number of factors, including the prices of competing products or services or reductions in our employer clients’ spending levels.

Another important aspect of our growth strategy depends upon our ability to maintain our existing carrier, channel partner, and exchange relationships and develop new relationships. No assurance can be given that new carrier, channel partners, or exchange opportunities will be found, that any such new relationships will be successful when they are in place, or that business with our current channel partners or exchange opportunities will increase at the level necessary to support our growth objectives. If our employer clients do not renew their agreements with us, and we are unable to attract new employer clients, channel or exchange partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.

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

We intend to continue to invest in technology and development to create new and enhanced products and services to offer our employer clients and their participating employees. Scalability of our platforms remains an on-going focus as our platform volume increases. We continue to make investments in technology upgrades to ensure stability and performance of our applications for our clients and participants.  Despite quality testing of technology prior to use, it may contain errors that impact its function and performance and this may result in negative consequences. We have limited experience in these areas and so we may not be able to anticipate or manage new risks and obligations or legal, compliance or other requirements that may arise. The anticipated benefits of such new and improved products and services may not outweigh the costs and resources associated with their development.

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

We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts and sell into the carrier, channel partnership, and private exchanges, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various channel brokers, including insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional third party administrators, to sell and market our programs to employers. If we are unable to develop and expand our direct sales team, our indirect sales channels, or become a partner to more carrier and private exchanges, our ability to attract new employer clients may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.

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

If we fail to effectively implement our enterprise resource planning system and upgrade our information technology systems, our business and operations could be disrupted.

As part of our efforts to continue the improvement of our enterprise resource planning, we are implementing a new Enterprise Resource Planning (“ERP”) system in order to automate several controls that are currently performed manually. We have implemented the first phase of the new ERP system during the first quarter of 2017. We may experience difficulties in transitioning to this upgraded system, including loss of data and decreases in productivity as personnel work to become familiar with this new system. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing the new ERP system or upgrading other information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations.

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

Our ability to use net operating losses and income tax credits carryforwards to offset future taxable income may be limited.

As of December 31, 2016, we had $0.1 million of federal and $22.7 million of state net operating loss carryforwards available to offset future regular and alternative minimum taxable income. The state net operating loss carryforward has been prepared on a post-apportionment basis. These net operating loss carryforwards will begin to expire in the year 2033 for U.S. federal income tax purposes and in years 2017 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $6.6 million and $3.5 million, respectively. The federal research credit carryforwards expire beginning in 2023 through 2036, if not fully utilized. The state research credit carries forward indefinitely for the state of California and other states begin to expire in years 2035 through 2036. In addition, we have $0.1 million of state investment tax credits that will begin to expire in years 2017 through 2019, if not fully utilized. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended, and similar state tax laws. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss carryforwards or our research and development credits during the carryover periods.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. As of December 31, 2016, we had 36,901,695 shares of our common stock outstanding. In addition, as of December 31, 2016, there were outstanding options to purchase 2,844,225 shares of our common stock and 913,783 restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are common stock issuable under vested and exercisable options. Rule 144 allows public resale of restricted and control securities if certain conditions are met. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 37,937 square feet of space under a lease that expires in May 2022. We have additional facilities in Arizona, Georgia, Kentucky, Massachusetts, Texas, Utah, Vermont and Wisconsin under various leases that will expire between March 2017 and April 2023. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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

	Price Range
	High	Low
Fiscal 2015:
First Quarter (January 1, 2015 - March 31, 2015)	$65.56	$52.35
Second Quarter (April 1, 2015 - June 30, 2015)	$54.69	$38.19
Third Quarter (July 1, 2015 - September 30, 2015)	$51.43	$38.21
Fourth Quarter (October 1, 2015 - December 31, 2015)	$50.89	$40.97

	Price Range
	High	Low
Fiscal 2016:
First Quarter (January 1, 2016 - March 31, 2016)	$51.25	$38.99
Second Quarter (April 1, 2016 - June 30, 2016)	$60.81	$49.22
Third Quarter (July 1, 2016 - September 30, 2016)	$65.43	$55.75
Fourth Quarter (October 1, 2016 - December 31, 2016)	$75.28	$55.65

Stockholders

As of February 17, 2017, according to the records of our transfer agent, there were 24 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2016. The chart assumes $100 was invested on May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

$700
$600
$500
$400
$300
$200
$100
$0
5/10/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
WageWorks, Inc.
NYSE Composite
Russell 3000

Share Repurchase Program

On August 6, 2015, our Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2016, we repurchased 226,170 shares of common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2016, we had $85.6 million available for future share repurchases under the program. There were no repurchases of common stock by the Company during the three months ended December 31, 2016.

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

	Years Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$177,282	$219,278	$267,832	$334,316	$364,713
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	64,647	81,918	100,226	117,170	130,224
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	78,029	93,772	115,565	149,587	167,646
Amortization and change in contingent consideration	15,674	11,612	20,992	27,618	34,097
Total operating expenses	158,350	187,302	236,783	294,375	331,967
Income from operations	18,932	31,976	31,049	39,941	32,746
Other income (expense):
Interest income	36	17	5	153	406
Interest expense	(1,772)	(1,339)	(1,612)	(1,925)	(2,192)
Other income (expense)	429	248	743	(182)	1,221
Income before income taxes	17,625	30,902	30,185	37,987	32,181
Income tax provision	(7,126)	(9,203)	(11,943)	(15,037)	(11,976)
Net income	10,499	21,699	18,242	22,950	20,205
Accretion of redemption premium expense	(2,301)	—	—	—	—
Net income	$8,198	$21,699	$18,242	$22,950	$20,205
Net income per share:
Basic	$0.45	$0.65	$0.52	$0.64	$0.56
Diluted	$0.33	$0.62	$0.50	$0.63	$0.54
Shares used in computing net income per share:
Basic	18,138	33,626	35,145	35,784	36,404
Diluted	24,414	35,277	36,330	36,595	37,210
	As of December 31,
	2012	2013	2014	2015	2016
Consolidated Balance Sheets Data:
Cash and cash equivalents	$305,793	$359,958	$413,301	$500,918	$678,300
Working capital (1)	46,362	68,843	61,467	121,781	113,667
Total assets	519,970	599,655	794,715	888,739	1,343,351
Total liabilities	363,559	371,523	515,291	551,770	935,254
Total stockholders' equity	156,411	228,132	279,424	336,969	408,097

(1) For fiscal 2015 and prior years, our working capital does not include the effects of the adoption of Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, ("ASU 2015-07"), which required all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets as the new standard was adopted prospectively starting fiscal 2016.

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

In March, 2016, we were selected by the United States Office of Personnel Management, or OPM, to administer its Federal Flexible Spending Account Program, or FSAFEDS. This new relationship provides eligible Federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants has started in the second quarter of 2016 and the transition of all participants to WageWorks was completed during the third quarter of 2016. In addition, the United States Postal Service became a member of the OPM contract in the first quarter of 2017.

On November 28, 2016, we completed the transaction with Automatic Data Processing Inc., or ADP, a leading global provider of Human Capital Management solutions, to acquire ADP’s Consumer Health Spending Account, or CHSA, COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash.

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

Healthcare and commuter programs generate revenues from the monthly services we provide in connection with their employees’ participation in CDB accounts. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for the employer’s health benefits. Other revenue includes services related to enrollment and eligibility, non-healthcare, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. Fees associated with services are recognized in the period services are rendered and earned in accordance with service arrangements with clients where fees are fixed or determinable and collectability is reasonably assured. Fees received for the initial setup of clients and annual renewal fees are deferred and recognized ratably over the service period.

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

We perform an annual goodwill impairment test as of December 31st of each fiscal period and more frequently if events and circumstances indicate that the asset might be impaired. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units.  Currently, our one reporting unit was determined to be our single reportable segment. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, our specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. As of December 31, 2016, we completed our annual goodwill and long-lived assets impairment assessment and management concluded that no indicators of impairment were determined to be present.

To date, we have not made any impairment adjustments to goodwill and long-lived assets, as the fair value of our reporting unit in all prior years has always exceeded our carrying value by a significant amount.

Income Taxes

We are subject to income taxes in the United States. Significant judgment is required in evaluating and estimating our provision for these taxes. There are many transactions that occur during the course of business for which the ultimate tax determination is uncertain. Our provision for income taxes could be adversely affected by our acquisitions and investments, changes in our deferred tax assets and liabilities including changes in our assessment of valuation allowances and changes in the relevant tax laws or interpretation of these tax laws.

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

We only recognize the tax benefit of an income tax position if we judge that it is more likely than not that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% cumulative probability of being realized upon settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, the lapse of applicable statute of limitations, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For a more detailed description of our unrecognized tax benefits, see Note 12 in the notes to consolidated financial statements.

Management periodically evaluates if it is more likely than not that some or all of the deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, source of future taxable income, tax planning strategies and nature and history of current or cumulative financial reporting income or losses. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality (objective compared to subjective) is necessary to overcome negative evidence.

In the future, if there is a significant negative change in our operating results or the other factors that were considered in making this determination, we could be required to record a valuation allowance against our deferred tax assets. Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as a reduction to the income tax provision.

Stock-based Compensation

Stock-based compensation expense for stock awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes or Monte Carlo option pricing model and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price and the related volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, expected dividends and expectations of revenue target achievement.

We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization ("EBITDA") target achievement over a specified three year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Business Combination
We record acquisitions using the acquisition method of accounting. All of the assets acquired and liabilities assumed, are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant judgments, estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, assistance from independent third-party appraisal firms. Our significant assumptions and estimates include, but are not limited to, the cash flows for customer relationships, developed technology, the estimated cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During fiscal 2016, we completed the acquisition of ADP CHSA/COBRA Business for a purchase price of $235.0 million. See Note 3 to the Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

Revenues

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
Revenues:	(in thousands)
Healthcare	$155,989	$176,573	$202,897	13%	15%
Commuter	61,776	63,895	70,163	3%	10%
COBRA	31,996	51,299	75,246	60%	47%
Other	18,071	42,549	16,407	135%	(61)%
Total revenues	$267,832	$334,316	$364,713	25%	9%

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

The $26.3 million, or 15% increase in healthcare revenue from 2015 to 2016 was primarily driven by an increase in FSA, HSA, and HRA revenue due to the addition of new clients, including FSAFEDS, and growth in new employee participation in the programs. The increase in healthcare revenue was further driven by the acquisition of the CHSA business from ADP as well as interchange fee revenue. We expect to experience growth in healthcare revenue as a result of revenues generated from FSAFEDS and ADP CHSA business.

The $20.6 million, or 13% increase in healthcare revenue from 2014 to 2015 was primarily driven by an increase in FSA, HSA and HRA revenues, the contribution of a full year of CONEXIS operations in 2015, which was acquired in August 2014, and the addition of new clients and growth in new employee participation in these programs. Healthcare revenue was further increased by an increase in interchange fee revenue, due to increase in debit card usage and an increase in number of debit cards issued.

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

The $6.3 million, or 10% increase in commuter revenue from 2015 to 2016 was primarily due to addition of new clients and growth in the number of employee participants resulting from the maximum pre-tax monthly benefit for transit and vanpooling increasing from $130 in 2015 to $255 in 2016. Commuter revenue was further increased by an increase in interchange fee revenue and vendor commission revenue from growth in our Commuter programs.

The $2.1 million, or 3% increase in commuter revenue from 2014 to 2015 was primarily driven by an increase in employee participation in our commuter programs as well as interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $23.9 million, or 47% increase in COBRA revenue from 2015 to 2016 was primarily driven by the transition of Ceridian's COBRA portfolio to the Company and the acquisition of the COBRA and direct bill businesses from ADP. The remainder of the COBRA revenue growth was primarily driven by increased participation by employer clients in our COBRA administration services. We expect to experience growth in COBRA revenue as a result of revenues generated from ADP COBRA business.

The $19.3 million, or 60% increase in COBRA revenue from 2014 to 2015 was primarily driven by an increase related to a full year of CONEXIS operations in 2015, as well as the addition of new clients and growth in new employee participation in our COBRA programs.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees. We also derived other revenue from administrative services we provided to a significant customer to operate their health insurance exchange business which includes enrollment, billing, customer service and payment processing services. In September 2015, the aforementioned customer and we mutually agreed to terminate the relationship.  As a result, revenues related to administrative services provided to this individual customer decreased as it transitioned out of the services we provide.

The $26.1 million, or 61% decrease in other revenue from 2015 to 2016 was primarily driven by a decrease in revenue as a result of the termination of the relationship with the aforementioned customer in the health insurance exchange business, partially offset by other increases in administration of direct bill services to employee participants.

The $24.5 million, or 135% increase in other revenue from 2014 to 2015 was primarily driven by an increase related to a full year of CONEXIS operations in 2015 contributed by increased development and administrative services rendered to the aforementioned customer to operate their health insurance exchange business and direct bill services.  The remainder increase in other revenue was due primarily to growth in development and administrative services we provide to our customers as well as administration of direct bill services to employee participants.

Cost of Revenues

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$100,226	$117,170	$130,224	17%	11%
Percent of revenue	37%	35%	36%

Cost of revenues consist of direct expenses for claims processing, product support and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes and employee participant communications.

The $13.1 million, or 11% increase in cost of revenues from 2015 to 2016 was due primarily to an increase of $11.2 million in compensation related costs to administer FSAFEDS and service new clients transitioned under the channel partner arrangement with Ceridian. The increase was further driven by a $2.4 million increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were partially offset by a decrease in printing and postage related to customer support, as a result of termination of the relationship with a significant customer in the health insurance exchange business.

The $16.9 million or 17% increase in cost of revenues from 2014 to 2015 was due primarily to an increase of $15.7 million related to a full year of CONEXIS operations in 2015, an increase of $1.6 million in stock-based compensation expense due to new grants of performance-based restricted stock units as well as stock options granted in the first quarter of 2015. The increase in cost of revenues was offset by decrease in temporary help and contractors mainly in product support functions.

As we continue to scale our operations, we expect our cost of revenues to increase in dollar amount to support increased employer client and employee participant levels. Cost of revenues will continue to be affected by our portfolio purchases, acquisitions and channel partner arrangements. Prior to migrating to our proprietary technology platforms, these new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which typically occurs over the 12 to 24 month period following closing of the portfolio purchase or acquisition.

Technology and Development

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Technology and development	$27,741	$43,041	$45,271	55%	5%
Percent of revenue	10%	13%	12%

Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development.

The $2.2 million, or 5% increase in technology and development expenses from 2015 to 2016 was due primarily to $3.6 million increase in compensation and outsourced service costs, and services and hardware related expense to administer FSAFEDS and to support clients transitioned under the channel partner agreement with Ceridian. The change was further driven by a $1.3 million increase in stock-based compensation expense as a result of new grants of service-based restricted stock units and stock options. The increases were offset by a decrease in temporary help, consulting and outsourced services expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015.

The $15.3 million, or 55% increase in technology and development expenses from 2014 to 2015 was due primarily to an increase of $13.7 million related to a full year of CONEXIS operations in 2015.  The remainder of the increase was due primarily to the loss on disposal of assets no longer in use and continued investment in product development to improve features and customer satisfaction in our proprietary platform.

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

Sales and Marketing

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Sales and marketing	$44,940	$50,540	$57,496	12%	14%
Percent of revenue	17%	15%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations and other marketing expenses.

The $7.0 million or 14% increase in sales and marketing expense from 2015 to 2016 was due primarily to a $6.4 million increase in compensation and outsourced services, printing and reproduction services, and stock-based compensation expense to support the increase in our client base from administering FSAFEDS and channel partner arrangement with Ceridian. These increases were offset by a decrease of $1.0 million in outside commissions expense due to termination of our relationship with certain brokers.

The $5.6 million or 12% increase in sales and marketing expense from 2014 to 2015 was due primarily to an increase of $5.4 million related to a full year of CONEXIS operations in 2015, as well as stock-based compensation expense of $0.2 million due to new grants of restricted stock units and stock options. The remaining increase in sales and marketing expense was primarily driven by outside sales commissions to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives.

We continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amounts in future periods.

General and Administrative

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
General and administrative	$42,884	$54,093	$63,732	26%	18%
Percent of revenue	16%	16%	17%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources and facilities departments.

The $9.6 million, or 18% increase in general and administrative expenses from 2015 to 2016 was due primarily to a $5.5 million increase in stock-based compensation expense for performance-based restricted stock units based on updated forecasts of revenue growth, given the addition of the newly acquired ADP CHSA/COBRA Business, channel partners, FSAFEDS, and significant customer wins, and new grants of time-based restricted stock units and stock options. The expense was further increased by $3.7 million due to increased headcount and outsourced services, and professional fees to support the increase in customer base and the preparation of a new ERP system implementation.

The $11.2 million, or 26% increase in general and administrative expenses from 2014 to 2015 was due primarily to an increase of $3.7 million related to a full year of CONEXIS operations in 2015 and $4.2 million in stock-based compensation expense, primarily due to new grants of restricted stock units, performance-based restricted stock units and stock options. The remainder of the increase was primarily due to an increase in rent expense associated with new lease agreements at our San Mateo corporate office and our Arizona facility and increase in salaries and personnel-related compensation expense attributable to an increase in headcount.

 As we continue to grow, we expect our general and administrative expenses to increase in absolute dollars as we expand general and administrative headcount to support our continued growth.

Amortization and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Amortization and change in contingent consideration	$20,992	$27,618	$34,097	32%	23%

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

The $6.5 million or 23% increase in amortization and change in contingent consideration line item from 2015 to 2016 was driven primarily by a $3.7 million accelerated amortization of intangible assets resulting from the termination of a significant customer relationship in the health insurance exchange business. The change was further driven by a $3.5 million increase in amortization from additions to acquired intangible assets from the channel partner arrangement with Ceridian and acquired ADP CHSA/COBRA Business, offset by a decrease in expense for fully amortized intangibles.

The $6.6 million or 32% increase in amortization and change in contingent consideration from 2014 to 2015 was driven by an increase of $5.4 million in amortization of acquisition-related intangible assets as a result of the CONEXIS acquisition and increases from amortization of additions to internal use software offset by a decrease in amortization of intangible assets that were fully amortized in 2015.

Employee Termination and Other Charges

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Employee termination and other charges	$—	$1,913	$1,147	100%	(40)%

The $0.8 million or 40% decrease from 2015 to 2016 is primarily attributable to severance related costs incurred in 2015 when we executed an organizational efficiency plan which reduced our headcount. These costs were offset primarily by an increase of $0.8 million in transaction costs related to acquisition of the ADP CHSA/COBRA Business.

In the second quarter of 2015, we executed an organizational efficiency plan which reduced our headcount. We recognized charges of $1.9 million in 2015, primarily for severance costs.

Other Income (Expense)

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Interest income	$5	$153	$406	2,960%	165%
Interest expense	(1,612)	(1,925)	(2,192)	19%	14%
Other income (expense)	743	(182)	1,221	(124)%	771%

The $0.3 million or 14% increase in interest expense was due to the first amendment to the Amended and Restated Credit Agreement entered into in August 2016 resulting in a higher credit limit with a subsequent borrowing under the revolving credit facility related to acquisition of ADP CHSA/COBRA Business. The change in other income (expense) from 2015 to 2016 was due primarily to the insurance settlement proceeds related to an insurance claim in 2015.

The $0.3 million or 19% increase in interest expense from 2014 to 2015 was due to an increase in borrowing under the revolving credit facility with MUFG Union Bank, N.A. related to the acquisition of CONEXIS. The change in other income (expense) as compared to 2014 was due primarily to expense in insurance claims reserve offset by gain related to the second and final payment from the settlement of a dispute in 2014.

Income Taxes

	Year Ended December 31,			Change from prior year
	2014	2015	2016	2015	2016
	(in thousands)
Income before income taxes	30,185	37,987	32,181
Income taxes provision	$(11,943)	$(15,037)	$(11,976)	26%	(20)%
Effective tax rate	39.57%	39.58%	37.21%

The $3.1 million or 20% decrease in the provision for income taxes from 2015 to 2016 was due primarily to a decrease in income before income taxes in 2016 as compared with 2015.

The $3.1 million or 26% increase in the provision for income taxes from 2014 to 2015 was due primarily to an increase in federal income taxes as result of higher income before income taxes in 2015 as compared to 2014.

Liquidity and Capital Resources

At December 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $678.3 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the year ended December 31, 2016, our cash flow from operating activities provided $265.0 million.

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

On August 1, 2016, the Company entered into a first amendment to the Credit Agreement (the "Amendment") increasing the credit limit of the revolving credit facility to $250.0 million. The Amendment did not change the subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020. Subsequent to the Amendment, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of ADP CHSA/COBRA Business. The interest rate applicable to the revolving credit facility as of December 31, 2016 is 1.90%. In connection with the Credit Agreement, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets. As of December 31, 2016, the Company had $249.5 million outstanding under the credit facility.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31, 2015	December 31, 2016
Amounts borrowed	$79,600	$249,500
Outstanding letters of credit	2,700	500
Amounts available to borrow (1)	67,700	—
(1)Amounts available to borrow at December 31, 2015 excludes $100.0 million increase option

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31,
	2015	2016
	(in thousands)
Cash and cash equivalents	$500,918	$678,300

The following table presents information regarding our cash:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net cash provided by operating activities	$54,423	$114,260	$264,982
Net cash used in investing activities	(65,535)	(37,968)	(283,404)
Net cash provided by financing activities	64,455	11,325	195,804
Net increase in cash and cash equivalents	$53,343	$87,617	$177,382

Cash Flows from Operating Activities

Net cash provided by operating activities of $265.0 million was comprised of net income and the net effect of significant non-cash items. The primary working capital sources of cash were driven mainly by an increase in customer obligations primarily from funds received from the Federal agencies, employer clients prefunds for FSA and HRA accounts, COBRA and Commuter programs. Funds received from employer clients for COBRA programs were due to the transition of Ceridian's COBRA and direct bill portfolio to the Company in 2016. Furthermore, the increase in funds received for Commuter programs were due to the maximum pre-tax monthly benefit for transit and vanpooling increasing from $130 in 2015 to $255 in 2016, as well as a larger commuter client base.

Net cash provided by operating activities increased in 2015 as compared to 2014 by $59.8 million, due primarily to a $4.7 million increase in profits and a $36.7 million increase in cash provided by our working capital. Cash from operating activities in 2015 resulted primarily from our net income of $23.0 million being adjusted for the following non-cash items:  $6.7 million for depreciation, $27.6 million for amortization and change in contingent consideration and $20.6 million for stock-based compensation expense. Cash from operating activities in 2015 compared to 2014 was further increased by changes in our working capital due primarily to an $18.9 million increase in customer obligation as well as a $2.4 million increase in accounts payable and accrued expenses due to the increase in prefunds and timing of payments to transit agencies.

Cash Flows from Investing Activities

Net cash used in investing activities increased in 2016 as compared to 2015 by $245.4 million, due primarily to an increase in cash consideration for business acquisition of $224.5 million, in which $234.0 million was paid, net of cash received, for the acquisition of ADP CHSA/COBRA Business in 2016 and $9.4 million paid in 2015, for CONEXIS, for the amount held back to cover for any indemnification losses incurred by us, which we are entitled to recover. Cash used in investing activities was further increased by $20.7 million due to cash payments for the acquisition of intangible assets for the transition of Ceridian’s COBRA and direct bill portfolios to the Company. These increases were partially offset by a decrease of $0.2 million in capital expenditures.

Net cash used in investing activities decreased in 2015 as compared to 2014 by $27.6 million, due primarily to a decrease in cash consideration for business acquisitions of $34.9 million, in which $44.3 million was paid for the acquisition of CONEXIS in 2014 and $9.4 million was paid in 2015 for the amount held back to cover for any indemnification losses incurred by us, which we are entitled to recover. This decrease was offset by increased expenditures of $6.9 million for internal use software and project costs for the new CONEXIS office.

Cash Flows from Financing Activities

Net cash provided by financing activities increased in 2016 as compared to the 2015 by $184.5 million, due primarily to an increase in proceeds from long-term debt of $169.7 million, net of debt issuance costs, from our revolving credit facility to finance the acquisition of ADP CHSA/COBRA Business in 2016. It was further increased by proceeds from exercise of stock options, an increase in the excess tax benefit related to stock-based compensation arrangements, offset by a decrease in payments related to contingent consideration and payments made for share repurchase activities in 2016.

Net cash provided by financing activities decreased in 2015 as compared to 2014 by $53.1 million, due primarily to a decrease in proceeds from long-term debt of $49.7 million related to borrowings under our revolving credit facility to partially fund the acquisition of CONEXIS in 2014. There were no borrowings under the revolving credit facility in 2015. Cash provided by financing activities was further decreased by payments of $5.0 million for share repurchase activities in 2015.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$249,500	$—	$—	$249,500	$—
Interest on long-term debt obligations (2)	16,503	4,811	9,622	2,070	—
Operating lease obligations (3)	47,317	8,654	16,663	15,809	6,191
Purchase Commitments (4)	559	559	—	—	—
Total	$313,879	$14,024	$26,285	$267,379	$6,191

(1)
As of December 31, 2016, maximum borrowings under the revolving credit facility are $250.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At December 31, 2016, we had $249.5 million of outstanding principal which is recorded net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of December 31, 2016 of 1.90% per annum on a $249.5 million principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

(4)	Purchase commitments related to leasehold improvements at one of our office facilities.

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

As of December 31, 2016, we had cash and cash equivalents of $678.3 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2016, we had outstanding principal of $249.5 million under our credit facility. Each loan under the credit facility bears interest at a base rate determined in accordance with the credit agreement, or at our option, a LIBOR rate determined in accordance with the credit agreement, plus a spread of 1.25% to 1.75%, as of December 31, 2016. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
WageWorks, Inc.:
We have audited the accompanying consolidated balance sheets of WageWorks, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WageWorks, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WageWorks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
WageWorks, Inc.:
We have audited WageWorks, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WageWorks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, WageWorks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired the ADP CHSA/COBRA Business on November 28, 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, the ADP CHSA/COBRA Business’ internal control over financial reporting which represented less than 5% of total assets and total revenues as of and for the year ended December 31, 2016, after excluding goodwill and intangible assets recorded upon the ADP CHSA/COBRA Business acquisition. The recognition of goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting. Our audit of the internal control over financial reporting of the company also excluded an evaluation of the internal control over financial reporting of the ADP CHSA/COBRA Business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WageWorks, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California
February 23, 2017

WAGEWORKS, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$500,918	$678,300
Restricted cash	332	332
Accounts receivable, net	72,271	92,888
Prepaid expenses and other current assets	13,254	19,422
Total current assets	586,775	790,942
Property and equipment, net	47,955	56,902
Goodwill	157,109	297,409
Acquired intangible assets, net	82,616	176,489
Deferred tax assets	9,837	16,309
Other assets	4,447	5,300
Total assets	$888,739	$1,343,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$72,966
Customer obligations	400,821	603,842
Short-term contingent consideration	739	—
Other current liabilities	2,893	467
Total current liabilities	464,994	677,275
Long-term debt	78,996	248,848
Other non-current liabilities	7,780	9,131
Total liabilities	551,770	935,254
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015; 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	36	37
Additional paid-in capital	343,166	403,459
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at December 31, 2016)	(5,003)	(14,374)
Retained earnings (accumulated deficit)	(1,230)	18,975
Total stockholders' equity	336,969	408,097
Total liabilities and stockholders' equity	$888,739	$1,343,351

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2015	2016
Revenues:
Healthcare	$155,989	$176,573	$202,897
Commuter	61,776	63,895	70,163
COBRA	31,996	51,299	75,246
Other	18,071	42,549	16,407
Total revenues	267,832	334,316	364,713
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	100,226	117,170	130,224
Technology and development	27,741	43,041	45,271
Sales and marketing	44,940	50,540	57,496
General and administrative	42,884	54,093	63,732
Amortization and change in contingent consideration	20,992	27,618	34,097
Employee termination and other charges	—	1,913	1,147
Total operating expenses	236,783	294,375	331,967
Income from operations	31,049	39,941	32,746
Other income (expense):
Interest income	5	153	406
Interest expense	(1,612)	(1,925)	(2,192)
Other income (expense)	743	(182)	1,221
Income before income taxes	30,185	37,987	32,181
Income tax provision	(11,943)	(15,037)	(11,976)
Net income	$18,242	$22,950	$20,205
Net income per share:
Basic	$0.52	$0.64	$0.56
Diluted	$0.50	$0.63	$0.54
Shares used in computing net income per share:
Basic	35,145	35,784	36,404
Diluted	36,330	36,595	37,210

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	34,746	$35	—	—	$270,519	$(42,422)	228,132
Exercise of stock options	648	1	—	—	6,743	—	6,744
Issuance of common stock under Employee Stock Purchase Plan	60	—	—	—	2,100	—	2,100
Issuance of restricted stock units, net of shares withheld for employee taxes	25	—	—	—	(785)	—	(785)
Tax benefit from the exercise of stock options	—	—	—	—	10,433	—	10,433
Stock-based compensation	—	—	—	—	14,558	—	14,558
Net income	—	—	—	—	—	18,242	18,242
Balance at December 31, 2014	35,479	$36	—	$—	$303,568	$(24,180)	$279,424
Exercise of stock options	465	—	—	—	6,598	—	6,598
Issuance of common stock under Employee Stock Purchase Plan	54	—	—	—	2,145	—	2,145
Issuance of restricted stock units, net of shares withheld for employee taxes	57	—	—	—	(949)	—	(949)
Tax benefit from the exercise of stock options	—	—	—	—	11,198	—	11,198
Treasury stock acquired	—	—	(119)	(5,003)	—	—	(5,003)
Stock-based compensation	—	—	—	—	20,606	—	20,606
Net income	—	—	—	—	—	22,950	22,950
Balance at December 31, 2015	36,055	$36	(119)	$(5,003)	$343,166	$(1,230)	$336,969
Exercise of stock options	926	1	—	—	16,069	—	16,070
Issuance of common stock under Employee Stock Purchase Plan	53	—	—	—	2,194	—	2,194
Issuance of restricted stock units, net of shares withheld for employee taxes	213	—	—	—	(6,109)	—	(6,109)
Tax benefit from the exercise of stock options	—	—	—	—	17,871	—	17,871
Treasury stock acquired	—	—	(226)	(9,371)	—	—	(9,371)
Stock-based compensation	—	—	—	—	30,268	—	30,268
Net income	—	—	—	—	—	20,205	20,205
Balance at December 31, 2016	37,247	$37	(345)	$(14,374)	$403,459	$18,975	$408,097

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income	$18,242	$22,950	$20,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,386	6,671	8,473
Amortization and change in contingent consideration	20,992	27,618	34,000
Stock-based compensation expense	14,558	20,606	30,268
Loss on disposal of fixed assets	98	1,096	273
Provision for doubtful accounts	(367)	396	1,527
Deferred taxes	10,582	13,066	(6,472)
Excess tax benefit related to stock-based compensation arrangements	(10,433)	(11,198)	(17,871)
Changes in operating assets and liabilities:
Accounts receivable	(20,969)	(18,214)	(22,144)
Prepaid expenses and other current assets	(2,743)	961	11,802
Other assets	(2,877)	2,084	(853)
Accounts payable and accrued expenses	2,684	5,062	3,669
Customer obligations	19,480	38,370	203,021
Other liabilities	790	4,792	(916)
Net cash provided by operating activities	54,423	114,260	264,982
Cash flows from investing activities:
Purchases of property and equipment	(21,200)	(28,141)	(28,319)
Cash consideration for business acquisitions, net of cash acquired	(44,334)	(9,445)	(233,965)
Cash paid for acquisition of intangible assets	—	(382)	(21,120)
Change in restricted cash	(1)	—	—
Net cash used in investing activities	(65,535)	(37,968)	(283,404)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance cost	49,663	(366)	169,693
Proceeds from exercise of common stock options	6,744	6,598	16,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,100	2,145	2,194
Payment of contingent consideration	(4,485)	(3,247)	(653)
Payment for treasury stock acquired	—	(5,003)	(9,371)
Excess tax benefit related to stock-based compensation arrangements	10,433	11,198	17,871
Net cash provided by financing activities	64,455	11,325	195,804
Net increase in cash and cash equivalents	53,343	87,617	177,382
Cash and cash equivalents at beginning of the year	359,958	413,301	500,918
Cash and cash equivalents at end of the year	$413,301	$500,918	$678,300
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$866	$2,542	$1,809
Taxes	836	455	5,534
Noncash financing and investing activities:
Accrued capital expenditures	556	800	2,412
See accompanying Notes to the Consolidated Financial Statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of WageWorks, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the Consolidated Financial Statements and related disclosure in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combination, allowances for doubtful accounts, estimates of future cash flows associated with assets, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation, the assumptions used for software and web site development cost classification, and valuation and impairments of goodwill and long-lived assets. Actual results may differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of financial instruments approximates fair value because of their short maturity. Other financial instruments not measured at fair value on the Company’s consolidated balance sheet at December 31, 2016, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses and debt under the line of credit with certain lenders. The estimated fair value of such instruments at December 31, 2016 approximates their carrying value as reported on the consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

The contingent consideration payables related to the acquisitions of Benefit Concepts, Inc. (“BCI”) Crosby Benefit Systems, Inc. (“CBS”) were recorded at fair value on the acquisition date and are adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable resulted from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure was based on significant inputs that are not observable in the market, they are categorized as Level 3. The final contingent consideration payment for BCI was paid during the first quarter of 2016.

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Contingent Consideration BCI	Contingent Consideration CBS
Balance at December 31, 2014	$2,705	$1,170
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	104	7
Payment of contingent consideration	(2,070)	(1,177)
Balance at December 31, 2015	$739	$—
Gains or losses included in earnings:
Losses on revaluation of contingent consideration	11	—
Payment of contingent consideration	(750)	—
Balance at December 31, 2016	$—	$—

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

The Company recorded a $0.1 million and an immaterial charge related to the change in fair value of the contingent considerations during 2015 and 2016, respectively, as a result of accretion charges due to the passage of time.

Accounts Receivable

Accounts receivable represent both amounts receivable in relation to fees for the Company’s services and unpaid amounts by customers for benefit services of participants provided by third-party vendors, such as transit agencies and healthcare providers. The Company provides for an allowance for doubtful accounts by reference to reserves for specific accounts. The Company reviews its allowance for doubtful accounts quarterly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2014, 2015 and 2016 were not significant.

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

The Company capitalizes interest on major construction or acquisition projects where the financial statement effect of capitalization versus current expense recognition is likely to be material. Capitalized interest related to software and development costs were immaterial for the three years ended December 31, 2016.

Accounting for Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Long-lived assets consist primarily of software development costs, office equipment, leasehold improvements and definite-lived assets. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in any of the years ended December 31, 2014, 2015 and 2016.

Acquisitions and Goodwill

The cost of acquisition is allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition.

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events (none of which occurred in 2015 or 2016) that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more-likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. At December 31, 2016, the Company completed its annual goodwill impairment assessment and management concluded that goodwill is not impaired and the two-step goodwill impairment test was not deemed necessary.

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

The Company then records a valuation allowance to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:
• The nature and history of current or cumulative financial reporting income or losses;
• Sources of future taxable income;
• The anticipated reversal or expiration dates of the deferred tax assets; and
• Tax planning strategies.

The Company takes a two-step approach to recognizing and measuring the financial statement benefit of uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement of the audit. The Company classifies interest and penalties on unrecognized tax benefits as income tax expense or benefit.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, COBRA and Other revenue. Healthcare and Commuter include revenues generated from benefit service fees based on employee participant levels and interchange and other commission revenues. Interchange and other commission revenues are based on a percentage of total healthcare and commuter dollars transacted pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ Health Reimbursement Arrangements (“HRAs”), and certain healthcare Flexible Spending Accounts (“FSAs”). Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

The Company recognizes revenue when collectability is reasonably assured, service has been performed, persuasive evidence of an arrangement exists, and there is a fixed or determinable fee.

Benefit service fees are recognized on a monthly basis as services are rendered and earned under service arrangements where fees and commissions are fixed or determinable and collectability is reasonably assured. Benefit service fees are based on a fee for service model (e.g., monthly fee per participant) in which revenue is recognized on a monthly basis as services are rendered under price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Fees received for initial setup of clients and annual renewal fees are deferred and recognized on a monthly basis as services are rendered over the agreed benefit period. Contracts with initial setup fees generally have an initial term of one year. The agreed benefit period means the length of the benefit plan year, which is one year. The initial setup fees and annual renewal fees are not considered separable from the ongoing services provided for which benefit service fees are earned.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to restricted stock unit awards and stock options based on the estimated fair value of the award at the grant date. Stock-based compensation is recognized an expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis (see Note 11 – Employee Benefit Plans)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts With Customer, among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09.
The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.
We are in the process of reviewing our significant contracts in effect during the adoption period and are evaluating the impact of certain aspects of the new standard.  Based on these initial reviews, we have identified the following areas of focus:  evaluation of setup services and associated fees; treatment of variable consideration for certain revenue streams; and consideration of treatment of costs to obtain a contract.  We also expect the new standard to require us to provide additional footnote disclosures upon adoption.  We anticipate completing our assessment process by the end of the third quarter of fiscal 2017.  We will adopt the new standard in the first quarter of fiscal 2018 and are currently making an assessment of the adoption method.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing what impact, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB Issued Accounting Standards Update No 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt ASU 2016-09 on a prospective basis in the first quarter of fiscal 2017 which is expected to have an impact on the recording of excess tax benefits in the consolidated balance sheets and consolidated statements of income, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impact is dependent upon future grants, the Company's future stock price in relation to the fair value of awards on the grant date and the stock option exercise behavior. The Company is currently assessing the impact of the remaining provisions of this guidance.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

(2)	Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2014	2015	2016
Numerator for basic net income per share:
Net income	$18,242	$22,950	$20,205
Denominator for basic net income per share:
Weighted-average common shares outstanding	35,145	35,784	36,404
Basic net income per share	$0.52	$0.64	$0.56

Numerator for diluted net income per share:
Net income	$18,242	$22,950	$20,205
Denominator for diluted net income per share:
Weighted-average common shares outstanding	35,145	35,784	36,404
Dilutive stock options and restricted stock units	1,185	811	781
Dilutive vested performance restricted stock units	—	—	25
Diluted weighted-average common shares outstanding	36,330	36,595	37,210
Diluted net income per share	$0.50	$0.63	$0.54

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 1.1 million, 0.9 million and 0.9 million anti-dilutive shares for 2014, 2015 and 2016.

(3)	Acquisitions and Channel Partner Arrangements

Ceridian Channel Partner Arrangement

In July 2013, the Company entered into a channel partner arrangement with Ceridian Corporation, or Ceridian, a global product and services company. Pursuant to the arrangement, Ceridian’s CDB account administration business for FSA and HRA was fully transitioned to the Company as of January 2015 with a final purchase price of $13.5 million. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

In September 2015, the Company entered into another agreement with Ceridian to transition their COBRA and direct bill portfolio to the Company. In April 2016, the Company has completed the transition of this portfolio. The total cash consideration paid in 2015 and 2016 was $0.4 million and $21.1 million, recorded as acquired intangible assets. This relationship also allows Ceridian as a channel partner to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to the full suite of healthcare and commuter products they have been selling.

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

Acquisition of the ADP CHSA/COBRA Business

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

On November 28, 2016, the Company completed the Asset Purchase Agreement ("APA") with Automatic Data Processing Inc. ("ADP"), a leading global provider of Human Capital Management solutions, to acquire ADP’s Consumer Health Spending Account ("CHSA"), COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash. In connection with the APA, the Company borrowed $169.9 million against its $250.0 million revolving credit facility which had a maturity date of June 5, 2020.

Purchase Price Consideration and Allocation for the ADP CHSA/COBRA Business

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to estimate the fair value of the identifiable intangible assets acquired. The following table summarizes the fair value of total consideration transferred for the acquisition, the total fair value of net identifiable assets acquired and the goodwill recorded (in thousands):

Goodwill represents the excess of the purchase consideration over the fair value of the underlying net assets acquired and liabilities assumed (amount in thousands):

Cash consideration	$235,000
Less: Fair value of net identifiable assets acquired	(94,700)
Goodwill	140,300

The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates and valuation assumptions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as of November 28, 2016:

	Weighted
	Average
	Useful Life	Amount
	(in years)	(in thousands)
Cash		$1,035
Accounts payable and accrued expenses		(1,035)
Intangible assets subject to amortization:
Customer relationships	10	93,900
Existing technology - CHSA	2	500
Existing technology - COBRA	2	300
Total estimated fair value of net identifiable assets acquired		$94,700

The unaudited pro forma condensed combined statement of income of the Company and ADP CHSA/COBRA Business for the year ended December 31, 2015 and for the nine months ended September 30, 2016 are presented as if the acquisition had closed on January 1, 2015. The pro forma information was prepared based on the historical financial statements and related notes of the Business and the Company, as adjusted for the pro forma impact of applying the acquisition method of accounting in accordance with U.S. GAAP. The unaudited pro forma condensed combined statements of income were prepared using the acquisition method of accounting with the Company treated as the acquiring entity.

The following unaudited pro forma condensed combined financial statements have been presented for informational purposes only. The pro forma data does not purport to represent what the combined Company’s results of operations actually would have been had the acquisition been completed as of the dates indicated, nor is it indicative of future operating results of the combined Company.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	Year Ended	Nine Months Ended
	December 31, 2015	September 30, 2016
	(In thousands, except per share data) (Unaudited)
Total revenue	$466,278	$358,860
Net income	$39,610	$24,664
Net income per share:
Basic	$1.11	$0.68
Diluted	$1.08	$0.67

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016 is as follows (in thousands):

Balance at December 31, 2015	$157,109
Additions: ADP CHSA/COBRA Business acquisition (see Note 3)	140,300
Balance at December 31, 2016	$297,409

Acquired intangible assets at December 31, 2015 and December 31, 2016 were comprised of the following (in thousands):

	December 31, 2015			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$124,261	$47,013	$77,248	$232,560	$60,569	$171,991
Trade names	3,880	2,405	1,475	3,880	3,078	802
Technology	13,846	11,039	2,807	14,646	11,867	2,779
Noncompete agreements	2,232	1,870	362	2,232	1,941	291
Favorable lease	1,136	412	724	1,136	510	626
Total	$145,355	$62,739	$82,616	$254,454	$77,965	$176,489

Included in the gross carrying amount in client contracts and broker relationships intangible assets as of December 31, 2016 are the additions of $20.9 million and $93.9 million related to the channel partner arrangement with Ceridian and the acquisition of ADP CHSA/COBRA Business, respectively. Amortization expense of intangible assets totaled $11.8 million, $15.7 million and $21.9 million in 2014, 2015 and 2016, respectively.

The estimated expected amortization expense in future periods at December 31, 2016 is as follows (in thousands)

2017	$25,629
2018	24,966
2019	24,043
2020	22,059
2021	19,255
Thereafter	60,537
Total	$176,489

(5)	Accounts Receivable

Accounts receivable at December 31, 2015 and 2016 was comprised of the following (in thousands):

	December 31, 2015	December 31, 2016
Trade receivables	$37,999	$54,010
Unpaid amounts for benefit services	35,343	41,287
	73,342	95,297
Less allowance for doubtful accounts	(1,071)	(2,409)
Accounts receivable, net	$72,271	$92,888

Allowance for doubtful accounts roll forward is comprised of the following (in thousands):

Allowance for Doubtful Accounts:	Balance at Beginning of Fiscal Year	Charged to Operations	Recoveries (Deductions)	Balance at End of Fiscal Year
Year ended December 31, 2016	$1,071	$1,480	$(142)	$2,409
Year ended December 31, 2015	767	475	(171)	1,071
Year ended December 31, 2014	467	259	41	767

(6)	Property and Equipment

Property and equipment at December 31, 2015 and 2016 was comprised of the following (in thousands):

	December 31, 2015	December 31, 2016
Computers and equipment	$14,461	$16,419
Software and capitalized software development costs	92,898	108,190
Furniture and fixtures	5,083	6,784
Leasehold improvements	13,594	19,478
	126,036	150,871
Less accumulated depreciation and amortization	(78,081)	(93,969)
Property and equipment, net	$47,955	$56,902

During 2014, 2015 and 2016, the Company capitalized software development costs of $16.5 million, $15.7 million, and $14.8 million, respectively. Amortization expense related to capitalized software development costs was $8.8 million, $11.8 million and $12.1 million for 2014, 2015, and 2016, respectively. These costs are included in amortization and change in contingent consideration in the accompanying consolidated statements of income. At December 31, 2016, the unamortized capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets was $29.9 million.

Total depreciation expense for the years ended December 31, 2014, 2015 and 2016 was $13.2 million, $18.5 million, and $20.6 million, respectively.

(7)	Accounts Payable and Accrued Expenses

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Accounts payable and accrued expenses at December 31, 2015 and 2016 were comprised of the following (in thousands):

	December 31, 2015	December 31, 2016
Accounts payable	$2,542	$3,026
Payable to benefit providers and transit agencies	23,169	24,528
Accrued payables	11,198	18,627
Accrued compensation and related benefits	18,538	20,314
Other accrued expenses	2,891	3,379
Deferred revenue	2,203	3,092
Accounts payable and accrued expenses	$60,541	$72,966

(8)	Long-term Debt

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

On August 1, 2016, the Company entered into a first amendment to the Credit Agreement (the "Amendment") increasing the credit limit of the revolving credit facility to $250.0 million. The Amendment did not change the subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020. Subsequent to the Amendment, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection to the acquisition of ADP CHSA/COBRA Business. The interest rate applicable to the revolving credit facility as of December 31, 2016 is 1.90%. In connection with the Credit Agreement, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31, 2015	December 31, 2016
Amounts borrowed	$79,600	$249,500
Outstanding letters of credit	2,700	500
Amounts available to borrow (1)	67,700	—

(1)Amounts available to borrow at December 31, 2015 excludes $100.0 million increase option

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility.

(10)	Common Stock

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100.0 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2015, the Company repurchased 118,772 shares of common stock for a total cost of $5.0 million, or an average price of $42.13 per share. In 2016, the Company repurchased 226,170 shares of common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2016, the Company had $85.6 million available for future purchases under the stock repurchase program.

(9)	Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In 2015, the Company recognized charges in operating expenses of $1.9 million, primarily for severance costs. In 2016, the Company recognized charges of $0.2 million in the employee termination and other charges expense line item, primarily due to severance and other costs associated with the closure of an office location.

Changes in the Company’s accrued liabilities for workforce reduction costs in 2016 were as follows (dollars in thousands):

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	233
Cash paid	(416)
Ending balance as of December 31, 2016	$—

(11)	Employee Benefit Plans

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Cost of revenue	$2,227	$3,836	$6,214
Technology and development	1,209	1,190	2,536
Sales and marketing	2,466	2,724	3,127
General and administrative	8,656	12,856	18,391
Total	14,558	20,606	30,268

(a) Employee Stock Option Plan

On May 26, 2010, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. As of December 31, 2016, the 2010 Plan has a total of 6.2 million common stock shares available for issuance.

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (“2000 Plan”), provides for the issuance of options and other stock-based awards. As of December 31, 2016, the 2000 Plan has a total of 0.3

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

million options outstanding. Any forfeitures or shares remaining under the plan are canceled and not available for reissue. No further grants will be made under the 2000 Plan.

Options under the 2000 Plan and the 2010 Plan (“the Plans”) expire 10 years after the date of grant and generally vest over 4 years with 25% vesting after one year and the balance vesting monthly over the remaining period. The Company issues new shares upon the exercise of stock options.

As of December 31, 2016, there was $21.0 million of total unrecognized stock-based compensation expense associated with stock options, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2014	2015	2016
Stock options granted (in thousands)	1,026	501	825
Weighted-average fair value at date of grant	$20.06	$18.89	$18.38

Stock option activity for the year ended December 31, 2016 is as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
Outstanding at December 31, 2015	3,037	$25.18	6.41	$65,229
Granted	825	48.36
Exercised	(926)	17.36
Forfeited	(92)	47.01
Outstanding as of December 31, 2016	2,844	$33.74	7.00	$110,256
Vested and expected to vest at December 31, 2016	2,715	$33.12	6.92	$106,927
Exercisable at December 31, 2016	1,484	$21.81	5.45	$75,213

The total intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016, was $28.4 million, $17.1 million and $37.0 million, respectively. Cash received from option exercises under all share-based payment arrangements was $6.7 million, $6.6 million and $16.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. There was approximately $10.4 million, $11.2 million and $17.9 million of excess tax benefits related to stock-based compensation that was recorded to stockholders’ equity during the years ended December 31, 2014, 2015 and 2016, respectively.

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2014	2015	2016
Expected volatility	46.90%	43.48%	42.63%
Risk-free interest rate	1.87%	1.56%	1.17%
Expected term (in years)	6.09	4.74	4.87
Dividend yield	—%	—%	—%

Stock-based compensation expense is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted-average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has not paid cash dividends on its common stock. The Company estimates the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures.

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

(c) Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon either performance-based, market-based or service-based criteria.

Performance-based restricted stock units vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant's performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance criteria.

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

Generally, service-based restricted stock units vest over a four year period in equal annual installments commencing upon the first anniversary date of the grant date.

In the first quarter of 2014, 2015, and 2016, the Company granted a total of 106,500, 140,000, and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates, and other financial metrics, during a specified three year performance period for which participants have the ability to receive up to a maximum of 150%, for 2014 and 2015 grants, or 200%, for 2016 grants, of the target number of shares originally granted.

In the second quarter of 2014, the Company granted a total of 199,000 market-based performance restricted stock units to certain executive officers. The number of shares to be vested is subject to change based on certain market conditions. In the

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Stock-based compensation expense related to restricted stock units was $6.0 million, $13.0 million and $19.9 million in 2014, 2015 and 2016, respectively. Total unrecorded stock-based compensation expense at December 31, 2016 associated with restricted stock units was $29.3 million, which is expected to be recognized over a weighted-average period of 1.54 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under the 2010 Plan:

				Weighted-average grant date fair value
	Service-based RSUs	Performance-based RSUs	Market-based RSUs	Service-based RSUs	Performance-based RSUs	Market-based RSUs
	(shares in thousands)
Unvested at December 31, 2015	193	404	166	$41.89	$44.36	$49.38
Granted (1)	171	351	—	54.88	38.88	—
Vested (2)	(84)	(264)	—	39.62	24.68	—
Forfeitures	(23)	—	—	50.76	—	—
Unvested at December 31, 2016	257	491	166	$50.49	$51.03	$49.38

(1)
Includes additional shares issued as specified financial metrics for the performance-based restricted stock units, granted to certain executives in 2013, during the performance period of January 1, 2013 through December 31, 2015 were met, resulting in actual shares vesting at 150% of the target number of shares originally granted. The weighted average grant date fair value of these additional shares was $24.68.

(2)	Includes 264,000 shares vested from performance-based restricted stock units granted to certain executives in 2013 representing 150% of the target number of shares originally granted.

(d) Employee Stock Purchase Plan

In May 2012, the Company established the 2012 Employee Stock Purchase Plan (“ESPP”) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The Company issued 52,727 common stock shares for which it received $2.2 million from employee contributions during 2016. At December 31, 2016, a total of 1,534,692 shares of the Company’s common stock are available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of:

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

(e) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan (“401(k) Plan”), a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the Internal Revenue Code. The Company, at its discretion, may match up to 40%

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $1.0 million, $1.3 million, and $1.8 million for each 2014, 2015, and 2016, respectively.

(12)	Income Taxes

The Company reports income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Presently, there are no income tax examinations on-going in the jurisdictions where the Company operates.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Current:
Federal	$(9,459)	$(9,873)	$(16,370)
State	(1,539)	(3,296)	(2,089)
	(10,998)	(13,169)	(18,459)
Deferred:
Federal	(828)	(2,902)	5,740
State	(117)	1,034	743
	(945)	(1,868)	6,483
Total provision for income taxes	$(11,943)	$(15,037)	$(11,976)

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31, 2015	December 31, 2016
Deferred tax assets
Net operating loss carryforwards	1,725	1,349
Stock-based compensation	14,970	20,122
R&D and other credits	4,270	5,541
Reserves-noncurrent	7,018	8,080
Gross deferred tax assets	27,983	35,092
Deferred tax liabilities
Property and equipment	(4,123)	(4,779)
Intangible assets	(4,122)	(285)
Goodwill	(9,901)	(13,719)
Gross deferred tax liabilities	(18,146)	(18,783)

Net deferred tax assets and liabilities	9,837	16,309

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
Tax provision at U.S. statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5	5	3
Permanent items - other	1	1	1
R&D credits	—	(1)	(2)
Other	(1)	—	—
Provision (benefit) for tax	40%	40%	37%

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. The Company has concluded there was sufficient positive evidence at the end of 2014, 2015 and 2016 to continue to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At December 31, 2016, unrecognized tax benefits approximated $4.7 million, which would impact income tax expense if recognized. Included in the balance at December 31, 2016 is $0.2 million of current year tax positions, which would affect the Company’s income tax expense if recognized. The Company does not anticipate that any adjustments would result in a material change to its financial position within the next twelve months. For the years ended December 31, 2014,  2015 and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Balance, beginning of year	3,716	4,109	4,429
Increase in tax positions for prior years	—	134	201
Decrease in tax positions for prior years	(90)	—	—
Increase in tax positions for current year	483	319	236
Other decreases	—	(133)	(136)
Balance, end of year	$4,109	$4,429	$4,730

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2002 through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2016, the Company has federal and state operating loss carryforwards of approximately $0.1 million and $22.7 million, respectively, available to offset future regular and alternative minimum taxable income. The Company’s state net operating loss carryforward is on a post-apportionment basis. The Company’s federal net operating loss carryforwards expire in the year 2033, if not utilized. The state net operating loss carryforwards expire in the years 2017 through 2033.

In addition, the Company had federal and California and other state research and development credit carryforwards of approximately $6.6 million and $3.5 million, respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2023 through 2036, if not fully utilized. The state research credit carries forward indefinitely for the state of California and other states begin to expire in years 2035 through 2036. In addition, we have $0.1 million of state investment tax credits that will begin to expire in years 2017 through 2019, if not fully utilized.

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

The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. During 2016, the Company recorded approximately $17.9 million of excess tax benefits related to stock-based compensation that was credited to stockholders’ equity during the year.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

(13)	Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2023. Future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $11.8 million, are as follows (in thousands):

As of December 31, 2016
2017	8,654
2018	8,339
2019	8,324
2020	8,118
2021	7,691
Thereafter	6,191
Total future minimum lease payments	$47,317

Rent expense was $4.7 million, $7.6 million, and $7.1 million for 2014, 2015, and 2016 respectively. Sublease income for 2016 was $0.7 million and there was no sublease income recognized in 2014 and 2015. As of December 31, 2016 the Company has no future minimum lease payments under capital leases.

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

The National Flex Trust (“the Trust”), established by one of the previously acquired entities of the Company, is to provide reimbursement of qualified expenses to plan participants under certain employer plans that have contracted with the Company to provide the plan services using a custodial account (“the Trust Account”). The client is responsible for maintaining the employer plan for their participants, including the establishment of eligibility and paying all eligible claim amounts owed to their participants. The Company is an independent contractor engaged to perform administration services. As an administrator, the Company does not have the power to direct the activities of the Trust that would most significantly impact the Trust’s economic performance.

Under a Management Agreement for Services to the Trust, the Company provides services to the Trust, including accounting, treasury, tax, administration, and management. The Trust pays the Company monthly for the services provided based on plan participants and/or debit cards administered. For the past several years, the Trust’s earnings have been insufficient to cover these costs and, consequently, the Company has not recognized these fees during this period. Trust expenses subsidized by the Company were $100,000, $71,000 and $80,000 in 2014, 2015 and 2016, respectively.

The Company has a long-term receivable due from the Trust totaling $1.0 million which the Trust holds with its banks, as a security deposit for the settlement of participant claims. The Company has recorded this receivable within other assets on its consolidated balance sheets.

(15)	Selected Quarterly Financial Data (unaudited)

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	Fiscal Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Revenues:
Healthcare	$47,289	$43,814	$42,204	$43,266	$50,370	$48,070	$48,478	$55,979
Commuter	15,897	16,028	16,003	15,967	17,376	17,383	17,580	17,824
COBRA	12,570	12,313	12,229	14,187	15,406	17,879	18,670	23,291
Other	9,540	10,602	12,724	9,683	3,850	4,393	4,196	3,968
Total revenues	85,296	82,757	83,160	83,103	87,002	87,725	88,924	101,062
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	32,071	29,775	26,364	28,960	31,260	28,411	30,566	39,987
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	37,281	39,472	37,147	35,687	38,366	42,985	41,972	44,323
Amortization and change in contingent consideration	6,279	6,732	6,935	7,672	7,445	11,695	6,944	8,013
Total operating expenses	75,631	75,979	70,446	72,319	77,071	83,091	79,482	92,323
Income from operations	9,665	6,778	12,714	10,784	9,931	4,634	9,442	8,739
Other, net	(507)	(370)	(281)	(796)	(323)	(306)	(326)	390
Income before income taxes	9,158	6,408	12,433	9,988	9,608	4,328	9,116	9,129
Income tax provision	(3,519)	(2,890)	(4,835)	(3,793)	(3,812)	(1,475)	(3,222)	(3,467)
Net income	$5,639	$3,518	$7,598	$6,195	$5,796	$2,853	$5,894	$5,662
Net income per share:
Basic	$0.16	$0.10	$0.21	$0.17	$0.16	$0.08	$0.16	$0.15
Diluted	$0.15	$0.10	$0.21	$0.17	$0.16	$0.08	$0.16	$0.15
Shares used in computing net income per share:
Basic	35,555	35,761	35,880	35,936	35,916	36,361	36,605	36,727
Diluted	36,668	36,596	36,516	36,597	36,529	37,195	37,454	37,652

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control - Integrated Framework (2013). The Company acquired the ADP CHSA/COBRA Business on November 28, 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, the ADP CHSA/COBRA Business’ internal control over financial reporting which represented less than 5% of total assets and total revenue as of and for the year ended December 31, 2016, after excluding goodwill and intangible assets recorded upon the acquisition of the ADP CHSA/COBRA Business. The recognition of goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting. See Note 3-Acquisitions and Channel Partner Arrangements to our consolidated financial statements included in Item-8-Financial Statements and Supplementary Data of this report for pro forma information. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of  this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K that is found in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders is incorporated by reference to our 2017 Proxy Statement. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference to our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated by reference to our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated by reference to our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference to our 2017 Proxy Statement.

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

WAGEWORKS, INC.

Date: February 23, 2017	By:	/s/ COLM M CALLAN
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

SIGNATURE	TITLE	DATE
/ S / JOSEPH L JACKSON	Chief Executive Officer	February 23, 2017
Joseph L. Jackson	and Director (Principal Executive Officer)

/ S / COLM M CALLAN	Chief Financial Officer (Principal Financial Officer)	February 23, 2017
Colm Callan

/ S / THOMAS A BEVILACQUA	Director	February 23, 2017
Thomas A. Bevilacqua

/ S / BRUCE G BODAKEN	Director	February 23, 2017
Bruce G. Bodaken

/ S / MARIANN BYERWALTER	Director	February 23, 2017
Mariann Byerwalter

/ S / JEROME D GRAMAGLIA	Director	February 23, 2017
Jerome D. Gramaglia

/ S / JOHN W LARSON	Director	February 23, 2017
John W. Larson

/ S / EDWARD C NAFUS	Director	February 23, 2017
Edward C. Nafus

/ S / ROBERT L METZGER	Director	February 23, 2017
Robert L Metzger

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	7/19/2011
3.2	Amended and Restated Bylaws of Registrant	S-1	333-173709	3.4	7/19/2011
4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	7/19/2011
4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	7/19/2011
10.1*	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	7/19/2011
10.2*	Amended and Restated 2010 Equity Incentive Plan	8-K	001-35232	10.1	4/17/2013
10.3*	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	7/19/2011
10.4*	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	4/25/2011
10.5*	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	4/25/2011
10.6*	2012 Employee Stock Purchase Plan	10-K	001-35232	10.6	2/27/2013
10.6A	Registration statement for Amended and Restated 2010 Equity Incentive Plan and 2012 Employee Stock Purchase Plan	S-8	001-35232	10.6A	5/15/2015
10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	3/7/2012
10.8*	Second Amended and Restated Employment Agreement, dated as of November 23, 2010, between Registrant and Joseph L. Jackson	S-1	333-173709	10.8	6/8/2011
10.9*	Form of Amended and Restated Executive Severance Benefit Agreement Purchase Plan	S-1	333-173709	10.9	4/25/2011
10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	4/25/2011
10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	3/7/2012
10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	3/7/2012
10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	9/24/2012
10.10D	Credit Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	2/27/2013
10.10E	First Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated July 21, 2014	10-K	001-35232	10.10E	2/26/2015
10.10F	Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated June 5, 2015	10-K	001-35232	10.10F	2/25/2016

10.10G
First Amendment to the Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated August 1, 2016.
		10-Q	001-35232	10.10G	11/9/2016
10.11	Sublease Agreement between Oracle USA, Inc. and Registrant, dated as of September 13, 2006	S-1	333-173709	10.11	4/25/2011
10.12	First Amendment to Sublease between Oracle USA, Inc. and Registrant, dated as of October 30, 2006	S-1	333-173709	10.12	4/25/2011
10.13	Commercial Building Lease, by and between Applied Buildings, LLC and HCAP Strategies, Inc., dated as of December 17, 2004	S-1	333-173709	10.13	4/25/2011
10.14	Assignment and Assumption of Lease, between, HCAP Strategies, Inc. and Registrant, dated as of May 16, 2005	S-1	333-173709	10.14	4/25/2011
10.15	Amendment to Commercial Building Lease, between Applied Buildings, LLC and Registrant, dated as of September 8, 2005	S-1	333-173709	10.15	4/25/2011
10.16	Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of July 23, 2007	S-1	333-173709	10.16	4/25/2011
10.17	First Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of May 24, 2010	S-1	333-173709	10.17	4/25/2011
10.18	Second Amendment to Lease, by and between Phoenix Investors #25, L.L.C. and Registrant, dated as of August 31, 2010	S-1	333-173709	10.18	4/25/2011
10.25	Second Amendment to Sublease between Oracle America, Inc. and Registrant, dated as of May 1, 2011	S-1	333-173709	10.25	6/8/2011
10.26	Lease Agreement by and between Liberty Property Limited Partnership and Registrant, dated as of March 26, 2014	10-K	001-35232	10.26	2/26/2015
10.27	Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefits Administrators, LP, dated as of August 26, 2004	10-K	001-35232	10.27	2/26/2015
10.27A	First Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of December 1, 2004	10-K	001-35232	10.27A	2/26/2015
10.27B	Second Amendment to Lease by and between Corporate Center Phase II Limited Partnership and CONEXIS Benefit Administrators, LP, dated as of October 20, 2005	10-K	001-35232	10.27B	2/26/2015

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
		10-K	001-35232	10.27C	2/26/2015
10.27D	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and Registrant, dated as of July 31, 2014	10-K	001-35232	10.27D	2/26/2015
10.28	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated April 10, 2014	10-Q	001-35232	10.28	5/5/2015
10.28A	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated February 9, 2015	10-Q	001-35232	10.28A	5/5/2015
10.28B	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated March 25, 2015	10-Q	001-35232	10.28B	5/5/2015
10.29*	Executive Bonus Plan	8-K	001-35232	10.2	4/17/2013
21.1	List of subsidiaries of Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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