Form 10-Q
period 2017-03-31
WAGEWORKS, INC.
filed 2017-05-04
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 37,232,135 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$609,416	$678,300
Restricted cash	332	332
Accounts receivable, net	135,459	92,888
Prepaid expenses and other current assets	16,721	19,422
Total current assets	761,928	790,942
Property and equipment, net	57,258	56,902
Goodwill	297,409	297,409
Acquired intangible assets, net	167,725	176,489
Deferred tax assets	16,539	16,309
Other assets	4,942	5,300
Total assets	$1,305,801	$1,343,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$95,593	$72,966
Customer obligations	525,040	603,842
Other current liabilities	196	467
Total current liabilities	620,829	677,275
Long-term debt	246,395	248,848
Other non-current liabilities	10,916	9,131
Total liabilities	878,140	935,254
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 37,477 shares issued and 37,132 shares outstanding at March 31, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	38	37
Additional paid-in capital	411,696	403,459
Treasury stock at cost (345 shares at March 31, 2017 and December 31, 2016)	(14,374)	(14,374)
Retained earnings	30,301	18,975
Total stockholders’ equity	427,661	408,097
Total liabilities and stockholders’ equity	$1,305,801	$1,343,351

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Healthcare	$73,996	$50,370
Commuter	18,352	17,376
COBRA	28,297	15,406
Other	4,362	3,850
Total revenues	125,007	87,002
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	47,204	31,260
Technology and development	15,339	9,831
Sales and marketing	16,061	13,920
General and administrative	20,565	14,615
Amortization and change in contingent consideration	9,533	7,445
Employee termination and other charges	731	—
Total operating expenses	109,433	77,071
Income from operations	15,574	9,931
Other income (expense):
Interest income	67	86
Interest expense	(1,365)	(405)
Other income (expense)	(216)	(4)
Income before income taxes	14,060	9,608
Income tax provision	(2,962)	(3,812)
Net income	$11,098	$5,796
Net income per share:
Basic	$0.30	$0.16
Diluted	$0.29	$0.16
Shares used in computing net income per share:
Basic	37,025	35,916
Diluted	38,441	36,529

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$11,098	$5,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,491	1,778
Amortization and change in contingent consideration	9,533	7,348
Stock-based compensation expense	7,969	5,991
Loss on disposal of fixed assets	72	20
Provision for doubtful accounts	2,395	801
Excess tax benefit related to stock-based compensation arrangements	—	(3,812)
Changes in operating assets and liabilities:
Accounts receivable	(44,966)	(18,113)
Prepaid expenses and other current assets	5,360	(1,296)
Other assets	358	105
Accounts payable and accrued expenses	22,366	5,346
Customer obligations	(78,802)	73,793
Other liabilities	1,559	1,283
Net cash (used in) provided by operating activities	(60,567)	79,040
Cash flows from investing activities:
Purchases of property and equipment	(5,576)	(3,333)
Cash paid for acquisition of intangible assets	(397)	(7,629)
Net cash used in investing activities	(5,973)	(10,962)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,071	4,697
Proceeds from issuance of common stock under Employee Stock Purchase Plan	769	511
Payment of debt	(2,500)	—
Payment of contingent consideration	—	(653)
Payment for treasury stock acquired	—	(9,371)
Taxes paid related to net share settlement of stock-based compensation arrangements	(4,684)	(5,551)
Excess tax benefit related to stock-based compensation arrangements	—	3,812
Net cash used in financing activities	(2,344)	(6,555)
Net (decrease) increase in cash and cash equivalents	(68,884)	61,523
Cash and cash equivalents at beginning of period	678,300	500,918
Cash and cash equivalents at end of period	$609,416	$562,441
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,258	$358
Income Taxes	$171	$1,555
Noncash financing and investing activities:
Accrued capital expenditures	$523	$6,571
໿

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1     Summary of Business and Significant Accounting Policies

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

Basis of Presentation

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements and the related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2017.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2016 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2016 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q, was derived from audited financial statements. Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the current year’s presentation as a result of the adoption of new accounting guidance ASU 2016-09.

Other than the adoption of ASU 2016-09, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the Condensed Consolidated Financial Statements and related disclosure in conformity with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combinations, allowances for doubtful accounts, estimates of future cash flows associated with assets, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation, the assumptions used for software and website development cost classification, and valuation and impairments of goodwill and long-lived assets. Actual results may differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of financial instruments approximates fair value because of their short maturity. Other financial instruments not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2017, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at March 31, 2017 approximates their carrying value as reported on the consolidated balance sheets. The fair value of

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

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

Recent Accounting Pronouncements

Recent Adopted Accounting Guidance

In March 2016, the FASB Issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when an award vests or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as financing activity but should be classified as operating activities. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $0.2 million to deferred tax assets and an offset to the opening retained earnings of $0.2 million in the condensed consolidated balance sheets. For the three months ended March 31, 2017, the Company recorded excess tax benefits in the amount of $2.6 million within our provision for income taxes in the condensed consolidated statements of income.

For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2017. Prior period classification of cash flows related to excess tax benefits were not adjusted.

The Company elected to retrospectively apply the presentation requirements for cash flows related to employee taxes paid for withheld shares to be presented as financing activities. The condensed consolidated statement of cash flows for the three months ended March 31, 2016 was reclassified with a $5.6 million increase in net cash provided by operating activities and a decrease in net cash used in financing activities.

Further, the Company did not elect an accounting change to record forfeitures as they occur. The Company continues to estimate forfeitures at each period.

Recent Issued Accounting Pronouncements

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

The Company is in the process of reviewing our significant contracts in effect during the adoption period and is evaluating the impact of certain aspects of the new standard.  Based on these initial reviews, the Company has identified the following areas of focus: evaluation of setup services and associated fees; treatment of variable consideration for certain revenue streams; and consideration of treatment of costs to obtain a contract.  The Company also expects the new standard to require us to provide additional footnote disclosures upon adoption.  The Company anticipates completing its assessment process by the end of the third quarter of fiscal 2017.  The Company will adopt the new standard in the first quarter of fiscal 2018 and is currently making an assessment of the adoption method.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing what impact, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim period within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017, that are of significance or potential significance to the Company.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended March 31,
	2017	2016
Numerator for basic net income per share:
Net income	$11,098	$5,796
Denominator for basic net income per share:
Weighted-average common shares outstanding	37,025	35,916
Basic net income per share	$0.30	$0.16

Numerator for diluted net income per share:
Net income	$11,098	$5,796
Denominator for diluted net income per share:
Weighted-average common shares outstanding	37,025	35,916
Dilutive stock options and restricted stock units	1,357	515
Dilutive vested performance restricted stock units	59	98
Diluted weighted-average common shares outstanding	38,441	36,529
Diluted net income per share	$0.29	$0.16

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. The Company excluded 0.6 million and 1.4 million anti-dilutive shares in the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively.

Note 3     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three months ended March 31, 2017.

Intangible Assets

Acquired intangible assets at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$230,299	$66,572	$163,727	$232,560	$60,569	$171,991
Trade names	3,880	3,239	641	3,880	3,078	802
Technology	14,646	12,162	2,484	14,646	11,867	2,779
Noncompete agreements	2,232	1,959	273	2,232	1,941	291
Favorable lease	1,136	536	600	1,136	510	626
Total	$252,193	$84,468	$167,725	$254,454	$77,965	$176,489

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Amortization expense of intangible assets totaled $6.5 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the accompanying condensed consolidated statements of income.

The estimated amortization expense in future periods at March 31, 2017 is as follows (in thousands):
໿

As of March 31, 2017
Remainder of 2017	$18,866
2018	24,619
2019	23,695
2020	21,712
2021	18,908
Thereafter	59,925
Total	$167,725

Note 4    Accounts Receivable

Accounts receivable at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade receivables	$33,485	$54,010
Unpaid amounts for benefit services	106,587	41,287
	140,072	95,297
Less allowance for doubtful accounts	(4,613)	(2,409)
Accounts receivable, net	$135,459	$92,888

Note 5     Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Computers and equipment	$17,314	$16,419
Software and software development costs	111,711	108,190
Furniture and fixtures	6,786	6,784
Leasehold improvements	19,432	19,478
	$155,243	$150,871
Less accumulated depreciation and amortization	(97,985)	(93,969)
Property and equipment, net	$57,258	$56,902

During the three months ended March 31, 2017 and 2016, the Company capitalized software development costs of $4.1 million and $3.4 million, respectively. Amortization expense related to capitalized software development costs were $3.0 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the accompanying condensed consolidated statements of income. At March 31, 2017, the unamortized software development costs included in property and equipment in the accompanying condensed consolidated balance sheets were $30.9 million.

Total depreciation expense, including amortization of capitalized software development costs, for the three months ended March 31, 2017 and 2016 was $5.5 million and $4.9 million, respectively.

Note 6     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$3,164	$3,026
Payable to benefit providers and transit agencies	29,570	24,528
Accrued payables	23,709	18,627
Accrued compensation and related benefits	20,500	20,314
Other accrued expenses	3,961	3,379
Deferred revenue	14,689	3,092
Accounts payable and accrued expenses	$95,593	$72,966

Note 7     Long-term debt

As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following (dollar in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility	$250,000	$250,000
Less: Principal pay down	(2,500)	—
Less: Outstanding letters of credit	(500)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(605)	(652)
Long-term debt	$246,395	$248,848

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

On August 1, 2016, the Company entered into a first amendment to the Credit Agreement, increasing the credit limit of the revolving credit facility to $250.0 million. This amendment did not change the subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020.  Subsequent to the Amendment, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of ADP's CHSA and COBRA businesses. The interest rate applicable to the revolving credit facility as of March 31, 2017 is 2.35%. In connection with this amendment, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the amended Credit Agreement. The fees incurred are classified as a direct deduction from the long-term debt line item in the condensed consolidated balance sheets.

As of March 31, 2017, the Company had $247.0 million outstanding under the revolving credit facility and $2.5 million unused revolving credit facility still available to borrow under the Credit Agreement.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, and MUFG Union Bank, N.A., as administrative agent, to increase the size of its revolving credit facility to $400.0 million,with a $15.0 million letter of credit subfacility. All material terms of the Credit Agreement are disclosed in the Note 13 Subsequent Event.

Note 8     Organizational Efficiency Plan

In 2015, the Company initiated the organizational efficiency plan and continued to evaluate ways to improve business processes to ensure that operations align with its strategy and vision for the future. The Company integrated operations and consolidated certain positions resulting in employee headcount reductions during the three months ended March 31, 2017, and recognized a charge of $0.7 million as employee termination and other charges. The Company recorded these costs within accrued expenses in the accompanying condensed consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs during the three months ended March 31, 2017 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2016	$—
Employee termination and other charges	731
Cash paid	(312)
Others	(34)
Ending balance as of March 31, 2017	$385

Note 9     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$1,723	$1,150
Technology and development	618	485
Sales and marketing	774	707
General and administrative	4,854	3,649
Total	$7,969	$5,991

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of March 31, 2017, the 2010 Plan has a total of 7.4 million common stock shares available for issuance.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended March 31,
	2017	2016
Stock options granted (in thousands)	518	496
Weighted-average fair value at date of grant	$26.74	$16.62

Stock option activity for the three months ended March 31, 2017 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,844	$33.74	7.00	$110,256
Granted	518	72.69
Exercised	(118)	34.46
Forfeited	(109)	54.50
Outstanding as of March 31, 2017	3,135	$39.42	7.21	$103,234
Vested and expected to vest at March 31, 2017	3,002	$38.71	7.14	$100,996
Exercisable at March 31, 2017	1,593	$23.83	5.55	$77,215

As of March 31, 2017, there was $29.5 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of 2.9 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	40.20%	42.88%
Risk-free interest rate	1.87%	1.09%
Expected term (in years)	4.74	4.87
Dividend yield	—%	—%

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(c) Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Equity Incentive Plan. Restricted stock units vest upon performance-based, market-based, or service-based criteria.

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

Market-based performance restricted stock units are granted such that they vest upon the achievement of certain per share price targets of the Company’s common stock during a specified performance period. The fair market values of market-based performance restricted stock units are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated including the future daily stock price of the Company’s common stock over the specified performance period, the Company’s stock price volatility and risk-free interest rate. The amount of compensation expense is equal to the per share fair value calculated under the Monte Carlo simulation multiplied by the number of market-based performance restricted stock units granted, recognized over the specified performance period. The market-based performance restricted stock units will be eligible to vest based on the Company’s achievement of certain per share price of its common stock as reported on the New York Stock Exchange ("NYSE"), for any 20 consecutive trading day period during the specified performance period.

Generally, service-based restricted stock units vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date.

In the first quarter of 2017 and 2016, the Company granted a total of 343,000 and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% for 2017 or 200% for 2016 of the target number of shares originally granted, depending on terms of the grant agreement.

Stock-based compensation expense related to restricted stock units was $5.0 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at March 31, 2017 associated with restricted stock units was $52.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

	(Shares in thousands)			Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Market-based RSUs	Service- based RSUs	Performance- based RSUs	Market-based RSUs
Unvested at December 31, 2016	257	491	166	$50.49	$44.36	$49.38
Granted (1)	25	379	—	73.50	71.02	—
Vested (2)	(40)	(124)	—	34.70	57.10	—
Forfeited	(9)	(21)	—	58.45	58.57	—
Unvested at March 31, 2017	233	725	166	$55.41	$60.21	$49.38

(1)
Performance-based RSUs include additional shares granted as specified financial metrics for the performance-based restricted stock units, granted to certain executives in 2014, during the performance period of January 1, 2014 through December 31, 2016 were met, resulting in actual shares vesting at 141% of the target number of shares originally granted. The weighted average grant date fair value of these additional shares was $57.10. In addition, there are additional shares granted as specified financial metrics for the performance-based RSUs, which were granted to certain executives in February 2017.

(2)
Performance-based RSUs include approximately 123,750 shares vested from performance-based restricted stock units granted to certain executives in 2014 representing 141% of the target number of shares originally granted.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 10     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased 226,170 shares of common stock for a total cost of $9.4 million. As of March 31, 2017, the Company had $85.6 million available for future purchases under the stock repurchase program.

Note 11     Income Taxes

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

The income tax provision for the three months ended March 31, 2017 and 2016 was $3.0 million and $3.8 million, respectively. The Company's effective tax rate was 21.1% and 39.7% for the three months ended March 31, 2017 and 2016, respectively. The decrease in income tax provision and effective tax rate for the three months ended March 31, 2017, compared to the prior year period was due to an income tax offset related to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09. See Note 1 - Summary of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

As of March 31, 2017, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Note 12    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.5 million, are as follows (in thousands):

As of March 31, 2017
Remainder of 2017	$6,909
2018	9,243
2019	9,228
2020	9,022
2021	8,591
Thereafter	6,566
Total future minimum lease payments	$49,559

Rent expense for the three months ended March 31, 2017 and 2016 was $2.0 million and $1.6 million, respectively. Sublease income for the three months ended March 31, 2017 was $0.3 million and there was no sublease income recognized for the same periods in 2016.

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

Note 13     Subsequent event

On April 4, 2017, WageWorks, Inc., a Delaware corporation (the “Company”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, and MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, dated as of June 5, 2015, by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Agent.

The Credit Agreement provides for a $400.0 million revolving credit facility, with a $15.0 million letter of credit subfacility. The Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. The Company may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. At April 4, 2017, the Company had outstanding revolving loans in an aggregate principal amount of $247.0 million under the Credit Agreement and an undrawn letter of credit in a face amount of $500,000.

The loans bear interest, at the Company’s option, at (i) a LIBOR rate determined in accordance with the Credit Agreement, plus a margin of 1.25% to 2.250%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin of 0.250% to 1.250%, in each case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company is also obligated to pay other customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. All of the Company’s future material subsidiaries are required to guaranty its obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.

The Credit Agreement requires that the Company maintain compliance with (i) a ratio of consolidated indebtedness to consolidated adjusted EBITDA for the twelve month period ending as of the end of each fiscal quarter, calculated in accordance with the Credit Agreement, of not greater than 3.00 to 1.00 and (ii) a ratio of consolidated adjusted EBITDA to consolidated interest expense for the twelve month period ending as of the end of each fiscal quarter, calculated in accordance with the Credit Agreement, of not less than 1.50 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or tread analysis, expectations about seasonality, opportunities for portfolio purchases, acquisitions, channel partnerships and carrier relationships, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview

We are a leader in administering Consumer-Directed Benefits ("CDBs"), which empower employees to save money on taxes while also providing corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as Health Savings Accounts ("HSAs"), health and dependent care Flexible Spending Accounts (" FSAs"), Health Reimbursement Arrangements ("HRAs"), as well as Commuter Benefit Services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act ("COBRA"), and other employee benefits in the United States.

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

Critical Accounting Policies and Significant Management Estimates

Other than the adoption of ASU 2016-09, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenue

Revenue by product for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31,
	2017		2016
(Dollar in thousands)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
Revenues:
Healthcare	$73,996	59%	$50,370	58%	$23,626	47%
Commuter	18,352	15%	17,376	20%	976	6%
COBRA	28,297	23%	15,406	18%	12,891	84%
Other	4,362	3%	3,850	4%	512	13%
Total revenues	$125,007	100%	$87,002	100%	$38,005	44%

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

Revenue from healthcare revenue increased by $23.6 million, or 47% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS. The increase in healthcare revenue was further increased by the addition of new clients and growth in new employee participation for FSA and HSA and to a lesser extent, an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage.

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

Revenue from commuter revenue increased by $1.0 million, or 6% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

Revenue from COBRA revenue increased by $12.9 million, or 84% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses and the transition of the COBRA portfolio in connection with our channel partner agreement with Ceridian. The remainder of the COBRA revenue growth was due to an increase in participation by employer clients in our COBRA administration services.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Revenue from Other Revenue increased by $0.5 million or 13% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in revenue from other program incentives.

Cost of Revenues

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Cost of revenues (excluding amortization of internal use software)	$47,204	$31,260	$15,944	51%
Percent of revenue	38%	36%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $15.9 million or 51% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits associated with the headcount and outsourced services to support the acquisition of ADP's CHSA and COBRA businesses, the administration of the FSAFEDS, and new clients transitioned under the channel partner arrangement with Ceridian.

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

Operating Expenses

Technology and Development

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Technology and development	$15,339	$9,831	$5,508	56%
Percent of revenue	12%	11%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $5.5 million, or 56% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits, outsourced service costs, services and software related expenses to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian. The increase was partially offset by a decrease in costs associated with a specific development effort.

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

Sales and Marketing

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Sales and marketing	$16,061	$13,920	$2,141	15%
Percent of revenue	13%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $2.1 million or 15% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs associated with overall promotional marketing initiatives, offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

General and administrative	$20,565	$14,615	$5,950	41%
Percent of revenue	16%	17%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $6.0 million or 41% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs and facility related expenses to support the overall growth in our business and an increase in stock-based compensation expense for performance-based restricted stock units based on updated forecasts of revenue growth.

To support our continued growth, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount.

Amortization and Change in Contingent Consideration

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Amortization and change in contingent consideration	$9,533	$7,445	$2,088	28%

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

Amortization and change in contingent consideration increased by $2.1 million or 28% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in amortization resulting from the acquired intangibles from ADP's CHSA and COBRA businesses.

Employee Termination and Other Charges

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Employee termination and other charges	$731	$—	$731	100%

Employee termination and other charges increased by $0.7 million for three months ended March 31, 2017, as compared to the same period in 2016, primarily driven by our continued assessment of organizational efficiency by outsourcing our marketing initiatives which reduced our headcount.

Other Income (Expense)

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Interest income	$67	$86	$(19)	(22)%
Interest expense	(1,365)	(405)	960	237%
Other income (expense)	(216)	(4)	(212)	(5,300)%

Interest expense increased by $1.0 million or 237% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increased revolving credit facility balance in connection with the acquisition of ADP's CHSA and COBRA businesses in November 2016.  The increase in other expense for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended March 31,
(Dollar in thousands)	2017	2016	$ Change	% Change

Income before income taxes	$14,060	$9,608
Income tax provision	(2,962)	(3,812)	(850)	(22)%
Effective tax rate	21.1%	39.7%

Income tax provision decreased by $0.9 million or 22% for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an income tax offset related to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09. We recorded excess tax benefits within our provision for income taxes in the amount of $2.6 million during the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $609.4 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants.

We believe that our existing cash and cash equivalents and the available credit from our revolving credit facility will be sufficient to meet our working capital, debt, capital expenditures, and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Revolving Credit Facility (Credit Agreement)

In August 2016, we entered into a first amendment to the Credit Agreement with existing and/or new lenders, including MUFG Union Bank, N.A., as administrative agent, increasing the credit limit to $250.0 million, maturing in June 2020.  This amendment did not change the $15.0 million letters of credit subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020. This credit facility is secured by substantially all of our assets. All of our material existing and future subsidiaries are required to guarantee these obligations under the credit facility. The primarily uses of this credit facility was to fund the ADP's CHSA and COBRA businesses acquisition in November 2016 as well as for general corporate purposes. As of March 31, 2017, we have $2.5 million available to borrow under the revolving credit facility.

For the first quarter of 2017, there were no shares of common stock repurchased. As of March 31, 2017, $85.6 million remained available for repurchase under the 2015 repurchase program, which is not subject to an expiration date.

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement by and among us, the guarantors from time to time party thereto, the lenders from time to time party thereto, and MUFG Union Bank, N.A., as administrative agent, to increase the size to $400.0 million, with a $15.0 million letter of credit subfacility. The loans bear interest, at our option, at (i) a LIBOR rate determined in accordance with the Credit Agreement, plus a margin of 1.25% to 2.250%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin of 0.250% to 1.250%, in each case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. All of our future material subsidiaries are required to guaranty our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.

Cash Flows

The following table presents information regarding our cash flow activities:

	Three Months Ended March 31,
(in thousands)	2017	2016

Net cash (used in) provided by operating activities	$(60,567)	$79,040
Net cash used in investing activities	(5,973)	(10,962)
Net cash used in financing activities	(2,344)	(6,555)
Net change in cash and cash equivalents	$(68,884)	$61,523

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities was $60.6 million for the three months ended March 31, 2017, comprised of net income plus the net effect of non-cash items and changes in working capital. The primary working capital sources of cash were driven mainly by increases in accounts payable, accrued expenses and other liabilities to support our growth. The primary working capital uses of cash were due to an increase in accounts receivable because of timing of collections from an increase in revenue during the first quarter of 2017 and a decrease in customer obligations due to an increase in claim reimbursements related to FSAFEDS, transition of which was completed during the third quarter of 2016.

The non-cash items consisted mainly of amortization from acquired intangibles from 2016 acquisitions and stock-based compensation expense due to an increase in headcount and higher attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $6.0 million for the three months ended March 31, 2017, consisted mainly of $5.6 million investing in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash used in financing activities was $2.3 million for the three months ended March 31, 2017 consisted of $4.8 million in proceeds from exercises of stock options and ESPP, offset by a $2.5 million principal payment of debt and a $4.7 million of taxes paid related to net share settlement of stock-based compensation arrangements resulting from the adoption of ASU 2016-09 in the first quarter of 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	18,755	5,815	11,782	1,158	—
Operating lease obligations (3)	49,559	9,219	18,429	17,106	4,805
Total	$315,314	$15,034	$30,211	$265,264	$4,805

______________________________________________________________________________

(1)
As of March 31, 2017, maximum borrowings under the revolving credit facility are $250.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At March 31, 2017, we had $247.0 million of outstanding principal which is recorded net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of March 31, 2017 of 2.35% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit issued under our revolving credit facility, we do not have any off-balance sheet arrangements. The majority of the standby letters of credit mature in one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2017.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Subject to the limitation noted above, based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, we completed the implementation of a new enterprise resource planning (ERP) system. The implementation was completed in the normal course of business to increase efficiency and align our processes throughout the organization.  As a result of this implementation, we modified certain existing process controls as well as implemented new process controls to adapt to changes for the new ERP system. Other than the ERP implementation there has been no other significant changes in process controls during the quarter ended March 31, 2017. We will continue to assess our internal controls relating to our business and financial processes.  We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

There were no repurchases of common stock by the Company during the three months ended March 31, 2017.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: May 4, 2017	By:	/s/ COLM M CALLAN
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