Form 10-Q
period 2017-06-30
WAGEWORKS, INC.
filed 2017-08-01
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________   to  ____________

Commission File Number: 001-35232
__________________________________________________________
WAGEWORKS, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
໿

1100 Park Place, 4th Floor San Mateo, California 94403 (Address of principal executive offices, including zip code)

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

As of July 28, 2017, there were 39,700,322 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$774,766	$678,300
Restricted cash	332	332
Accounts receivable, net	119,102	92,888
Prepaid expenses and other current assets	34,338	19,422
Total current assets	928,538	790,942
Property and equipment, net	63,446	56,902
Goodwill	297,409	297,409
Acquired intangible assets, net	163,597	176,489
Deferred tax assets	16,539	16,309
Other assets	4,781	5,300
Total assets	$1,474,310	$1,343,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$101,669	$72,966
Customer obligations	528,114	603,842
Other current liabilities	198	467
Total current liabilities	629,981	677,275
Long-term debt	244,621	248,848
Other non-current liabilities	10,093	9,131
Total liabilities	884,695	935,254
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,039 shares issued and 39,694 shares outstanding at June 30, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	40	37
Additional paid-in capital	554,543	403,459
Treasury stock at cost (345 shares at June 30, 2017 and December 31, 2016)	(14,374)	(14,374)
Retained earnings	49,406	18,975
Total stockholders’ equity	589,615	408,097
Total liabilities and stockholders’ equity	$1,474,310	$1,343,351

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Healthcare	$69,988	$48,070	$143,984	$98,440
Commuter	18,058	17,383	36,410	34,759
COBRA	27,744	17,879	56,041	33,285
Other	4,084	4,393	8,446	8,243
Total revenues	119,874	87,725	244,881	174,727
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	43,401	28,411	90,605	59,671
Technology and development	14,564	11,157	29,903	20,988
Sales and marketing	14,782	14,385	30,843	28,305
General and administrative	22,625	17,130	43,190	31,745
Amortization and change in contingent consideration	9,689	11,695	19,222	19,140
Employee termination and other charges	917	313	1,648	313
Total operating expenses	105,978	83,091	215,411	160,162
Income from operations	13,896	4,634	29,470	14,565
Other income (expense):
Interest income	95	97	162	183
Interest expense	(1,695)	(409)	(3,060)	(814)
Other income (expense)	(5)	6	(221)	2
Income before income taxes	12,291	4,328	26,351	13,936
Income tax benefit (provision)	6,813	(1,475)	3,851	(5,287)
Net income	$19,104	$2,853	$30,202	$8,649
Net income per share:
Basic	$0.51	$0.08	$0.81	$0.24
Diluted	$0.49	$0.08	$0.78	$0.23
Shares used in computing net income per share:
Basic	37,419	36,361	37,209	36,139
Diluted	38,613	37,195	38,514	36,862

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$30,202	$8,649
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,069	3,813
Amortization and change in contingent consideration	19,222	19,042
Amortization of debt issuance costs	171	—
Stock-based compensation expense	17,024	14,842
Loss on disposal of fixed assets	91	199
Provision for doubtful accounts	4,891	996
Excess tax benefits related to stock-based compensation arrangements	—	(5,287)
Changes in operating assets and liabilities:
Accounts receivable	(31,105)	(22,704)
Prepaid expenses and other current assets	(14,626)	302
Other assets	520	172
Accounts payable and accrued expenses	28,120	3,784
Customer obligations	(75,728)	67,332
Other liabilities	691	1,136
Net cash (used in) provided by operating activities	(15,458)	92,276
Cash flows from investing activities:
Purchases of property and equipment	(17,534)	(10,430)
Purchases of intangible assets	(397)	(14,259)
Net cash used in investing activities	(17,931)	(24,689)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts and commissions and other costs	131,177	—
Proceeds from exercise of common stock options	10,002	9,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,511	1,192
Payments of debt issuance costs	(1,898)	—
Payments of debt principal	(2,500)	—
Payments of contingent consideration	—	(653)
Payments for treasury stock acquired	—	(9,371)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,437)	(5,632)
Excess tax benefits related to stock-based compensation arrangements	—	5,287
Net cash provided by financing activities	129,855	488
Net increase in cash and cash equivalents	96,466	68,075
Cash and cash equivalents at beginning of period	678,300	500,918
Cash and cash equivalents at end of period	$774,766	$568,993
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2,800	$740
Income taxes	$2,743	$3,634
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$1,922	$643
Public stock offering costs, accrued but not paid	$402	$—
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

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2016 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2016 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q, was derived from audited financial statements. Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the current year’s presentation as a result of the adoption of new accounting guidance ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). See "Recent Accounting Pronouncements" section below.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of financial instruments approximates fair value because of their short maturity. Other financial instruments not measured at fair value on the Company’s unaudited condensed consolidated balance sheet at June 30, 2017, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable,

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at June 30, 2017 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short term nature.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In March 2016, the FASB Issued ASU 2016-09. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when an award vests or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as financing activity but should be classified as operating activities. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $0.2 million to deferred tax assets and an offset to the opening retained earnings of $0.2 million in the condensed consolidated balance sheets. For the three and six months ended June 30, 2017, the Company recorded excess tax benefits in the amount of $11.7 million and $14.3 million within our provision for income taxes in the condensed consolidated statements of income.

For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities on the condensed consolidated statements of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.

The Company elected to retrospectively apply the presentation requirements for cash flows related to employee taxes paid for withheld shares to be presented as financing activities. The condensed consolidated statement of cash flows for the six months ended June 30, 2016 was reclassified with a $5.6 million increase in net cash provided by operating activities and a decrease in net cash used in financing activities.

Further, the Company did not elect an accounting change to record forfeitures as they occur. The Company continues to estimate forfeitures at each period.

Notes to Condensed Consolidated Financial Statements (continued)
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing what impact the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). The update amends the scope of modification accounting for shared-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the shared-based awards are the same immediately before and after the modification. This update is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2017, that are of significance or potential significance to the Company.

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator for basic net income per share:
Net income	$19,104	$2,853	$30,202	$8,649
Denominator for basic net income per share:
Weighted-average common shares outstanding	37,419	36,361	37,209	36,139
Basic net income per share	$0.51	$0.08	$0.81	$0.24

Numerator for diluted net income per share:
Net income	$19,104	$2,853	$30,202	$8,649
Denominator for diluted net income per share:
Weighted-average common shares outstanding	37,419	36,361	37,209	36,139
Dilutive stock options and restricted stock units	1,193	834	1,275	674
Dilutive vested performance restricted stock units	—	—	30	49
Dilutive employee stock purchase plan shares	1	—	—	—
Diluted weighted-average common shares outstanding	38,613	37,195	38,514	36,862
Diluted net income per share	$0.49	$0.08	$0.78	$0.23

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. The Company excluded 0.7 million and 1.5 million anti-dilutive shares in the calculation of diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively; and 0.6 million and 1.4 million anti-dilutive shares for the six months ended June 30, 2017 and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 3     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three and six months ended June 30, 2017.

Intangible Assets

Acquired intangible assets at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$232,667	$72,570	$160,097	$232,560	$60,569	$171,991
Trade names	3,880	3,399	481	3,880	3,078	802
Technology	14,646	12,457	2,189	14,646	11,867	2,779
Noncompete agreements	2,232	1,977	255	2,232	1,941	291
Favorable lease	1,136	561	575	1,136	510	626
Total	$254,561	$90,964	$163,597	$254,454	$77,965	$176,489

Amortization expense of intangible assets totaled $6.5 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense of intangible assets was $13.0 million and $12.9 million, respectively. These costs are included in amortization and change in contingent consideration in the condensed consolidated statements of income.

The estimated amortization expense in future periods at June 30, 2017 is as follows (in thousands):
໿

As of June 30, 2017
Remainder of 2017	$12,629
2018	24,976
2019	24,053
2020	22,069
2021	19,265
Thereafter	60,605
Total	$163,597

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 4    Accounts Receivable

Accounts receivable at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade receivables	$48,500	$54,010
Unpaid amounts for benefit services	77,714	41,287
Accounts receivable, gross	126,214	95,297
Less allowance for doubtful accounts	(7,112)	(2,409)
Accounts receivable, net	$119,102	$92,888

Note 5     Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Computers and equipment	$19,457	$16,419
Software and software development costs	118,862	108,190
Furniture and fixtures	6,807	6,784
Leasehold improvements	21,262	19,478
	$166,388	$150,871
Less accumulated depreciation and amortization	(102,942)	(93,969)
Property and equipment, net	$63,446	$56,902

The Company capitalized software development costs of $5.4 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively; and $9.6 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense related to capitalized software development costs were $3.2 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively; and $6.2 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the condensed consolidated statements of income. At June 30, 2017, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $33.2 million.

Total depreciation expense, including amortization of capitalized software development costs, for the three months ended June 30, 2017 and 2016 was $5.8 million and $5.2 million, respectively; and $11.3 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 6     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$1,754	$3,026
Payable to benefit providers and transit agencies	36,164	24,528
Accrued payables	25,115	18,627
Accrued compensation and related benefits	21,882	20,314
Other accrued expenses	4,278	3,379
Deferred revenue	12,476	3,092
Accounts payable and accrued expenses	$101,669	$72,966

Note 7     Long-term debt

As of June 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility	$250,000	$250,000
Less: Principal pay down	(2,500)	—
Less: Outstanding letters of credit	(500)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(2,379)	(652)
Long-term debt	$244,621	$248,848

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, and increased the Company's borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit subfacility. The Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. The Company may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. In connection with this Credit Agreement, the Company incurred fees of approximately $1.9 million, which are being amortized over the term of the Credit Agreement. The fees incurred are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets.

The loans bear interest, at the Company’s option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. As of June 30, 2017, the interest rate applicable to the revolving credit facility was 2.60%.

The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. All of the Company’s existing and future material subsidiaries are required to guarantee its obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility.

As of June 30, 2017, the Company had $247.0 million outstanding under the revolving credit facility and $152.5 million unused revolving credit facility still available to borrow under the Credit Agreement.

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

Note 8     Organizational Efficiency Plan

In 2015, the Company initiated the organizational efficiency plan and continued to evaluate ways to improve business processes to ensure that operations align with its strategy and vision for the future. The Company integrated operations and consolidated certain positions resulting in employee headcount reductions during the six months ended June 30, 2017, and recognized a charge of $1.6 million as employee termination and other charges. The Company recorded these costs within accounts payable and accrued expenses in the condensed consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs during the six months ended June 30, 2017 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2016	$—
Employee termination and other charges	1,648
Cash paid	(1,415)
Others	(34)
Ending balance as of June 30, 2017	$199

Note 9     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$2,007	$1,818	$3,730	$2,968
Technology and development	649	659	1,267	1,144
Sales and marketing	674	791	1,448	1,498
General and administrative	5,725	5,583	10,579	9,232
Total	$9,055	$8,851	$17,024	$14,842

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of June 30, 2017, the 2010 Plan has a total of 7.0 million common stock shares available for issuance.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options granted (in thousands)	27	281	545	777
Weighted-average fair value at date of grant	$26.20	$20.84	$26.72	$18.14

Stock option activity for the six months ended June 30, 2017 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,844	$33.74	7.00	$110,256
Granted	545	72.75
Exercised	(640)	15.64
Forfeited and cancelled	(164)	53.11
Outstanding as of June 30, 2017	2,585	$45.20	7.54	$59,639
Vested and expected to vest at June 30, 2017	2,469	$44.65	7.48	$58,208
Exercisable at June 30, 2017	1,239	$32.48	6.18	$43,004

As of June 30, 2017, there was $26.3 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of 2.8 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	38.60%	42.42%	40.12%	42.71%
Risk-free interest rate	1.76%	1.31%	1.86%	1.17%
Expected term (in years)	4.74	4.87	4.74	4.87
Dividend yield	—%	—%	—%	—%

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

based on the probable outcome of achievement of the financial metrics. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance criteria.

Market-based performance restricted stock units are granted such that they vest upon the achievement of certain per share price targets of the Company’s common stock during a specified performance period. The fair market values of market-based performance restricted stock units are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated including the future daily stock price of the Company’s common stock over the specified performance period, the Company’s stock price volatility and risk-free interest rate. The amount of compensation expense is equal to the per share fair value calculated under the Monte Carlo simulation multiplied by the number of market-based performance restricted stock units granted, recognized over the specified performance period. In April 2017, certain market-based performance restricted stock units vested based on the Company’s achievement of certain per share price of its common stock as reported on the New York Stock Exchange ("NYSE"), for any 20 consecutive trading day period during the specified performance period.

Generally, service-based restricted stock units vest over a four-year period in equal annual installments commencing upon the first anniversary of the grant date.

In the first quarter of 2017 and 2016, the Company granted a total of 343,000 and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% for 2017 and 2016 of the target number of shares originally granted, depending on terms of the grant agreement.

Stock-based compensation expense related to restricted stock units was $6.1 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively; and $11.1 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at June 30, 2017 associated with restricted stock units was $47.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

	(Shares in thousands)			Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Market-based RSUs	Service- based RSUs	Performance- based RSUs	Market-based RSUs
Unvested at December 31, 2016	257	491	166	$50.49	$51.03	$49.38
Granted (1)	52	379	—	73.76	71.02	—
Vested (2)	(83)	(124)	(83)	44.62	57.10	49.38
Forfeited and cancelled	(17)	(21)	(83)	60.72	58.57	49.38
Unvested at June 30, 2017	209	725	—	$57.79	$60.21	$—

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 10     Stockholders’ Equity

Public Stock Offering

On June 20, 2017, the Company closed a public stock offering and sold 1,954,852 shares of its common stock at $69.25 per share, for proceeds of approximately $130.8 million, net of underwriting discounts and commissions and other offering costs. Certain selling stockholders sold 545,148 shares of common stock in the offering for which the Company did not receive any proceeds. Selling stockholders received proceeds net of their proportionate share of the total underwriting discounts and commissions. The Company also granted the underwriters a 30-day overallotment option to purchase up to an additional 375,000 shares of its common stock at $69.25 per share. The overallotment option was not exercised as of June 30, 2017.

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three and six months ended June 30, 2017. During the six months ended June 30, 2016, the Company repurchased 226,170 shares of common stock for a total cost of $9.4 million. As of June 30, 2017, the Company had $85.6 million available for future purchases under the stock repurchase program.

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

The Company's effective tax rate was (55.4)% and 34.1% for the three months ended June 30, 2017 and 2016, respectively and (14.6)% and 37.9% for the six months ended June 30, 2017 and 2016, respectively. The income tax benefit (provision) for the three months ended June 30, 2017 and 2016 was $6.8 million and $(1.5) million, respectively, and $3.9 million and $(5.3) million for the six months ended June 30, 2017 and 2016, respectively. The income tax benefit for the three and six months ended June 30, 2017, included net discrete tax benefits of $11.7 million and $14.3 million, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09. See Note 1 - Summary of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

As of June 30, 2017, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Note 12    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.1 million, are as follows (in thousands):

As of June 30, 2017
Remainder of 2017	$4,748
2018	9,395
2019	9,382
2020	9,130
2021	8,647
Thereafter	6,566
Total future minimum lease payments	$47,868

Rent expense for the three months ended June 30, 2017 and 2016 was $1.9 million and $1.7 million, respectively, and $3.9 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. Sublease income for the three and six months ended June 30, 2017 was $0.5 million and $0.8 million, respectively. There was no sublease income recognized for the same periods in 2016.

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

Overview

We are a leader in administering Consumer-Directed Benefits ("CDBs"), which empower employees to save money on taxes while also providing corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as Health Savings Accounts ("HSAs"), health and dependent care Flexible Spending Accounts ("FSAs"), Health Reimbursement Arrangements ("HRAs"), as well as Commuter Benefit Services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act ("COBRA"), and other employee benefits in the United States.

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

Our services are priced based on the estimated number and types of claims, whether payment processing and client support activities will be provided within or outside of the United States, the estimated number of calls to our customer support center, and any specific client requirements. In addition, we derive a portion of our revenues from interchange fees that we receive when employee participants use the prepaid debit cards we provide to them for healthcare and commuter expenses.

Critical Accounting Policies and Significant Management Estimates

Other than the adoption of ASU 2016-09, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenue

Revenue and changes in revenue by product for the three and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016			2017	2016
(Dollar in thousands)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Revenues:
Healthcare	$69,988	$48,070	$21,918	46%	$143,984	$98,440	$45,544	46%
Commuter	18,058	17,383	675	4%	36,410	34,759	1,651	5%
COBRA	27,744	17,879	9,865	55%	56,041	33,285	22,756	68%
Other	4,084	4,393	(309)	(7)%	8,446	8,243	203	2%
Total revenues	$119,874	$87,725	$32,149	37%	$244,881	$174,727	$70,154	40%

Revenue by product as a percentage of total revenue for the three and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollar in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Healthcare	$69,988	58%	$48,070	55%	$143,984	59%	$98,440	56%
Commuter	18,058	15%	17,383	20%	36,410	15%	34,759	20%
COBRA	27,744	23%	17,879	20%	56,041	23%	33,285	19%
Other	4,084	4%	4,393	5%	8,446	3%	8,243	5%
Total revenues	$119,874	100%	$87,725	100%	$244,881	100%	$174,727	100%

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

Healthcare revenue increased by $21.9 million, or 46% for the three months ended June 30, 2017, as compared to the same period in 2016. Healthcare revenue increased by $45.5 million, or 46% for the six months ended June 30, 2017, as compared to the same period in 2016. The increases were primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS. Healthcare revenue was further increased due to the addition of new clients and growth in new employee participation for FSA and HSA; and an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage, offset by a slight decline in HRA revenue.

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

Commuter revenue increased by $0.7 million, or 4% for the three months ended June 30, 2017, as compared to the same period in 2016. Commuter revenue increased by $1.7 million, or 5% for the six months ended June 30, 2017, as compared to the same period in 2016. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue increased by $9.9 million, or 55% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses.

COBRA revenue increased by $22.8 million, or 68% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses and the transition of the COBRA portfolio in connection with our channel partner agreement with Ceridian. The remainder of the COBRA revenue growth was due to an increase in participation by employer clients in our COBRA administration services.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.3 million or 7% for the three months ended June 30, 2017, as compared to the same period in 2016. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services.

Other revenue increased by $0.2 million or 2% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in revenue from other program incentives.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Cost of revenues (excluding amortization of internal use software)	$43,401	$28,411	$14,990	53%	$90,605	$59,671	$30,934	52%
Percent of revenue	36%	32%			37%	34%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $15.0 million or 53% for the three months ended June 30, 2017, as compared to the same period in 2016. Cost of revenues increased by $30.9 million or 52% for the six months ended June 30, 2017, as compared to the same period in 2016. The increases were primarily due to an increase in compensation and related benefits associated with the headcount and outsourced services to support the acquired ADP's CHSA and COBRA businesses, the administration of the FSAFEDS, and new clients transitioned under the channel partner arrangement with Ceridian.

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

Operating Expenses

Technology and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Technology and development	$14,564	$11,157	$3,407	31%	$29,903	$20,988	$8,915	42%
Percent of revenue	12%	13%			12%	12%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $3.4 million, or 31% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian. The increase was further driven by increases in software maintenance and depreciation costs associated with new platforms related to the acquisition of ADP's CHSA and COBRA businesses, partially offset by a decrease in outsourced service costs.

Technology and development expenses increased by $8.9 million, or 42% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits, software related expenses to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian and, to a lesser extent, depreciation expense.

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Sales and marketing	$14,782	$14,385	$397	3%	$30,843	$28,305	$2,538	9%
Percent of revenue	12%	16%			13%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $0.4 million or 3% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs and direct sales commissions associated with overall growth in revenue.

Sales and marketing expenses increased by $2.5 million or 9% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation, benefit costs and direct sales commissions associated with overall growth in revenue, partially offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

General and administrative	$22,625	$17,130	$5,495	32%	$43,190	$31,745	$11,445	36%
Percent of revenue	19%	20%			18%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $5.5 million or 32% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to increases in the provision for doubtful accounts, compensation and related benefit costs and outsourced service expenses to support the overall growth in our business.

General and administrative expenses increased by $11.4 million or 36% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in the provision for doubtful accounts, compensation and related benefit costs, outsourced service expenses and facility related expenses to support the overall growth in our business and an increase in stock-based compensation expense for performance-based restricted stock units based on updated forecasts of revenue growth.

To support our continued growth, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount.

Amortization and Change in Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Amortization and change in contingent consideration	$9,689	$11,695	$(2,006)	(17)%	$19,222	$19,140	$82	—%

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

Amortization and change in contingent consideration decreased by $2.0 million or 17% and increased by $0.1 million or 0% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease in the three months ended June 30, 2017 was primarily driven by amortization recognized in the second quarter of 2016 due to a change in the estimated useful life of the intangible assets resulting from the termination of a significant customer relationship in the health insurance exchange business, offset by an increase in amortization resulting from the acquired intangibles from ADP's CHSA and COBRA businesses in November 2016 and overall growth in our business. The slight increase in the six months ended June 30, 2017 was due to an increase in amortization in the 2017 period resulting from the acquired intangibles from ADP's CHSA ad COBRA businesses offset by an increase in amortization recognized in the second quarter of 2016 due to a change in the estimated useful life of the intangible assets resulting from the termination of a significant customer relationship in the health insurance exchange business.

Employee Termination and Other Charges

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Employee termination and other charges	$917	$313	$604	193%	$1,648	$313	$1,335	427%

Employee termination and other charges increased by $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase was primarily driven by our continued assessment of organizational efficiency by outsourcing our marketing initiatives which reduced our headcount.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Interest income	$95	$97	$(2)	(2)%	$162	$183	$(21)	(11)%
Interest expense	(1,695)	(409)	1,286	314%	(3,060)	(814)	2,246	276%
Other income (expense)	(5)	6	(11)	183%	(221)	2	(223)	(11,150)%

Interest income remained relatively consistent for the three and six months ended June 30, 2017.

Interest expense increased by $1.3 million or 314% and $2.2 million or 276% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase was primarily due to an increased revolving credit facility balance in connection with the acquisition of ADP's CHSA and COBRA businesses in November 2016.

The decrease in other income (expense) for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Income before income taxes	$12,291	$4,328			$26,351	$13,936
Income tax benefit (provision)	$6,813	$(1,475)	$(8,288)	(562)%	$3,851	$(5,287)	$(9,138)	(173)%
Effective tax rate	(55.4)%	34.1%			(14.6)%	37.9%

Income tax provision decreased by $8.3 million or 562% and $9.1 million or 173% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The income tax benefit recorded for the three and six months ended June 30, 2017 included net discrete tax benefits of $11.7 million and $14.3 million during the three and six months ended June 30, 2017, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09.

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $774.8 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants and by public stock offering.

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

Public Stock Offering

On June 20, 2017, we closed and underwritten a public stock offering and sold 1,954,852 shares of our common stock at $69.25 per share, for proceeds of approximately $130.8 million, net of underwriting discounts and commissions and other offering costs. Certain selling stockholders sold 545,148 shares of our common stock in the offering. We did not receive any proceeds from the sale of shares by the selling stockholders.

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement with MUFG Union Bank, N.A., as administrative agent, to increase the borrowing capacity to $400.0 million, with a $15.0 million letter of credit subfacility (the "Credit Agreement"). The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100 million in additional commitments. The loans bear interest, at our option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. All of our existing and future material subsidiaries are required to guarantee our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. As of June 30, 2017, we have $152.5 million available to borrow under the revolving credit facility. We are currently in compliance with all financial and non-financial covenants under the credit facility.

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. For the six months ended June 30, 2017, there were no shares of common stock repurchased. As of June 30, 2017, $85.6 million remained available for future purchases under the stock repurchase program.

Cash Flows

The following table presents information regarding our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2017	2016

Net cash (used in) provided by operating activities	$(15,458)	$92,276
Net cash used in investing activities	(17,931)	(24,689)
Net cash provided by financing activities	129,855	488
Net change in cash and cash equivalents	$96,466	$68,075

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities was $15.5 million for the six months ended June 30, 2017, comprised of net income plus the net effect of non-cash items and changes in working capital. The cash uses were primarily driven by a decrease in customer obligations due to an increase in claim reimbursements related to FSAFEDS, transition of which was completed during the third quarter of 2016; an increase in accounts receivable related to unpaid benefit services; and an increase in prepaid expenses and other current assets largely attributable to increases in income tax related receivable and prepaid commuter cards. The cash uses were partially offset by cash sources driven by increases in accounts payable, accrued expenses and other liabilities due to timing of payments.

The non-cash items consisted mainly of amortization from acquired intangibles from 2016 acquisitions and stock-based compensation expense due to an increase in headcount and higher attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $17.9 million for the six months ended June 30, 2017, consisted mainly of $17.5 million investing in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities was $129.9 million for the six months ended June 30, 2017 which consisted of approximately $131.2 million in proceeds from public stock offering in June 2017, net of paid underwriting discounts and commissions and other offering costs, a $11.5 million in proceeds from exercises of stock options and ESPP, offset by a payment of $2.5 million principal payment of debt, $1.9 million for debt issuance costs related to the credit agreement amendment and a $8.4 million of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	30,956	6,412	12,824	11,720	—
Operating lease obligations (3)	47,868	9,451	18,678	16,466	3,273
Total	$325,824	$15,863	$31,502	$275,186	$3,273

______________________________________________________________________________

(1)
As of June 30, 2017, maximum borrowings under the revolving credit facility are $400.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 2.25% per annum, and a maturity date of April 4, 2022. As of June 30, 2017, our outstanding principal of $247.0 million is presented net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of June 30, 2017 of 2.60% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2017.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Subject to the limitation noted above, based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, we completed the implementation of a new enterprise resource planning (ERP) system. The implementation was completed in the normal course of business to increase efficiency and align our processes throughout the organization.  As a result of this implementation, we modified certain existing process controls as well as implemented new process controls to adapt to changes for the new ERP system. Other than the ERP implementation in the first quarter of 2017, there has been no other significant changes in process controls during the three and six months ended June 30, 2017. We will continue to assess our internal controls relating to our business and financial processes. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

There were no repurchases of common stock by us during the three and six months ended June 30, 2017.

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

WAGEWORKS, INC.

Date: August 1, 2017	By:	/s/ COLM M CALLAN
Colm M Callan
Chief Financial Officer
(Principal Financial Officer)

/s/ COLM M CALLAN
Colm M Callan
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
10.1	Third Amended and Restated Employment Agreement between Registrant and Joseph Jackson dated April 18, 2017	8-K	001-35232	10.1	4/21/2017
10.2	Form of Amended and Restated Executive Severance Benefit Agreement	8-K	001-35232	10.2	4/21/2017
10.10H
Second Amended and Restated Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), Wells Fargo Bank National Association, Suntrust Bank, UMB Bank, N.A., KeyBank National Association, and Comerica Bank dated June 5, 2015
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