Form 10-Q
period 2017-09-30
WAGEWORKS, INC.
filed 2017-11-08
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 39,636,536 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$798,266	$678,300
Restricted cash	332	332
Short-term investments	94,087	—
Accounts receivable, net	183,237	92,888
Prepaid expenses and other current assets	21,410	19,422
Total current assets	1,097,332	790,942
Property and equipment, net	69,963	56,902
Goodwill	297,409	297,409
Acquired intangible assets, net	161,281	176,489
Deferred tax assets	16,562	16,309
Other assets	7,009	5,300
Total assets	$1,649,556	$1,343,351
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$90,961	$72,966
Customer obligations	702,432	603,842
Other current liabilities	223	467
Total current liabilities	793,616	677,275
Long-term debt	244,791	248,848
Other non-current liabilities	10,468	9,131
Total liabilities	1,048,875	935,254
Commitments and Contingencies (Note 13)
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,095 shares issued and 39,616 shares outstanding at September 30, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	41	37
Additional paid-in capital	563,893	403,459
Treasury stock at cost (480 shares at September 30, 2017 and 345 shares at December 31, 2016)	(22,309)	(14,374)
Accumulated other comprehensive loss	(35)	—
Retained earnings	59,091	18,975
Total stockholders’ equity	600,681	408,097
Total liabilities and stockholders’ equity	$1,649,556	$1,343,351

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Revenues:
Healthcare	$66,203	$48,478	$210,187	$146,918
Commuter	17,966	17,580	54,376	52,339
COBRA	27,540	18,670	83,581	51,955
Other	4,037	4,196	12,483	12,439
Total revenues	115,746	88,924	360,627	263,651
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	38,805	30,566	129,410	90,237
Technology and development	13,949	11,668	43,852	32,656
Sales and marketing	16,401	14,012	47,244	42,317
General and administrative	20,220	16,130	63,410	47,875
Amortization and change in contingent consideration	9,698	6,944	28,920	26,084
Employee termination and other charges	(148)	162	1,500	475
Total operating expenses	98,925	79,482	314,336	239,644
Income from operations	16,821	9,442	46,291	24,007
Other income (expense):
Interest income	340	117	502	300
Interest expense	(1,987)	(465)	(5,047)	(1,279)
Other income (expense)	(25)	22	(246)	24
Income before income taxes	15,149	9,116	41,500	23,052
Income tax provision	(5,464)	(3,222)	(1,613)	(8,509)
Net income	$9,685	$5,894	$39,887	$14,543
Net income per share:
Basic	$0.24	$0.16	$1.05	$0.40
Diluted	$0.24	$0.16	$1.02	$0.39
Shares used in computing net income per share:
Basic	39,641	36,605	38,028	36,312
Diluted	40,264	37,454	39,106	37,078

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Net income	$9,685	$5,894	$39,887	$14,543
Other comprehensive loss, net of tax
Net unrealized loss on investments	(35)	—	(35)	—
Other comprehensive loss, net of tax	(35)	—	(35)	—
Total comprehensive income	$9,650	$5,894	$39,852	$14,543

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$39,887	$14,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,941	6,202
Amortization and change in contingent consideration	28,920	25,986
Amortization of debt issuance costs	294	111
Stock-based compensation expense	25,096	22,373
Loss on disposal of fixed assets	98	185
Provision for doubtful accounts	4,299	1,238
Deferred taxes	—	(424)
Other	(99)	—
Excess tax benefits related to stock-based compensation arrangements	—	(8,824)
Changes in operating assets and liabilities:
Accounts receivable	(94,648)	(14,102)
Prepaid expenses and other current assets	(2,488)	919
Other assets	(1,709)	(50)
Accounts payable and accrued expenses	14,615	6,076
Customer obligations	98,590	148,495
Other liabilities	1,093	(688)
Net cash provided by operating activities	121,889	202,040
Cash flows from investing activities:
Purchases of property and equipment	(28,489)	(20,529)
Purchases of short-term investments	(99,445)	—
Proceeds from sales of short-term investments	5,398	—
Purchases of intangible assets	(2,107)	(20,777)
Net cash used in investing activities	(124,643)	(41,306)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	130,832	—
Proceeds from exercise of common stock options	10,834	10,705
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,172	1,672
Payments of debt issuance costs	(1,851)	(200)
Payments of debt principal	(2,500)	—
Payments of contingent consideration	—	(653)
Payments for treasury stock acquired	(7,935)	(9,371)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,832)	(5,995)
Excess tax benefits related to stock-based compensation arrangements	—	8,824
Net cash provided by financing activities	122,720	4,982
Net increase in cash and cash equivalents	119,966	165,716
Cash and cash equivalents at beginning of period	678,300	500,918
Cash and cash equivalents at end of period	$798,266	$666,634
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,659	$1,139
Income taxes	$2,940	$5,216
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$3,732	$2,882
Contingent payment, accrued but not paid	$2,060	$—
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

During the third quarter of 2017, the Company early adopted Financial Accounting Standards Board ("FASB") issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01") and implemented an accounting policy related to its newly invested marketable securities. Other than the adoption of ASU 2016-09, ASU 2017-01 and the policy relating to investments in marketable securities, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the Condensed Consolidated Financial Statements and related disclosure in conformity with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combinations, asset acquisitions, allowances for doubtful accounts, estimates of future cash flows associated with assets, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation, the assumptions used for software and website development cost classification, and valuation and impairments of goodwill and long-lived assets. Actual results may differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment in the estimates and has considered those factors when reviewing the assumptions and estimates.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Marketable Securities

The Company determines the classification of its investments in marketable securities at the time of purchase and accounts for them as available-for-sale. Marketable securities of highly liquid investments with stated maturities of three months or less when purchased are classified as cash equivalents and those with stated maturities of greater than three months as short-term investments. Marketable securities with maturities beyond twelve months are also included in short-term investments within current assets as the Company intends for its investments to support current operations and other strategic initiatives. These securities are reported at fair value, which includes the accrued interest of interest-bearing securities. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income as a component of stockholders' equity, except for unrealized losses determined to be other-than-temporary which will be recorded within other income (expense). Realized gains and losses on the sale of marketable securities are recorded in other income (expense).

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of financial instruments, including cash and cash equivalents, approximates fair value because of their short maturity. Other financial instruments not measured at fair value on the Company’s unaudited condensed consolidated balance sheet at September 30, 2017, but which require disclosure of their fair values include: accounts receivable, accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at September 30, 2017 approximates their carrying value which includes accrued interest, as reported on the condensed consolidated balance sheets. These instruments are categorized within Level 2 of the fair value hierarchy, with the exception of cash, which is categorized within Level 1 due to its short term nature.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new accounting guidance clarifies the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. During the third quarter of 2017, the Company elected to early adopt this standard in connection with the Tango Health's Savings Account ("HSA") business asset acquisition as recorded in Note 3 - Goodwill and Intangible Assets.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $0.2 million to deferred tax assets and an offset to the opening retained earnings of $0.2 million in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company recorded excess tax benefits in the amount of $0.4 million and $14.6 million within our provision for income taxes in the condensed consolidated statements of income.

For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities on the condensed consolidated statements of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.

The Company elected to retrospectively apply the presentation requirements for cash flows related to employee taxes paid for withheld shares to be presented as financing activities. The condensed consolidated statement of cash flows for the nine months ended September 30, 2016 was reclassified with a $6.0 million increase in net cash provided by operating activities and a decrease in net cash used in financing activities.

Further, the Company did not elect an accounting change to record forfeitures as they occur. The Company continues to estimate forfeitures at each period.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts With Customer, among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09.

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

The Company is in the process of reviewing our significant contracts in effect during the adoption period and is evaluating the impact of certain aspects of the new standard.  The Company does not anticipate a material effect on revenue recognition upon adoption, although the Company is still finalizing its conclusion.  The Company is also still evaluating the impact of the guidance on sales commissions.   The Company will adopt the new standard in the first quarter of fiscal 2018 and expects to apply the modified retrospective method of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, the Company currently believes the most significant changes will be a balance sheet gross-up related to the recognition of new right-of use assets and offsetting lease liabilities.
.
 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). The update amends the scope of modification accounting for shared-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the shared-based awards are the same immediately before and after the modification. This update is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2017, that are of significance or potential significance to the Company.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Numerator for basic net income per share:
Net income	$9,685	$5,894	$39,887	$14,543
Denominator for basic net income per share:
Weighted-average common shares outstanding	39,641	36,605	38,028	36,312
Basic net income per share	$0.24	$0.16	$1.05	$0.40

Numerator for diluted net income per share:
Net income	$9,685	$5,894	$39,887	$14,543
Denominator for diluted net income per share:
Weighted-average common shares outstanding	39,641	36,605	38,028	36,312
Dilutive stock options and restricted stock units	622	849	1,057	733
Dilutive vested performance restricted stock units	—	—	20	33
Dilutive employee stock purchase plan shares	1	—	1	—
Diluted weighted-average common shares outstanding	40,264	37,454	39,106	37,078
Diluted net income per share	$0.24	$0.16	$1.02	$0.39

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. The Company excluded 1.0 million and 0.4 million anti-dilutive share equivalents in the calculation of diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively; and 0.8 million and 1.1 million anti-dilutive shares for the nine months ended September 30, 2017 and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 3     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three and nine months ended September 30, 2017 and the Company does not have a history of goodwill impairment adjustments.

Intangible Assets

Acquired intangible assets at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$236,730	$78,539	$158,191	$232,560	$60,569	$171,991
Trade names	3,880	3,469	411	3,880	3,078	802
Technology	14,646	12,752	1,894	14,646	11,867	2,779
Noncompete agreements	2,232	1,995	237	2,232	1,941	291
Favorable lease	1,134	586	548	1,136	510	626
Total	$258,622	$97,341	$161,281	$254,454	$77,965	$176,489

In September 2017, the Company acquired certain intangible assets from Tango Health ("Tango") related to Tango's Health Savings Account ("HSA") business.

Amortization expense of intangible assets totaled $6.4 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense of intangible assets was $19.4 million and $17.0 million, respectively. These costs are included in amortization and change in contingent consideration in the condensed consolidated statements of income.

The estimated amortization expense in future periods at September 30, 2017 is as follows (in thousands):
໿

As of September 30, 2017
Remainder of 2017	$6,354
2018	25,382
2019	24,459
2020	22,475
2021	19,671
Thereafter	62,940
Total	$161,281

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 4 Investments and Fair Value Measurements

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments (in thousands):

	September 30, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$11,874	$—	$—	$11,874	$11,874	$—
Commercial papers	19,229	—	—	19,229	—	19,229
Total cash equivalents	31,103	$—	$—	$31,103	$11,874	$19,229

Short-term investments:
Corporate debt securities	$42,148	$—	$(34)	$42,114	$—	$42,114
Commercial papers	25,637	1	—	25,638	—	25,638
Asset-backed securities	9,369	—	(10)	9,359	—	9,359
U.S. treasury securities	4,507	—	(4)	4,503	4,503	—
U.S. government agency securities	4,984	—	(2)	4,982	—	4,982
Non-U.S. government and agency securities	7,500	—	(9)	7,491	—	7,491
Total short-term investments	$94,145	$1	$(59)	$94,087	$4,503	$89,584
Total cash equivalents and short-term investments	$125,248	$1	$(59)	$125,190	$16,377	$108,813

The gross unrealized losses related to fixed income securities were due to changes in interest rates. As of September 30, 2017, the Company had no investments that were in an unrealized loss position for a period of twelve months or greater and have determined that the gross unrealized losses on investments are temporary in nature. The Company had no investments in marketable securities as of December 31, 2016.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following table summarizes the estimated amortized costs and fair value of the Company's marketable securities by the contractual maturity date (in thousands):

	September 30, 2017
	Amortized Costs	Fair Value
Due less than one year	$76,568	$76,561
Due in one to five years	48,680	48,629
Total	$125,248	$125,190

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 5    Accounts Receivable

Accounts receivable at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Trade receivables	$42,915	$54,010
Unpaid amounts for benefit services	146,834	41,287
Accounts receivable, gross	189,749	95,297
Less allowance for doubtful accounts	(6,512)	(2,409)
Accounts receivable, net	$183,237	$92,888

Note 6     Property and Equipment

Property and equipment at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Computers and equipment	$21,264	$16,419
Software and software development costs	124,960	108,190
Furniture and fixtures	7,675	6,784
Leasehold improvements	25,088	19,478
	$178,987	$150,871
Less accumulated depreciation and amortization	(109,024)	(93,969)
Property and equipment, net	$69,963	$56,902

The Company capitalized software development costs of $5.8 million and $4.0 million for the three months ended September 30, 2017 and 2016, respectively; and $15.3 million and $11.0 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense related to capitalized software development costs was $3.3 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively; and $9.5 million and $8.9 million for the nine months ended September 30, 2017 and 2016, respectively. These costs are included in amortization and change in contingent consideration in the condensed consolidated statements of income. At September 30, 2017, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $35.6 million.

Total depreciation expense, including amortization of capitalized software development costs, for the three months ended September 30, 2017 and 2016 was $6.2 million and $5.2 million, respectively; and $17.5 million and $15.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 7     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$2,916	$3,026
Payable to benefit providers and transit agencies	24,363	24,528
Accrued payables	24,359	18,627
Accrued compensation and related benefits	27,393	20,314
Other accrued expenses	4,823	3,379
Deferred revenue	7,107	3,092
Accounts payable and accrued expenses	$90,961	$72,966

Note 8     Long-term debt

As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility used	$250,000	$250,000
Add: Letters of credit issued in 2017	2,330	—
Less: Principal pay down in 2017	(2,500)	—
Less: Outstanding letters of credit	(2,830)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(2,209)	(652)
Long-term debt	$244,791	$248,848

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

The loans bear interest, at the Company’s option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of September 30, 2017, the interest rate applicable to the revolving credit facility was 2.74%.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

As of September 30, 2017, the Company had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Credit Agreement.

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

Note 9     Organizational Efficiency Plan

In 2015, the Company initiated the organizational efficiency plan and continued to evaluate ways to improve business processes to ensure that operations align with its strategy and vision for the future. The Company integrated operations and consolidated certain positions resulting in employee headcount reductions during the three and nine months ended September 30, 2017, and recognized a charge of $(0.1) million and $1.5 million, respectively, as employee termination and other charges. In the three months and nine months ending September 30, 2016, the Company recognized an immaterial amount and $0.3 million, respectively, in employee termination and other charges primarily due to severance and other costs associated with the closure of an office location. The Company recorded these costs within accounts payable and accrued expenses in the condensed consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs during the nine months ended September 30, 2017 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2016	$—
Employee termination and other charges	1,514
Cash paid	(1,469)
Others	(34)
Ending balance as of September 30, 2017	$11

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 10     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$1,824	$1,581	$5,554	$4,549
Technology and development	527	671	1,794	1,815
Sales and marketing	719	789	2,166	2,287
General and administrative	5,002	4,490	15,582	13,722
Total	$8,072	$7,531	$25,096	$22,373

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of September 30, 2017, the 2010 Plan has a total of 6.9 million common stock shares available for issuance.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options granted (in thousands)	63	27	608	804
Weighted-average fair value at date of grant	$23.27	$22.86	$26.36	$18.30

Stock option activity for the nine months ended September 30, 2017 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,844	$33.74	7.00	$110,256
Granted	608	72.13
Exercised	(670)	16.16
Forfeited and cancelled	(178)	53.46
Outstanding as of September 30, 2017	2,604	$45.87	7.38	$45,050
Vested and expected to vest at September 30, 2017	2,494	$45.33	7.32	$44,230
Exercisable at September 30, 2017	1,322	$33.84	6.12	$35,516

As of September 30, 2017, there was $24.6 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of 2.6 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(b) Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	37.83%	41.87%	39.88%	42.69%
Risk-free interest rate	1.79%	1.07%	1.86%	1.17%
Expected term (in years)	4.74	4.87	4.74	4.87
Dividend yield	—%	—%	—%	—%

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

Stock-based compensation expense related to restricted stock units was $5.0 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively; and $16.2 million and $14.8 million for the nine months ended September 30, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at September 30, 2017 associated with restricted stock units was estimated at $41.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

	(Shares in thousands)			Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Market-based RSUs	Service- based RSUs	Performance- based RSUs	Market-based RSUs
Unvested at December 31, 2016	257	491	166	$50.49	$51.03	$49.38
Granted (1)	77	379	—	71.45	71.02	—
Vested (2)	(102)	(124)	(83)	44.92	57.10	49.38
Forfeited and cancelled	(27)	(21)	(83)	61.06	58.57	49.38
Unvested at September 30, 2017	205	725	—	$59.75	$60.21	$—

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

Note 11     Stockholders’ Equity

Public Stock Offering

On June 20, 2017, the Company closed a public stock offering and sold 1,954,852 shares of its common stock at $69.25 per share, for proceeds of approximately $130.8 million, net of underwriting discounts and commissions and other offering costs. Certain selling stockholders sold 545,148 shares of common stock in the offering for which the Company did not receive any proceeds. Selling stockholders received proceeds net of their proportionate share of the total underwriting discounts and commissions. The Company also granted the underwriters a 30-day overallotment option to purchase up to an additional 375,000 shares of its common stock at $69.25 per share. During the three months ended September 30, 2017, the overallotment option expired unexercised.

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In August 2017, the Company repurchased 134,900 shares of its common stock at an average price of $58.82 per share for a total cost of $7.9 million. During the nine months ended September 30, 2016, the Company repurchased 226,170 shares of its common stock at an average price of $41.43 per share for a total cost of $9.4 million. As of September 30, 2017, the Company had $77.7 million available for future purchases under the stock repurchase program.

Note 12     Income Taxes

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

The Company's effective tax rate was 36.1% and 35.3% for the three months ended September 30, 2017 and 2016, respectively and 3.9% and 36.9% for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision for the three months ended September 30, 2017 and 2016 was $5.5 million and $3.2 million, respectively, and $1.6 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision for the three and nine months

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

ended September 30, 2017, included net discrete tax benefits of $0.5 million and $14.8 million, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09. See Note 1 - Summary of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

As of September 30, 2017, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Note 13    Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $10.6 million, are as follows (in thousands):

As of September 30, 2017
Remainder of 2017	$2,351
2018	9,395
2019	9,382
2020	9,130
2021	8,647
Thereafter	6,566
Total future minimum lease payments	$45,471

Rent expense for the three months ended September 30, 2017 and 2016 was $1.9 million and $1.9 million, respectively, and $5.8 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. Sublease income for the three and nine months ended September 30, 2017 was $0.5 million and $1.2 million, respectively. There was $0.3 million sublease income recognized for the same periods in 2016.

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

Critical Accounting Policies and Significant Management Estimates

Other than the adoption of ASU 2016-09 and ASU 2017-01, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenue

Revenue and changes in revenue by product for the three and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016			2017	2016
(Dollar in thousands)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Revenues:
Healthcare	$66,203	$48,478	$17,725	37%	$210,187	$146,918	$63,269	43%
Commuter	17,966	17,580	386	2%	54,376	52,339	2,037	4%
COBRA	27,540	18,670	8,870	48%	83,581	51,955	31,626	61%
Other	4,037	4,196	(159)	(4)%	12,483	12,439	44	—%
Total revenues	$115,746	$88,924	$26,822	30%	$360,627	$263,651	$96,976	37%

Revenue by product as a percentage of total revenue for the three and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollar in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Healthcare	$66,203	57%	$48,478	55%	$210,187	58%	$146,918	56%
Commuter	17,966	16%	17,580	20%	54,376	15%	52,339	20%
COBRA	27,540	24%	18,670	21%	83,581	23%	51,955	20%
Other	4,037	3%	4,196	4%	12,483	3%	12,439	4%
Total revenues	$115,746	100%	$88,924	100%	$360,627	100%	$263,651	100%

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

Healthcare revenue increased by $17.7 million, or 37% for the three months ended September 30, 2017, as compared to the same period in 2016. Healthcare revenue increased by $63.3 million, or 43% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increases were primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS. Healthcare revenue was further increased due to the addition of new clients and growth in new employee participation for FSA and HSA; and an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage, offset by a slight decline in HRA revenue.

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

Commuter revenue increased by $0.4 million, or 2% for the three months ended September 30, 2017, as compared to the same period in 2016. Commuter revenue increased by $2.0 million, or 4% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue increased by $8.9 million, or 48% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses.

COBRA revenue increased by $31.6 million, or 61% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses and the transition of the COBRA portfolio in connection with our channel partner agreement with Ceridian. The remainder of the COBRA revenue growth was due to an increase in participation by employer clients in our COBRA administration services.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.2 million or 4% for the three months ended September 30, 2017, as compared to the same period in 2016. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services.

Other revenue for the nine months ended September 30, 2017 remained the same as compared to the same period in 2016.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Cost of revenues (excluding amortization of internal use software)	$38,805	$30,566	$8,239	27%	$129,410	$90,237	$39,173	43%
Percent of revenue	34%	34%			36%	34%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $8.2 million or 27% for the three months ended September 30, 2017, as compared to the same period in 2016. Cost of revenues increased by $39.2 million or 43% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increases were primarily due to an increase in compensation and related benefits associated with the headcount and outsourced services to support the acquired ADP's CHSA and COBRA businesses, the administration of the FSAFEDS, and new clients transitioned under the channel partner arrangement with Ceridian.

As we grow organically and through portfolio purchases, acquisitions, and channel partner arrangements, we expect our cost of revenues to increase in dollar amount to support increased employer client and employee participant levels. Cost of revenues will continue to be affected by our portfolio purchases, acquisitions and channel partner arrangements. Prior to migrating to our proprietary technology platforms, new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process which is targeted to occur within 12 to 24 months of the portfolio acquisition date.

Operating Expenses

Technology and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Technology and development	$13,949	$11,668	$2,281	20%	$43,852	$32,656	$11,196	34%
Percent of revenue	12%	13%			12%	12%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $2.3 million, or 20% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian. The increase was further driven by increases in outsourced services and costs associated with development and enhancement projects.

Technology and development expenses increased by $11.2 million, or 34% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits, software related expenses to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian and, to a lesser extent, depreciation and software maintenance expenses.

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Sales and marketing	$16,401	$14,012	$2,389	17%	$47,244	$42,317	$4,927	12%
Percent of revenue	14%	16%			13%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $2.4 million or 17% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs, and direct and outside sales commissions associated with overall growth in revenue.

Sales and marketing expenses increased by $4.9 million or 12% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs, partially offset by a decrease in advertising and promotional expenses.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

General and administrative	$20,220	$16,130	$4,090	25%	$63,410	$47,875	$15,535	32%
Percent of revenue	17%	18%			18%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $4.1 million or 25% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to increases in compensation and related benefit costs and outsourced service expenses to support the overall growth in our business.

General and administrative expenses increased by $15.5 million or 32% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in the provision for doubtful accounts, compensation and related benefit costs, outsourced service expenses and facility related expenses to support the overall growth in our business. Additionally, stock-based compensation expense increased due to equity grants to new hires and existing employees and performance-based restricted stock units which the related expense increased as result of expected revenue growth.

To support our continued growth, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount.

Amortization and Change in Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Amortization and change in contingent consideration	$9,698	$6,944	$2,754	40%	$28,920	$26,084	$2,836	11%

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

Amortization and change in contingent consideration increased by $2.8 million or 40% and increased by $2.8 million or 11% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in the three months ended September 30, 2017 was primarily driven by an increase in amortization resulting from the acquired intangibles from ADP's CHSA and COBRA businesses in November 2016. The increase for the nine months ended September 30, 2017 was primarily driven by amortization expense related to the acquired ADP's CHSA and COBRA intangibles, partially offest by a $3.8 million decrease in amortization expense related to a significant client termination in 2016.

Employee Termination and Other Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Employee termination and other charges	$(148)	$162	$(310)	(191)%	$1,500	$475	$1,025	216%

Employee termination and other charges decreased by $0.3 million for the three months ended September 30, 2017 as compared to the same periods in 2016, due to employee termination cost savings. Employee termination and other charges increased by $1.0 million for the nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to our continued assessment of organizational efficiency by outsourcing our marketing initiatives which reduced our headcount.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Interest income	$340	$117	$223	191%	$502	$300	$202	67%
Interest expense	(1,987)	(465)	1,522	327%	(5,047)	(1,279)	3,768	295%
Other income (expense)	(25)	22	(47)	214%	(246)	24	(270)	(1,125)%

Interest income increased for the three and nine months ended September 30, 2017 due to our investment strategy implemented during the third quarter of 2017.

Interest expense increased by $1.5 million or 327% and $3.8 million or 295% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in interest expense relates to borrowings on our revolving credit facility used to acquire ADP's CHSA and COBRA businesses in November 2016.

The decrease in other income (expense) for the nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Income before income taxes	$15,149	$9,116			$41,500	$23,052
Income tax provision	$(5,464)	$(3,222)	$2,242	70%	$(1,613)	$(8,509)	$(6,896)	(81)%
Effective tax rate	36.1%	35.3%			3.9%	36.9%

Income tax provision increased by $2.2 million or 70% and decreased by $6.9 million or 81% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The income tax provision for the three and nine months ended September 30, 2017 included net discrete tax benefits of $0.5 million and $14.8 million, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $798.3 million and short-term investments totaling $94.1 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, public stock offerings and cash generated from ongoing operations.

We believe that our existing cash and cash equivalents, short-term investments, and the available credit from our revolving credit facility will be sufficient to meet our working capital, debt, capital expenditures, and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement with MUFG Union Bank, N.A., as administrative agent, to increase the borrowing capacity to $400.0 million, with a $15.0 million letter of credit subfacility (the "Credit Agreement"). The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100 million in additional commitments. The loans bear interest, at our option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. We elected option (i) and, as of September 30, 2017, the interest rate applicable to the revolving credit facility was 2.74%. All of our existing and future material subsidiaries are required to guarantee our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. As of September 30, 2017, we have

$150.2 million available to borrow under the revolving credit facility. We are currently in compliance with all financial and non-financial covenants under the credit facility.

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. In August 2017, we repurchased 134,900 shares of our common stock at an average price of $58.82 per share for a total cost of $7.9 million. As of September 30, 2017, $77.7 million remained available for future purchases under the stock repurchase program.

Cash Flows

The following table presents information regarding our cash flow activities:

	Nine Months Ended September 30,
(in thousands)	2017	2016

Net cash provided by operating activities	$121,889	$202,040
Net cash used in investing activities	(124,643)	(41,306)
Net cash provided by financing activities	122,720	4,982
Net change in cash and cash equivalents	$119,966	$165,716

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities was $121.9 million for the nine months ended September 30, 2017 as compared to the same period in 2016, was primarily driven by an increase due to growth in our business, an increase in customer obligations primarily from funds received from federal agencies, ADP's CHSA and COBRA businesses, and an increase in accounts payable and accrued expenses due to timing of payments. These increases were partially offset by an increase in accounts receivable related to unpaid benefit services.

The non-cash items consisted mainly of amortization from acquired intangibles from 2016 acquisitions and stock-based compensation expense due to an increase in headcount and higher attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $124.6 million for the nine months ended September 30, 2017, primarily due to $94.0 net purchases of available-for-sale investments, $28.5 million investment in capital expenditures and the asset acquisition of Tango Health's Savings Account (HSA) business.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities was $122.7 million for the nine months ended September 30, 2017 which consisted of approximately $130.8 million in proceeds from public stock offering in June 2017, net of paid underwriting discounts and commissions and other offering costs, a $13.0 million in proceeds from exercises of stock options and ESPP, offset by a payment of $2.5 million principal payment of debt, $1.9 million for debt issuance costs related to the credit agreement amendment and a $8.8 million of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	30,887	6,755	13,511	10,621	—
Operating lease obligations (3)	45,471	9,410	18,619	15,228	2,214
Total	$323,358	$16,165	$32,130	$272,849	$2,214

______________________________________________________________________________

(1)
As of September 30, 2017, maximum borrowings under the revolving credit facility are $400.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 2.25% per annum, and a maturity date of April 4, 2022. As of September 30, 2017, our outstanding principal of $247.0 million is presented net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of September 30, 2017 of 2.74% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2017.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Subject to the limitation noted above, based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, we completed the implementation of a new enterprise resource planning (ERP) system. The implementation was completed in the normal course of business to increase efficiency and align our processes throughout the organization.  As a result of this implementation, we modified certain existing process controls as well as implemented new process controls to adapt to changes for the new ERP system. Other than the ERP implementation in the first quarter of 2017, there has been no other significant changes in process controls during the three and nine months ended September 30, 2017. We will continue to assess our internal controls relating to our business and financial processes. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table summarizes our stock repurchase activity during the three and  months ended September 30, 2017, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)
July 1, 2017 to July 31, 2017	—	$—	—	$85,626
August 1, 2017 to August 31, 2017	134,900	58.82	134,900	77,691
September 1, 2017 to September 30, 2017	—	—	—	77,691
Total	134,900	$58.82	134,900	$77,691

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
		10-Q	001-35232	10.10H	8/1/2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

WAGEWORKS, INC.

Date: November 8, 2017	By:	/s/ COLM M CALLAN
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
		10-Q	001-35232	10.10H	8/1/2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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