Form 10-Q/A
period 2016-06-30
WAGEWORKS, INC.
filed 2019-03-18
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
__________________________________________________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ ]     No  [X]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [ ]     No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
As of March 14, 2019, there were 39,852,857 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q/A QUARTERLY REPORT
For the Quarterly Review Period Ended June 30, 2016

EXPLANATORY NOTE

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board of Directors (the “Board”) of WageWorks, Inc. (together with its subsidiaries, “WageWorks,” the “Company,” “we,” “our,” or “us”) concluded that the Company’s consolidated financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such consolidated financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of the Board as a result of the investigation described below and after consultation with KPMG LLP ("KPMG") the Company’s former independent registered public accounting firm and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software, among other matters.

During the course of this investigation, and during the Company's subsequent review of its accounting practices, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the quarterly period ended June 30, 2016, which was filed with the United States Securities and Exchange Commission (“SEC”) on August 9, 2016 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheets at June 30, 2016, the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2016, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 1- Legal Proceedings
Part II - Item 1A - Risk Factors
Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. This Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, in each case as those filings may have been, or with respect to filings for the Non-Reliance Periods will be, superseded or amended.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	June 30, 2016
	Derived from Audited Financial Statements	(Unaudited)(As Restated, Note 1)
Assets
Current assets:
Cash and cash equivalents	$500,918	$568,670
Restricted cash	332	332
Accounts receivable, net	72,271	86,876
Prepaid expenses and other current assets	13,254	18,302
Total current assets	586,775	674,180
Property and equipment, net	47,955	45,303
Goodwill	157,109	157,109
Acquired intangible assets, net	82,616	90,769
Deferred tax assets	9,837	9,837
Other assets	4,447	4,274
Total assets	$888,739	$981,472
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$71,124
Customer obligations	400,821	466,138
Short-term contingent consideration	739	—
Other current liabilities	2,893	1,831
Total current liabilities	464,994	539,093
Long-term debt	78,996	79,064
Other non-current liabilities	7,780	8,092
Total liabilities	551,770	626,249
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015 and 36,925 shares issued and 36,580 shares outstanding at June 30, 2016)	36	38
Additional paid-in capital	343,166	365,113
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at June 30, 2016)	(5,003)	(14,374)
Retained earnings (Accumulated deficit)	(1,230)	4,446
Total stockholders’ equity	336,969	355,223
Total liabilities and stockholders’ equity	$888,739	$981,472

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
		(As Restated, Note 1)		(As Restated, Note 1)
Revenues:
Healthcare	$43,814	$45,615	$91,103	$95,985
Commuter	16,028	17,466	31,925	34,842
COBRA	12,313	17,207	24,883	32,613
Other	10,602	4,375	20,142	8,225
Total revenues	82,757	84,663	168,053	171,665
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	29,775	28,429	61,846	59,689
Technology and development	11,783	10,836	22,368	20,667
Sales and marketing	12,490	14,136	25,621	28,056
General and administrative	13,119	15,468	26,684	30,083
Amortization, impairment and change in contingent consideration	6,732	15,364	13,011	22,809
Employee termination and other charges	2,080	313	2,080	313
Total operating expenses	75,979	84,546	151,610	161,617
Income (loss) from operations	6,778	117	16,443	10,048
Other income (expense):
Interest income	17	97	19	183
Interest expense	(609)	(822)	(1,184)	(1,227)
Other income (expense)	222	(126)	288	(130)
Income (loss) before income taxes	6,408	(734)	15,566	8,874
Income tax (provision) benefit	(2,890)	614	(6,409)	(3,198)
Net income (loss)	$3,518	$(120)	$9,157	$5,676
Net income (loss) per share:
Basic	$0.10	$—	$0.26	$0.16
Diluted	$0.10	$—	$0.25	$0.15
Shares used in computing net income (loss) per share:
Basic	35,761	36,361	35,659	36,139
Diluted	36,596	36,361	36,634	36,862

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2016
		(As Restated, Note 1)
Cash flows from operating activities:
Net income	$9,157	$5,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,153	3,891
Amortization, impairment and change in contingent consideration	13,011	22,877
Stock-based compensation expense	9,249	13,524
Loss on disposal of fixed assets	27	199
Provision for doubtful accounts	246	799
Deferred taxes	1,804	—
Excess tax benefit related to stock-based compensation arrangements	(4,255)	(3,199)
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	(15,404)
Prepaid expenses and other current assets	(2,999)	(1,849)
Other assets	2,057	172
Accounts payable and accrued expenses	8,628	(2,123)
Customer obligations	46,697	65,317
Other liabilities	3,983	(1,195)
Net cash provided by operating activities	87,961	88,685
Cash flows from investing activities:
Purchases of property and equipment	(11,258)	(10,430)
Cash paid for acquisition of intangible assets	—	(14,259)
Net cash used in investing activities	(11,258)	(24,689)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,812	9,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,378	1,192
Payment of contingent consideration	(2,070)	(750)
Payment for treasury stock acquired	—	(9,371)
Payments of capital lease obligations	—	(179)
Excess tax benefit related to stock-based compensation arrangements	4,255	3,199
Net cash provided by financing activities	6,375	3,756
Net increase in cash and cash equivalents	83,078	67,752
Cash and cash equivalents at beginning of period	413,301	500,918
Cash and cash equivalents at end of period	$496,379	$568,670
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,718	$748
Income taxes	327	3,634
Noncash financing and investing activities:
Accrued capital expenditures	408	643
Property and equipment purchased under capital lease obligations	—	626
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

Basis of Presentation

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements and the related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including all adjustments as a result of the Company's restatement. The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ended December 31, 2016.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2015 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheets, included in this interim Quarterly Report on Form 10-Q/A, were derived from audited financial statements.

There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, except for the impairment of long-lived assets, which is discussed below in the caption, Accounting for Impairment of Long-lived Assets.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with assets, useful lives for depreciation and amortization, loss contingencies, expired and unredeemed products, deferred tax assets, reserve for income tax uncertainties, the assumptions used for stock-based compensation, the assumptions used for software and website development cost classification, and valuation and impairments of goodwill and long-lived assets. Actual results could differ from those estimates. In making its estimates, the Company considers the current economic and legislative environment and has considered those factors when reviewing the underlying assumptions of the estimates.

Restatement

Restatement Background

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the Audit Committee as a result of the investigation described below and after consultation with KPMG LLP, the Company’s former independent registered public accounting firm and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software, among other matters.

During the course of this investigation, and during the subsequent review of our accounting practices, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. GAAP related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software. Accordingly, the Company is restating its condensed consolidated financial statements for the three and six months ended June 30, 2016 to correct these errors, the most significant of which are described below.

Revenue Recognition Adjustments

OPM

In March 2016, the Company entered into an agreement to provide Flexible Spending Accounts ("FSA") services to the United States Government Office of Personnel Management ("OPM") through 2020. Upon commencement of the agreement, the Company performed certain professional services that it believed were within the scope of the agreement and accordingly recognized $1.1 million in revenue in both the three and six months ended June 30, 2016. In April 2018, the Company determined that it should not have recognized revenue related to the OPM professional services, and the related receivable should be reversed. As a result, the Company has made adjustments to reduce revenue by $1.1 million for the three and six months ended June 30, 2016.

Revenue Recognition and Timing Presentation

Starting in the second quarter of 2016, the Company inconsistently applied its policy to net expenses against healthcare revenue which led to an accounting error that impacted healthcare revenue and cost of revenues.

Internally Developed Software Impairment

The Company re-assessed the fair value of KP Connector, which is internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer needed its services, making KP Connector's carrying value unrecoverable as of June 30, 2016. Accordingly, the Company recorded a $3.7 million impairment charge to amortization and change in contingent consideration expense in the condensed consolidated statements of income and a corresponding reduction of property and equipment, net, in the condensed consolidated balance sheets.

Stock-Based Compensation Adjustments

The Company adjusted stock-based compensation expense related to performance-based restricted stock units. These shares vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. The metrics included items that have changed as a result of the restatement, and therefore the Company has re-measured the stock-based compensation expense for performance-based restricted stock units as of the three and six months ended June 30, 2016. The following tables summarize the impact of the restatement on performance-based restricted stock units and on the Company's total stock-based compensation expense:

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Performance-based restricted stock units compensation expense (in millions):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Stock-based compensation expense related to restricted stock units (in millions)	$6.2	$(1.3)	$4.9	$10.0	$(1.3)	$8.7

	At June 30, 2016
	As Previously Reported	Adjustments	As restated
Total unrecorded stock-based compensation cost associated with restricted stock units (in millions)	$37.5	$(12.6)	$24.9

Total restatement adjustments for stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Cost of revenues	$1,818	$—	$1,818	$2,968	$—	$2,968
Technology and development	659	(38)	621	1,144	(38)	1,106
Sales and marketing	791	(53)	738	1,498	(52)	1,446
General and administrative	5,583	(1,227)	4,356	9,232	(1,228)	8,004
Total	$8,851	$(1,318)	$7,533	$14,842	$(1,318)	$13,524

The Company recorded additional adjustments to the condensed consolidated financial statements for the three and six months ended June 30, 2016, primarily related to the following transactions:

•	To correct billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period

•	To account for the reserve of potentially uncollectible customer obligations for pass-through employee participant reimbursements in the proper period

•
To correct timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from cash and cash equivalents to customer obligations

•	To record interest and penalties for unreported employee participant and employer clients unclaimed property

•	To record capital lease obligations originally recognized incorrectly as operating leases

•	To record the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments

•	To record the reduction in certain operating expense due to over-accrual

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Form 10-Q/A, to reflect these adjustments in the three and six months ended June 30, 2016.

The tax impact in connection with the restatement adjustments was recorded for the three and six months ended June 30, 2016.

Impact of the Restatement

The following table presents the Company’s condensed consolidated statements of income (loss) as previously reported, restatement adjustments and the condensed consolidated statements of income (loss) as restated for the three and six months ended June 30, 2016 (in thousands, except per share amounts):

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Condensed Consolidated Statements of Income (Loss)(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$48,070	$(2,455)	(a)	$45,615	$98,440	$(2,455)	(a)	$95,985
Commuter	17,383	83	(b)	17,466	34,759	83	(b)	34,842
COBRA	17,879	(672)	(c)	17,207	33,285	(672)	(c)	32,613
Other	4,393	(18)	(b)	4,375	8,243	(18)	(b)	8,225
Total revenues	87,725	(3,062)		84,663	174,727	(3,062)		171,665
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	28,411	18	(d)	28,429	59,671	18	(d)	59,689
Technology and development	11,157	(321)	(e)	10,836	20,988	(321)	(e)	20,667
Sales and marketing	14,385	(249)	(f)	14,136	28,305	(249)	(f)	28,056
General and administrative	17,130	(1,662)	(g)	15,468	31,745	(1,662)	(g)	30,083
Amortization, impairment and change in contingent consideration	11,695	3,669	(h)	15,364	19,140	3,669	(h)	22,809
Employee termination and other charges	313	—		313	313	—		313
Total operating expenses	83,091	1,455		84,546	160,162	1,455		161,617
Income (loss) from operations	4,634	(4,517)		117	14,565	(4,517)		10,048
Other income (expense):
Interest income	97	—		97	183	—		183
Interest expense	(409)	(413)	(i)	(822)	(814)	(413)	(i)	(1,227)
Other income (expense)	6	(132)	(j)	(126)	2	(132)	(j)	(130)
Income before income (loss) taxes	4,328	(5,062)		(734)	13,936	(5,062)		8,874
Income tax (provision) benefit	(1,475)	2,089		614	(5,287)	2,089		(3,198)
Net income (loss)	$2,853	$(2,973)		$(120)	$8,649	$(2,973)		$5,676
Net income (loss) per share:
Basic	$0.08	$(0.08)		$—	$0.24	$(0.08)		$0.16
Diluted	$0.08	$(0.08)		$—	$0.23	$(0.08)		$0.15
Shares used in computing net income (loss) per share:
Basic	36,361			36,361	36,139			36,139
Diluted	37,195			36,361	36,862			36,862

(a)
Revenue adjustment of $2.5 million was primarily due to (i) a $1.1 million reversal of OPM revenue as discussed above, (ii) $0.7 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and (iii) a $0.6 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses.

(b)	Revenue adjustment related to the correction of billing errors and the recognition of invoices and credit memos in the correct reporting periods.

(c)	Revenue adjustment of $0.7 million related to the correction of billing errors and the recognition of credit memos in the correct reporting periods.

(d)
Adjustment of $0.6 million primarily related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement, offset by a $0.6 million reversal related to the netting of healthcare revenue against certain cost of revenue expenses.

(e)	Reduction primarily related to the over-accrual of platform technology related expenses.

(f)	Reduction related primarily to the over-accrual of commission expenses.

(g)
Adjustments related to (i) a $1.2 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details), (ii) the reversal of $0.2 million related to the re-valuation of the allowance for bad debt and (iii) a $0.2 million expense reduction related to the re-valuation and write-off of customer obligations.

(h)
Adjustment related to the impairment charge of Internally Developed Software ("IDS") in connection with a joint development agreement with a customer as discussed above in the Internally Developed Software Impairment section.

(i)	Adjustment related to accrued interest expense on unreported employee participant and employer clients unclaimed property.

(j)	Adjustment related to accrued penalties on unreported employee participant and employer clients unclaimed property.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at June 30, 2016 (in thousands):

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30, 2016
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$568,993	$(323)	(a)	$568,670
Restricted cash	332	—		332
Accounts receivable, net	93,979	(7,103)	(b)	86,876
Prepaid expenses and other current assets	18,239	63	(c)	18,302
Total current assets	681,543	(7,363)		674,180
Property and equipment, net	48,426	(3,123)	(d)	45,303
Goodwill	157,109	—		157,109
Acquired intangible assets, net	90,769	—		90,769
Deferred tax assets	9,837	—		9,837
Other assets	4,275	(1)		4,274
Total assets	$991,959	$(10,487)		$981,472
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$71,399	$(275)	(e)	$71,124
Customer obligations	468,153	(2,015)	(f)	466,138
Other current liabilities	1,589	242	(g)	1,831
Total current liabilities	541,141	(2,048)		539,093
Long-term debt	79,064	—		79,064
Other non-current liabilities	10,152	(2,060)	(h)	8,092
Total liabilities	630,357	(4,108)		626,249
Stockholders' Equity:
Common stock	38	—		38
Additional paid-in capital	368,519	(3,406)	(i)	365,113
Treasury stock at cost	(14,374)	—		(14,374)
Retained earnings	7,419	(2,973)		4,446
Total stockholders' equity	361,602	(6,379)		355,223
Total liabilities and stockholders' equity	$991,959	$(10,487)		$981,472

(a)
Adjustment due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from cash and cash equivalents to customer obligations.

(b)
Adjustment relates to (i) a $4.1 million reduction in accounts receivable from the restatement of OPM revenue as discussed above, of which $1.1 million relates to the reduction of revenue and $3.0 million relates to the reduction of short-term and long-term deferred revenue, (ii) a $1.8 million reduction from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments, and (iii) a $1.2 million decrease due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period.

(c)	Adjustment primarily to record other receivables for the anticipated collection of commission over-payments.

(d)
Adjustments relates to the impairment charge for IDS of $3.7 million, as discussed above, partially offset by $0.6 million of assets under capital lease obligations originally recognized incorrectly as operating leases.

(e)
Adjustment relates to a $0.7 million reduction in short-term deferred revenue as result of the OPM restatement discussed above and a $0.4 million reduction due to the over accrual of operating expenses, partially offset by a $0.5 million accrual related to interest and penalties for unreported employee participant and employer clients unclaimed property, and a $0.3 million accrual for a customer cash refund related to billing errors.

(f)
Adjustment relates to (i) a $1.8 million decrease due to the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, (ii) a $0.3 million decrease due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from cash and cash equivalents to customer obligations, (iii) a $0.6 million decrease related to the re-valuation and write-off of customer obligations, and (iv) an increase of $0.7 million to record a reserve for potentially uncollectible customer obligations for pass-through employee participant reimbursements.

(g)	Adjustment to record the current portion of capital lease obligations originally recognized incorrectly as operating leases.

(h)
Adjustment relates to the reduction of long-term deferred revenue of $2.4 million in connection with the Company's OPM restatement as noted above, partially offset by an increase of $0.3 million related to the long-term portion of capital lease obligations originally reported incorrectly as operating leases.

(i)
Adjustment relates to a tax provision reduction of $2.1 million for the six months ended June 30, 2016 due to the reduction in net income as a result of the misstatements and a reduction in stock compensation of $1.3 million as a result of reduced target attainment percentages expected for performance-based restricted stock units.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

The following table presents the Company's condensed consolidated statement of cash flows as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the six months ended June 30, 2016 (in thousands):

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$8,649	$(2,973)	$5,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,813	78	3,891
Amortization, impairment and change in contingent consideration	19,042	3,835	22,877
Stock-based compensation expense	14,842	(1,318)	13,524
Loss on disposal of fixed assets	199	—	199
Provision for doubtful accounts	996	(197)	799
Deferred taxes	—	—	—
Excess tax benefit related to stock-based compensation arrangements	(5,287)	2,088	(3,199)
Changes in operating assets and liabilities:		—
Accounts receivable	(22,704)	7,300	(15,404)
Prepaid expenses and other current assets	302	(2,151)	(1,849)
Other assets	172	—	172
Accounts payable and accrued expenses	(1,848)	(275)	(2,123)
Customer obligations	67,332	(2,015)	65,317
Other liabilities	1,136	(2,331)	(1,195)
Net cash provided by operating activities	86,644	2,041	88,685
Cash flows from investing activities:
Purchases of property and equipment	(10,430)	—	(10,430)
Cash paid for acquisition of intangible assets	(14,259)	—	(14,259)
Net cash used in investing activities	(24,689)	—	(24,689)
Cash flows from financing activities:
Proceeds from exercise of common stock options	9,665	—	9,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,192	—	1,192
Payment of contingent consideration	(653)	(97)	(750)
Payment for treasury stock acquired	(9,371)	—	(9,371)
Payment of capital lease obligations	—	(179)	(179)
Excess tax benefit related to stock-based compensation arrangements	5,287	(2,088)	3,199
Net cash provided by financing activities	6,120	(2,364)	3,756
Net increase in cash and cash equivalents	68,075	(323)	67,752
Cash and cash equivalents at beginning of the year	500,918		500,918
Cash and cash equivalents at end of period	$568,993	$(323)	$568,670
Noncash financing and investing activities:
Property and equipment purchased under capital lease obligations	$—	$626	$626

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, as well as commercial paper with an original maturity of less than 90 days. To the extent the Company’s contracts do not provide for any restrictions on the Company’s use of cash that it receives from clients, the cash is recorded as cash and cash equivalents.

The majority of the Company’s cash represents funding and pre-funding balances received from customers for which the Company has a corresponding current obligation. In all cases where we have collected cash from a customer but not fulfilled services, the Company recognizes a related liability to its customers, classified as customer obligations in the accompanying condensed consolidated balance sheets.

Restricted cash represents cash used to collateralize standby letters of credit.

Accounts Receivable

Accounts receivable represent both amounts receivable from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors. The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2017, 2016 and 2015 were not significant.

The Company offsets on a customer by customer basis non-trade accounts receivable and customer obligation balances for financial reporting presentation on a product by product basis or otherwise contractually stated. Additionally, the Company offsets outstanding trade and non-trade receivables, including any debit or credit memos, against any prefund balances after plan year close or upon termination of services both based on the completion of a full reconciliation with the customer.

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in the years ended December 31, 2017 and 2015.

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income (loss) and a corresponding reduction of property and equipment, net, in the condensed consolidated balance sheets. The Company also reversed previously recorded amortization expenses in each of the second, third and fourth quarters of 2016. In addition, the Company accelerated amortization on intangible assets for client contracts and broker relationships of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Acquisitions, Goodwill and Definite lived Intangible Assets

The cost of an acquisition is allocated to the tangible assets and definite lived intangible assets acquired and liabilities assumed based on their fair value at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition and is not amortized, but rather is tested for impairment.

Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, generally ranging from one to ten years. Amortization expense related to these intangible assets is included in amortization expense on the condensed consolidated statements of income (loss).

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

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

The goodwill impairment analysis is a two-step process: first, the reporting unit’s estimated fair value is compared to its carrying value, including goodwill. If the Company determines that the estimated fair value of the reporting unit is less than its carrying value, the Company moves to the second step to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit.

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

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

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

Other financial instruments not measured at fair value on the Company’s unaudited condensed consolidated balance sheets at June 30, 2016, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders.  The estimated fair value of such instruments at June 30, 2016 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short-term nature.

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

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization, impairment and change in contingent consideration line item on the condensed consolidated statements of income (loss), until the contingency is resolved. Losses on revaluation of contingent consideration result from accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels.

The Company recorded an immaterial charge for the change in fair value of the contingent consideration for the three months ended June 30, 2015, with no charge recorded for the three months ended June 30, 2016. The Company recorded $0.1 million and an immaterial charge for the six months ended June 30, 2015 and 2016, respectively, as a result of accretion charges due to the passage of time.

Customer Obligations Liability

Many of our customer agreements include provisions whereby our customer remit funds to us which represent prefunds of employer / client and employee participant contributions related to FSA, HRA and commuter programs. The agreements do not represent restricted cash and accordingly the amounts received are included in cash and cash equivalents on our consolidated balance sheets with a corresponding liability recorded as customer obligations. Our customers generally provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished throughout the year by our FSA, HRA and commuter clients as benefits are provided under these programs.

The Company offsets on a customer by customer basis non-trade accounts receivable and customer obligation balances for financial reporting presentation on a product by product basis or otherwise contractually stated. Additionally, the Company

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

offsets outstanding trade and non-trade receivables, including any debit or credit memos, against any prefund balances after plan year close or upon termination of services both based on the completion of a full reconciliation with the customer.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative catch-up on adoption transition method. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) in ASU 2015-14. Early adoption is permitted to the original effective date for periods beginning after December 15, 2016 (including interim reporting periods within those periods). The Company is in the process of determining which transition method it will use and what impact, if any, the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, FASB Accounting Standards Codification - Consensuses of the FASB Emerging Issues Task Force, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09; instead, these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs had the same effective date and transition requirements as ASU 2014-09, the Company is evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The Company adopted ASU 2015-05 in the first quarter of 2016. The adoption of ASU 2015-05 did not have a material impact on the condensed consolidated financial statements and related disclosures.

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

 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company elected to not early adopt ASU 2016-09 and will reflect the impact in the subsequent year condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Company elected to not early adopt ASU 2016-09, and will reflect the impact in the subsequent year condensed consolidated financial statements and related disclosures.

(2)     Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):
໿

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
		Restated		Restated
Numerator for basic net income (loss) per share:
Net income (loss)	$3,518	$(120)	$9,157	$5,676
Denominator for basic net income (loss) per share:
Weighted-average common shares outstanding	35,761	36,361	35,659	36,139
Basic net income (loss) per share	$0.10	$—	$0.26	$0.16

Numerator for diluted net income (loss) per share:
Net income (loss)	$3,518	$(120)	$9,157	$5,676
Denominator for diluted net income (loss) per share:
Weighted-average common shares outstanding	35,761	36,361	35,659	36,139
Dilutive stock options and restricted stock units	835	—	975	674
Dilutive vested performance restricted stock units	—	—	—	49
Diluted weighted-average common shares outstanding	36,596	36,361	36,634	36,862
Diluted net income (loss) per share	$0.10	$—	$0.25	$0.15

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. As a result of our net loss for the three months ended June 30, 2016, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. There were 1.1 million anti-dilutive share equivalents for the three months ended June 30, 2015, and 0.7 million and 1.4 million anti-dilutive share equivalents for the six months ended June 30, 2015 and 2016, respectively.

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

The addition related to the channel partner arrangement with Ceridian Corporation (“Ceridian”) is included in the gross carrying amount in client contracts and broker relationships intangible assets as of June 30, 2016. An accelerated amortization expense of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business is included in the accumulated amortization for client contracts and

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

broker relationships as of June 30, 2016. Amortization expense of intangible assets totaled $3.8 million and $8.6 million for the three months ended June 30, 2015 and 2016, respectively. Amortization expense of intangible assets totaled $7.6 million and $12.9 million for the six months ended June 30, 2015 and 2016, respectively. These costs are included in amortization, impairment and change in contingent consideration in the accompanying condensed consolidated statements of income (loss).

The estimated amortization expense in future periods at June 30, 2016 is as follows (in thousands):
໿

Remainder of 2016	$8,149
2017	15,827
2018	15,200
2019	14,640
2020	12,657
Thereafter	24,296
Total	$90,769

(4)     Accounts Receivable

Accounts receivable at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	June 30, 2016
		Restated
Trade receivables	$37,999	$48,870
Unpaid amounts for benefit services	35,343	39,670
	73,342	88,540
Less allowance for doubtful accounts	(1,071)	(1,664)
Accounts receivable, net	$72,271	$86,876

(5)     Property and Equipment

Property and equipment at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	June 30, 2016
		Restated
Computers and equipment	$14,461	$15,346
Software and software development costs	92,898	94,799
Furniture and fixtures	5,083	5,035
Leasehold improvements	13,594	15,213
	$126,036	$130,393
Less accumulated depreciation and amortization	(78,081)	(85,090)
Property and equipment, net	$47,955	$45,303

As a result of the Company's restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases in the amount of $0.6 million. As of June 30, 2016, assets under capital lease obligations were $1.8 million and were classified as computers and equipment. The Company had no material capital lease obligations as of December 30, 2015. Accumulated depreciation for assets under capital lease obligations was $0.9 million as of June 30, 2016.

In the six months ended June 30, 2015 and 2016, the Company capitalized software development costs of $8.6 million and $7.0 million, respectively. In the six months ended June 30, 2015 and 2016, the Company amortized $5.3 million and $9.9 million of capitalized software development costs, respectively. These costs are included in amortization, impairment and change in contingent consideration in the accompanying condensed consolidated statements of income (loss). At June 30, 2016, the unamortized software development costs included in property and equipment in the accompanying condensed consolidated balance sheets was $24.5 million.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Upon the Company's analysis of internally developed software, it determined that an impairment charge should have been recorded as of June 30, 2016, which would have coincided with the termination of the Company's joint development agreement with Kaiser Permanente ("KP"). As a result of this determination, the Company recorded an impairment charge of $3.7 million in the condensed consolidated statements of income (loss), as amortization, impairment and contingent consideration, for the three and six months ended June 30, 2016.

Total depreciation expense, including amortization of capitalized software development costs, in the three months ended June 30, 2015 and 2016 was $4.5 million and $8.9 million, respectively and $8.5 million and $13.8 million in the six months ended June 30, 2015 and 2016, respectively. Depreciation expense for equipment purchased under capital lease obligations was $0.2 million and $0.3 million in the three and six months ended June 30, 2016, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and June 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	June 30, 2016
		Restated
Accounts payable	$2,542	$2,653
Payable to benefit providers and transit agencies	23,169	25,112
Accrued payables	11,198	17,300
Accrued compensation and related benefits	18,538	16,513
Other accrued expenses	2,891	6,113
Deferred revenue	2,203	3,433
Accounts payable and accrued expenses	$60,541	$71,124

(7)     Long-term Debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million sub facility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, and an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate (“LIBOR”) to a range of 125 to 175 basis points. The interest rate applicable to the revolving credit facility as of June 30, 2016 is 1.70%.  In connection with the Amended and Restated Credit Agreement, the Company incurred fees of approximately $0.4 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the condensed consolidated balance sheets. As of June 30, 2016, the Company had $79.6 million outstanding under the revolving credit facility.

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

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

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

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In the second quarter of 2015, the Company recognized charges in operating expenses of $2.1 million, primarily for severance costs. In the second quarter of 2016, the Company recognized charges in the employee termination and other charges expense line item of $0.3 million, primarily due to severance and other costs associated with the closure of an office location. All client services provided from this location have been migrated to other WageWorks locations. The Company recorded these severance costs within accrued expenses in the accompanying condensed consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs in the six months ended June 30, 2016 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	313
Releases	(449)
Ending balance as of June 30, 2016	$47

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

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

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

Restricted Stock Units

The Company grants restricted stock units to certain employees, officers, and directors under its 2010 Equity Incentive Plan (the "2010 Plan"). Restricted stock units vest upon performance-based, market-based, or service-based criteria.

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

Market-based performance restricted stock units are granted such that they vest upon the achievement of certain per share price targets of the Company’s common stock during a specified performance period. The fair market values of market-based performance restricted stock units are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated including the future daily stock price of the Company’s common stock over the specified performance period, the Company’s stock price volatility and the risk-free interest rate. The amount of compensation expense is equal to the per share fair value calculated under the Monte Carlo simulation

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

multiplied by the number of market-based performance restricted stock units granted, recognized over the specified performance period.

Generally, service-based restricted stock units vest over four years with 25% of such restricted stock units vesting after one year and the balance vesting monthly over the remaining period.

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

The restricted stock units will be eligible to vest based on the Company’s achievement against an average annual earnings before interest, taxes, depreciation, and amortization margin target equal to or greater than 22% and compound revenue growth target for the specified performance period.

The following table describes the levels of revenue growth target that must be met for the specified performance period for the restricted stock units granted in 2016 to vest:

Achievement of Revenue Growth Objective	Percentage of Restricted Stock Unit Vesting
20% and Greater	200% will vest
Between 15% but less than 20%	Between 100% and 200% will vest
Between 10% but less than 15%	Between 50% and 100% will vest
Below 10%	None will vest

Stock-based compensation expense related to restricted stock units was $3.0 million and $4.9 million for the three months ended June 30, 2015 and 2016, respectively, and $5.6 million and $8.7 million for the six months ended June 30, 2015 and 2016, respectively. Total unrecorded stock-based compensation cost at June 30, 2016 associated with restricted stock units was $24.9 million, which is expected to be recognized over a weighted-average period of 1.97 years. These amounts have been restated as a result of the Company's corrected revenue and net income (loss) for the three and six months ended June 30, 2016. See Note 1 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A for restatement details.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Plan (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	763	$44.83
Granted (1)	475	37.98
Vested (2)	(328)	20.55
Forfeited	(10)	45.20
Unvested at June 30, 2016	900	$50.04

(1)
Includes additional shares of performance-based restricted stock units, granted to certain executives in 2013 upon satisfying specified financial metrics for the performance period of January 1, 2013 through December 31, 2015, resulting in actual shares vesting at 150% of the target number of shares originally granted.

(2)	Includes 264,000 shares vested from performance-based restricted stock units granted to certain executives in 2013 representing 150% of the target number of shares originally granted.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Stock-based compensation is classified in the condensed consolidated statements of income (loss) in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
		Restated		Restated
Cost of revenues	$898	$1,818	$1,699	$2,968
Technology and development	295	621	342	1,106
Sales and marketing	668	738	1,332	1,446
General and administrative	2,952	4,356	5,876	8,004
Total	$4,813	$7,533	$9,249	$13,524

(10)     Income Taxes

The Company's restatement had the following impact on its income tax allowance:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Income tax (provision) benefit	$(1,475)	$2,089	$614	$(5,287)	$2,089	$(3,198)
Effective tax rate	34.1%		83.7%	37.9%		36.0%

The income tax provision / (benefit) for the three months ended June 30, 2015 and 2016 was $2.9 million and $(0.6) million, respectively, and the income tax provision for the six months ended June 30, 2015 and 2016 was $6.4 million and $3.2 million, respectively. The Company's effective tax rate was 45.1% and 83.7% for the three months ended June 30, 2015 and 2016 and 41.2% and 36.0% for the six months ended June 30, 2015 and 2016, respectively.  The income tax provision decrease in the three and six months ended June 30, 2016, compared to the corresponding periods of 2015, was due primarily to the decrease in net income before income taxes. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

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

(11)    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various dates ranging from 2016 to 2020. The weighted average effective interest rate of the Company’s capital lease obligations was 2.6% as of June 30, 2016. Future minimum lease payments under capital lease obligations as of June 30, 2016 are $0.6 million. The Company recorded current and long-term portions of capital lease obligations of $0.3 million under other current liabilities and $0.3 million under non-current liabilities, respectively, in the condensed consolidated balance sheets. The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.8 million, are as follows (in thousands):

As of June 30, 2016
Restated
Remainder of 2016	$3,402
2017	7,626
2018	7,795
2019	7,921
2020	7,717
Thereafter	13,662
Total future minimum lease payments	$48,123

Rent expense for the three months ended June 30, 2015 and 2016 was $2.1 million and $1.7 million, respectively and $4.1 million and $3.3 million for six months ended June 30, 2015 and 2016, respectively.

(c) Legal Matters

The Company is pursuing affirmative claims against the OPM to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to our contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, we filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, we filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. The aggregate amount of our claims is approximately $9.1 million. The cases have been consolidated and discovery is ongoing.

There have been multiple discovery motions, as well as motion to dismiss the claim we filed on August 3, 2018 which has been fully briefed and is awaiting a decision by the CBCA.  The cases have been set for a hearing on the merits on April 24, 2019.  However, because of the recent partial Government shutdown, it is anticipated that the hearing date will change.  In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act, and has moved to dismiss part of our claim against OPM as a result.  As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.

On March 9, 2018, a putative class action - captioned Government Employees’ Retirement System of the Virgin Islands v. WageWorks, Inc., et al., No. 4:18-cv-01523-JSW - was filed in the United States District Court for the Northern District of California (the “Securities Class Action”) against the Company, our former Chief Executive Officer, and our former Chief Financial Officer. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of persons and entities that acquired WageWorks securities between May 6, 2016 and March 1, 2018, and alleges, among other things, that the defendants issued false and misleading financial statements. The plaintiffs seek unspecified damages, fees, interest, and costs. The Company believes that the claims are without merit. On August 7, 2018, the Court entered an order granting the motion of the Public Pension Group, consisting of Public Employees’ Retirement System of Mississippi, the Government Employees’ Retirement System of the Virgin Islands, and the New Mexico Public Employees Retirement Association of New Mexico, to be lead plaintiff. Under the schedule stipulated by the parties, and approved by the Court, lead plaintiff will file its consolidated amended complaint no later than forty-five (45) days following issuance of the Company’s Restatement.

On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of our officers and directors and the Company (as nominal defendant) in the Superior Court of the State of California, County of San Mateo.  Pursuant to

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

the parties’ stipulation, which was approved by the Superior Court, the actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain of our officers and directors and the Company (as nominal defendant) in the United States District Court for the Northern District of California (together, the “Derivative Suits”). The Derivative Suits purport to allege claims related to breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. In addition, the complaint in District Court includes a claim for abuse of control, and the complaint in Superior Court includes a claim to require the Company to hold an annual shareholder meeting. The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages and fees and costs. In addition, the complaint in the Superior Court seek for us to provide past operational reports and financial statements, to publish timely and accurate operational reports and financial statements going forward, to hold an annual shareholder meeting, and to take steps to improve its corporate governance and internal procedures.

Under the schedule stipulated by the parties, and approved by the Superior Court, the plaintiff in the Superior Court action will file its Consolidated Complaint within 45 days from the date we issue our Restatement.  As stipulated by the parties, and approved by the District Court, the District Court action is stayed. The parties in the District Court action are to notify the District Court within 15 days of (1) the dismissal of the Securities Class Action, (2) the denial of defendants' motion(s) to dismiss, or (3) a party giving notice that they no longer consent to the voluntary stay.

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business.

The Company voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement and independent investigation. The Company is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. The U.S. Attorney’s Office for the Northern District of California also opened an investigation. The Company has provided documents and information to the U.S. Attorney’s Office and will continue to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter.

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

(12)     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Board authorized a $100 million stock repurchase program which commenced immediately and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. The Company repurchased 226,170 shares of common stock during the six months ended June 30, 2016 for a total cost of $9.4 million, or an average price of $41.43 per share. There were no shares of common stock repurchased during the three months ended June 30, 2016. As of June 30, 2016, the Company had $85.6 million available for future purchases under the stock repurchase program.

(13)     Subsequent events

On November 1, 2016, the Company entered into an Asset Purchase Agreement with Automatic Data Processing Inc. ("ADP"), a leading global provider of human capital management solutions, to acquire ADP’s Consumer Health Spending Account and Consolidated Omnibus Budget Reconciliation Act ("COBRA") businesses for $235.0 million in cash.

In connection with the planned acquisition, the Company amended the Credit Agreement to increase the size of its revolving credit facility to $250.0 million. The acquisition is expected to close by the end of November 2016, subject to reasonable customary conditions.

For additional details on subsequent events, please refer to the Company's Form 10-K for the fiscal year ended December 31, 2017.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends, expectations about seasonality, opportunity for channel partnerships and acquisition activities and our integration thereof, use of non-GAAP financial measures, our future operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview

We are a leader in administering Consumer-Directed Benefits (“CDBs”), which empower employees to save money on taxes and provide corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as Health Savings Accounts (“HSAs”), health and dependent care Flexible Spending Accounts (“FSAs”), Health Reimbursement Arrangements (“HRAs”), as well as commuter benefit services, including transit and parking programs, wellness programs, COBRA, and other employee benefits.

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

In September 2015, we entered into our second channel partner arrangement with Ceridian Corporation (“Ceridian”), to transition their COBRA and direct bill portfolio to WageWorks. This relationship also allows Ceridian to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to the full suite of healthcare and commuter products they have been selling. Pursuant to the arrangement, transition of the portfolio was completed by the second quarter of 2016.

In March, 2016, we were selected by the United States Office of Personnel Management (“OPM”), to administer its Federal Flexible Spending Account Program. This new relationship provides eligible federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants has started and the transition of all participants is expected to be fully completed by the third quarter of 2016. In addition, another large federal agency will join the OPM contract in the first quarter of 2017.

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 1 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A.

Critical Accounting Policies and Significant Management Estimates

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 2 by reference.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2016

Revenue

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
Revenues:	(In thousands, unaudited)			(In thousands, unaudited)
Healthcare	$43,814	$45,615	4%	$91,103	$95,985	5%
Commuter	16,028	17,466	9%	31,925	34,842	9%
COBRA	12,313	17,207	40%	24,883	32,613	31%
Other	10,602	4,375	(59)%	20,142	8,225	(59)%
Total revenues	$82,757	$84,663	2%	$168,053	$171,665	2%

໿
Healthcare Revenue

We derive our healthcare revenue from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ FSAs, HRAs, and HSAs. We also earn interchange revenue paid by financial institutions related to transaction fees on debit cards used by employee participants in connection with all of our healthcare programs and through our wholesale card program and revenue from self-service plan kits called Premium Only Plan kits.

The $1.8 million increase in healthcare revenue for the three months ended June 30, 2016, as compared to the same period in 2015 was driven primarily by a $2.3 million increase in FSA, HSA, and HRA revenue due to addition of new clients and growth in new employee participation in the programs. Healthcare revenue was further increased by a $0.8 million increase in interchange fee revenue. The increase was partially offset by a $0.7 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and a $0.6 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses. Refer to Note 1. Summary of Business and Significant Accounting Policies, of our Notes to Condensed Consolidated Financial Statements for details on our billing and revenue recognition errors.

The $4.9 million increase in healthcare revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by a $4.2 million increase in FSA, HSA, and HRA revenue due to the addition of new clients and growth in new employee participation and a $2.0 million increase in interchange fee revenue. The increase was partially offset by a $0.7 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and a $0.6 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses. Refer to Note 1. Summary of Business and Significant Accounting Policies, of our Notes to Condensed Consolidated Financial Statements for details on our billing and revenue recognition errors.

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

The $2.9 million increase in commuter revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was driven primarily by the increase in employee participation as a result of the increase in maximum pre-tax monthly benefit for transit and vanpooling as mentioned above, as well as the addition of new clients and growth in employee participation in other commuter programs.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $4.9 million and $7.7 million increase in COBRA revenue for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, was due primarily to the transition of portfolio under the channel partner arrangement with Ceridian. The increase was partially offset by a $0.7 million revenue accrual to account for billing errors. Refer to Note 1, Summary of Business and Significant Accounting Policies, of our Notes to Condensed Consolidated Financial Statements for details on our billing errors.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), and project-related professional fees. We also derive other revenue from administrative services we provide to a significant customer to operate their health insurance exchange business which includes enrollment, billing, customer service, and payment processing services. In September 2015, we mutually agreed to terminate the relationship with the aforementioned customer. As a result, revenues related to administrative services provided to this individual customer are not expected to continue to be a significant portion of other revenue beyond 2015.

The $6.2 million and $11.9 million decreases in other revenue for the three and six months ended June 30, 2016, respectively, when compared to the same period in 2015, was primarily due to the decrease in revenue resulting from the termination of the relationship with a significant customer in the health insurance exchange business.

Cost of Revenues

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$29,775	$28,429	(5)%	$61,846	$59,689	(3)%
Percent of revenues	36%	34%		37%	35%

The primary component of cost of revenues is expenses related to our claims processing, product support, and customer service personnel. Cost of revenues also includes outsourced and temporary labor costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes, and employee participant communications costs. In connection with the restatement, cost of revenues for the three and six months ended June 30, 2016, increased by $0.6 million, primarily related to the reserve of potentially uncollectible customer obligations for pass-through employee participant reimbursement.

The $1.3 million decrease in cost of revenues for the three months ended June 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in salaries and personnel-related costs and outsourced services as a result of a reduction in headcount due to consolidation of certain positions as part of our efficiency plan. Cost of revenues was further decreased by a $0.6 million adjustment reducing cost of revenue due to the netting of healthcare revenue against certain cost of revenue expenses in addition to lowered printing and postage related to customer support as a result of the termination of the relationship with a significant customer in the health insurance exchange business. The decreases were partially offset by increased stock-based compensation expense due primarily to new grants of restricted stock units, performance-based restricted stock units, and stock options, and the reserve booked for potentially uncollectible customer obligations.

The $2.2 million decrease in cost of revenues for the six months ended June 30, 2016 as compared to the same period in 2015 was due primarily to decrease in salaries and personnel-related costs and outsourced services as a result of our efficiency plan, a $0.6 million adjustment reducing cost of revenue due to the netting of healthcare revenue against certain cost of revenue expenses, and a decrease in printing and postage related to customer support as a result of the termination of the relationship with a significant customer in the health insurance exchange business. The decreases were offset by increased stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units and stock options, and the reserve booked for potentially uncollectible customer obligations.

Technology and Development

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Technology and development	$11,783	$10,836	(8)%	$22,368	$20,667	(8)%
Percent of revenues	14%	13%		13%	12%

໿
Technology and development expenses include personnel and related expenses for our technology operations and development personnel as well as outsourced programming services, the costs of operating our on-demand technology infrastructure, depreciation of equipment, and software licensing expenses. During the planning and post-implementation phases of development, we expense, as incurred, all internal use software and website development expenses associated with our proprietary scalable delivery model. Expenses associated with the platform content or the repair or maintenance of the existing platforms are expensed as incurred. In connection with the restatement, technology and development expenses for the three and six months ended June 30, 2016 decreased by $0.3 million in each respective period. The decrease was primarily due to accrual adjustments for platform technology related expenses.

The $0.9 million decrease in technology and development expenses for the three months ended June 30, 2016 as compared to the same period in 2015 was due primarily to a decrease in salaries and personnel-related costs, temporary help, and consulting services expenses. Salaries and personnel-related costs, temporary help, and consulting services expenses in the second quarter of 2015 were higher as result of resources dedicated to a significant customer relationship in the health insurance exchange business that was terminated in the second half of 2015. The decrease was partially offset by an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units and stock options, and an increase in software development costs.

The $1.7 million decrease in technology and development expenses for the six months ended June 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in salaries and personnel-related costs, temporary help, and consulting services expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the second half of 2015. The decrease was offset by an increase in stock-based compensation expense and software development costs as mentioned above.

Sales and Marketing

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Sales and marketing	$12,490	$14,136	13%	$25,621	$28,056	10%
Percent of revenues	15%	17%		15%	16%

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses. In connection with the restatement, sales and marketing expenses for the three and six months ended June 30, 2016, decreased by $0.2 million in each respective period. The decrease was primarily due to the over-accrual of commission expenses.

The $1.6 million increase in sales and marketing expense for the three months ended June 30, 2016, as compared to the same period in 2015, was due primarily to an increase in salaries and personnel-related costs, temporary help, consulting service, printing charges, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives, further increased by stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units and stock options.

The $2.4 million increase in sales and marketing expense for the six months ended June 30, 2016, as compared to the same period in 2015, was due primarily to salaries and personnel-related costs, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives, and an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units and stock options.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, our sales and marketing expenses may increase in dollar amount in future periods.

General and Administrative

໿

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
General and administrative	$13,119	$15,468	18%	$26,684	$30,083	13%
Percent of revenue	16%	18%		16%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

The $2.3 million and $3.4 million increases in general and administrative expenses for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, were due primarily to an increase of stock-based compensation expense as a result of a reassessment of performance targets for performance-based restricted stock units based on updated forecasts of revenue growth, given the addition of channel partners and significant customer wins, and new grants of stock awards. The expense was further increased by salaries and personnel-related costs, depreciation, and software related expense. The general and administrative expense increases in each of the three and six months ended June 30, 2016 were partially offset by (i) the reversal of $0.2 million related to the re-valuation of the allowance for bad debt and (ii) a $0.2 million expense reduction related to the re-valuation and write-off of customer obligations.

As we continue to grow, our general and administrative expenses may continue to increase in absolute dollars as we expand general and administrative headcount to support our continued growth.

Amortization, Impairment and Change in Contingent Consideration

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Amortization, impairment and change in contingent consideration	$6,732	$15,364	128%	$13,011	$22,809	75%

Our amortization and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangible assets, and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives. In connection with the Audit Committee investigation described in Note 1 to our condensed consolidated financial statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A. We re-assessed the fair value of KP Connector which is internal use software we developed based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the us that it no longer needed our services, and that KP Connector's carrying value was considered unrecoverable as of June 30, 2016. Accordingly, we recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income (loss) and a corresponding reduction of property and equipment, net, in the condensed consolidated balance sheets in June 2016.

The $8.6 million increase in the amortization, impairment and change in contingent consideration for the three months ended June 30, 2016, when compared to the same period in 2015 was driven primarily by a $3.8 million increase in amortization as a result of accelerating amortization on intangible assets, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business. In addition, we recorded a $3.7 million impairment charge for KP Connector, as mentioned above, and the increase was further driven by increases in amortization as a result of additions to acquired intangible assets from the channel partner arrangement with Ceridian and the CONEXIS acquisition.

The $9.8 million increase in the amortization, impairment and change in contingent consideration for the six months ended June 30, 2016, as compared to the same period in 2015, was driven primarily by a $3.8 million increase in amortization as a result of accelerating amortization on intangible assets, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business. In addition, we recorded a $3.7 million impairment charge for KP Connector, as mentioned above, and the increase was further driven by increases in amortization as a result of additions to acquired intangible assets from the channel partner arrangement with Ceridian and the CONEXIS acquisition.

Employee Termination and Other Charges

	Three Months Ended June 30,		Change from	Six Months Ended June 30,		Change from
	2015	2016	prior year	2015	2016	prior year
	(In thousands, unaudited)			(In thousands, unaudited)
Employee termination and other charges	$2,080	$313	(85)%	$2,080	$313	(85)%

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

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
		Restated		Restated
	(In thousands, unaudited)		(In thousands, unaudited)
Interest income	$17	$97	$19	$183
Interest expense	(609)	(822)	(1,184)	(1,227)
Other income (expense)	222	(126)	288	(130)

The $0.2 million increase in interest expense for the three months ended June 30, 2016, when compared to the same period in 2015, was due primarily to our restatement adjustment for interest in connection with our customer unclaimed property.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
		Restated		Restated
	(In thousands, unaudited)		(In thousands, unaudited)
Income tax (provision) / benefit	$(2,890)	$614	$(6,409)	$(3,198)

Our provision for income taxes decreased from $2.9 million for the second quarter of 2015 to a tax benefit of $0.6 million for the second quarter of 2016, and $6.4 million for the six months ended June 30, 2015 to $3.2 million for the six months ended June 30, 2016, due primarily to a decrease in income before income taxes.

Liquidity and Capital Resources

As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $568.7 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the six months ended June 30, 2016 our cash flows from operating activities provided $88.7 million and as of June 30, 2016, we had $67.7 million of borrowing capacity available under our revolving credit facility.

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

Prefunds

Under our contracts with the vast majority of our employer clients, we receive prefunds that have been and are expected to continue to be a significant source of cash flows from operating activities. Our client contracts do not contain restrictions on our use of client prefunds and, as a result, each prefund is reflected in cash and cash equivalents on our condensed consolidated balance sheets with an equivalent customer obligation recorded as a liability as the prefund is received. Changes in these prefunds and the corresponding customer obligations are reflected in our cash flows from operating activities. The timing of when employer clients make their prefunds as well as the timing of when we make payments on behalf of employee participants can significantly affect our cash flows.

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

Revolving Credit Facility

In the second quarter of 2015, we entered into an Amended and Restated Credit Agreement with certain lenders, including MUFG Union Bank, N.A, as administrative agent. The amendment provides for a $150.0 million revolving credit facility, an increase option permitting us to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments, and a $15.0 million sub facility for the issuances of letters of credit. In addition, the credit facility provides for stock repurchases from employees of up to an aggregate of $1.0 million in any fiscal year. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate

("LIBOR"), to a range from 125 to 175 basis points. The interest rate applicable on the revolving credit facility as of June 30, 2016 is 1.70%. As of June 30, 2016, the Company had $79.6 million outstanding under the credit facility.

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31, 2015	June 30, 2016
		Restated
	(In thousands, unaudited)
Cash and cash equivalents, end of period	$500,918	$568,670

The following table presents information regarding our cash position:

	Six Months Ended June 30,
	2015	2016
		Restated
	(In thousands, unaudited)
Net cash provided by operating activities	$87,961	$88,685
Net cash used in investing activities	(11,258)	(24,689)
Net cash provided by financing activities	6,375	3,756
Net increase in cash and cash equivalents	$83,078	$67,752

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities increased during the six months ended June 30, 2016, as compared to the prior-year period, by $0.7 million. Cash provided by operating activities during the six months ended June 30, 2016 resulted from our net income of $5.7 million adjusted for the following non-cash items: $3.8 million for depreciation, $22.9 million for amortization, impairment and change in contingent consideration, and $13.5 million for stock-based compensation expense. Cash provided by operating activities increased due to an increase in non-cash items listed above, an increase in customer obligations primarily from funds received from COBRA and commuter programs as a result of the transition of Ceridian's COBRA and direct bill portfolio to the Company and the increase in maximum pre-tax monthly benefit as well as a larger commuter client base, respectively. The increase in cash provided by operating activities was partially offset by an increase in accounts receivable due primarily to the timing of collections as a result of increased sales volume, cash used for accrued expenses due to timing of payments to our transit agencies, and the reduction of other liabilities associated with the restatement of deferred revenue related to the OPM revenue adjustments, described in Note 1. to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A.

Cash Flows from Investing Activities
໿

Net cash used in investing activities increased during the six months ended June 30, 2016 as compared to the prior-year period by $13.4 million, due primarily to payments of $14.3 million for the acquisition of intangible assets for the transition of Ceridian’s COBRA and direct bill portfolio to the Company.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities decreased during the six months ended June 30, 2016 as compared to the prior-year period by $2.6 million, due primarily to payments of $9.4 million for share repurchase activities in 2016, offset by an increase in proceeds from exercise of stock options of $6.9 million, a $1.1 million decrease in the tax benefit related to stock based compensation, and a decrease in payments related to contingent consideration of $1.3 million.

Contractual Obligations

The following table describes our contractual obligations as of June 30, 2016 (unaudited)(Restated):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	5,307	1,327	2,653	1,327	—
Operating lease obligations (3)	48,123	7,173	15,634	15,394	9,922
Total	$133,030	$8,500	$18,287	$96,321	$9,922

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

Future minimum lease payments under capital leases obligations are not included in the table above. As of June 30, 2016, there were $0.6 million of future capital leases obligation payments.  The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies, Estimates and Judgments

Information with respect to this Item may be found under the heading “Summary of Business and Significant Accounting Policies” in Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 2 by reference.

Notes to Condensed Consolidated Financial Statements (continued)(Unaudited)

Recent Accounting Pronouncements

Refer to Note 1 - Summary of Business and Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2016.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016 we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the material weakness described below, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Evaluation of the Effectiveness of Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our Board of Directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30,2016, as a result of material weaknesses in the following areas:
Control Environment, Risk Assessment, Control Activities and Monitoring

Based on the investigations conducted under the direction of the Audit Committee of the Board, it was concluded that there was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. Management’s failure to timely communicate all pertinent information resulted in an environment which led to an error in the financial statements for the year ended December 31, 2016 and the related interim periods within that year.
In addition, we did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities and monitoring:

•
We did not have processes and controls to ensure there were adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.

•
We did not effectively execute a strategy to attract, develop and retain a sufficient complement of qualified resources with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

•
There was not an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.

•	We did not have adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP.

•	We did not have adequate management oversight around completeness and accuracy of data material to financial reporting.

•	There was a lack of robust, established and documented accounting policies and insufficiently detailed Company procedures to put these policies into effective action.

•
We were not focused on a commitment to competency as it relates to creating priorities, allocating adequate resources and establishing cross functional procedures around managing complex contracts and non-routine transactions as well as managing change and attracting, developing and retaining qualified resources.

These material weakness in control environment contributes to each of the following identified material weaknesses:

A.	Accounting Close and Financial Reporting

We had inadequate or ineffective process level and monitoring controls in the area of accounting close and financial reporting specifically, but not exclusively, around the review of account reconciliations, account estimates and related cut-off, and monitoring of the accounting close cycle. We also did not have effective business processes and controls to conduct an effective review of manual data feeds into journal entries for divisions which were not integrated with the main ERP system.
We did not have robust, established and documented accounting policies that were implemented effectively, which led to adjustments in areas such as, but not exclusive to Impairment of Internally Developed Software (IDS) and Unclaimed Liability. As a result of these adjustments the accounts related to Amortization of IDS, Fixed Assets, and operating expenses as they relate to interest and penalties were impacted.

B.	Contract to Cash Process

We did not have effective controls around our contract-to-cash life cycle. The root cause of these gaps were due to inadequate or ineffective process level controls around billing set-up during customer implementation, managing change to existing customer billing terms and conditions, timely termination of customers, implementing complex and/or non-standard billing arrangements which require manual intervention or manual controls for billing to customers, processing timely adjustments, lack of robust, established and documented policies to assess collectability and reserve for revenue, bad debts and accounts receivable, and availability of customer contracts.
These gaps resulted in several adjustments in Revenue, Accounts Receivable, and Accounts Receivable Reserves in the financial statement as of the end of the period covered by this report...

C.	Risk Assessment and Management of Change

We did not maintain an effective risk assessment and monitoring process to manage the expansion of our existing business. Hence, there were inadequate and ineffective business and financial reporting control activities associated with change and growth in the business.
As a result, the Company did not properly estimate, reserve and record certain transactions which resulted in errors in the financial statement as of the end of the period covered by this Report

D.	Review of New, Unusual or Significant Transactions and Contracts

We did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives. This failure to identify and analyze changes occurred in connection with the integration of acquisitions and the monitoring and recording of certain revenues associated with a complex government contract. As a result, the Company did not properly account for certain transactions including Revenue and Customer Obligation Accounts, which resulted in errors in the financial statement as of the end of the period covered by this report.

E.	Manual Reconciliations of High-Volume Standard Transactions

We did not have effective business processes and controls as well as resources with adequate training and support to conduct an effective review of manual reconciliations including the complex data feeds into the reconciliations of high-volume standard transactions. This resulted in several errors mainly to balance sheet classifications around Accounts Receivable, Customer Obligations and other related accounts as of the end of the period covered by this Report.

In addition to the material weaknesses noted above, management identified several significant deficiencies and deficiencies. These deficiencies relate to several areas that are partially routed in the weaknesses in the internal control environment documented above.
Remediation Plan and Status for Reported Material Weaknesses
We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP and 2013 COSO framework.

To address the material weaknesses in the overall control environment, in addition to the specific remediations noted under each subsection , the Company has and is in the process of taking the following measures:

•	The Company has undergone a leadership transition, and we have a new CEO, CFO and General Counsel. Clear lines of responsibilities have been drawn in new roles to ensure effective controls.

•
We are establishing regular working group meetings, with appropriate oversight by the Audit Committee and leadership of the Company, to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	We will be enhancing our compensation practices to further incorporate risk and operational goals.

•
We will be assessing and enhancing adequacy and quality of resources in areas impacting financial reporting including, but not limited to conducting additional training programs for our employees to enhance their skill sets which will complement their work.

•	We are augmenting accounting staff with additional technical expertise in GAAP to assist with enhanced financial reporting procedures, controls and remediation efforts.

To address the material weakness in the Accounting Close and Financial Reporting area (Material Weakness A., noted above), the Company has taken the following measures:

•
We are establishing senior level oversight and executive reporting around the accounting close and financial reporting process with an enhanced focus on improving process level controls to strengthen the existing control environment around formalizing and documenting accounting policies as well as implementing a robust accounting close process with enhanced review of financial statements.

•	In addition to enhancing processes and controls over adoption of new accounting standards, we will also be enhancing GAAP expertise within the accounting department.

To address the material weakness in the Contract to Cash Process (Material Weakness 1B., noted above), the Company has taken the following measures:

•
We are establishing senior level oversight and executive reporting around the contract to cash process with an enhanced focus on improving process level controls to strengthen the existing control environment around the contract to cash process and revenue recognition. This includes but is not limited to enhancing the process for record retention of contracts and agreements, assessment of collectability from customers, analysis of complex contracts as well as automation of select billing processes.

To address the material weakness in the Risk Assessment and Change Management Process (Material Weakness C., noted above), the Company has taken the following measures:

•	We are developing a plan to implement a periodic risk assessment process, review of control procedures and documentation around impact of changes on accounting processes.

•	We are developing a plan to enhance documentation and review around accounting estimates, and interpretations with formal approval of the detailed review.

•	We are developing a plan to proactively design manual controls around implementation of new systems impacting financial reporting.

•	We have reallocated Company resources to improve the oversight over operational changes across the business and business trends.

To address the material weakness in the Review of New, Unusual or Significant Transactions and Contracts (Material Weakness D., noted above), the Company is in process of strengthening its processes and controls as follows:

•
We are designing and implementing enhanced internal controls surrounding identification, analysis and governance and monitoring of new, significant or unusual contracts or transactions to ensure that these contracts or transactions are recorded in accordance with Company’s policies and GAAP. This will entail enhanced documentation of analysis, as well as review and cross functional approval of company policies and interpretations.

To address the material weakness in the Manual Reconciliations of High-Volume Standard Transactions (Material Weakness E, noted above), the Company has taken the following measures:

•	We are providing leadership oversight to ensure prioritization of funding and resources for the remediation efforts.

•
We are strengthening the review controls and supporting documentation related to reconciliations of high-volume standard transactions. With an enhanced focus on supporting documentation review, we are implementing a comprehensive review methodology over data, inputs and reports used for the reconciliations.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.
Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter under review, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the heading “Legal Matters” in Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

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

(1)
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: March 18, 2019	By:	/s/ ISMAIL DAWOOD
Ismail Dawood
Chief Financial Officer
(Principal Financial and Accounting Officer)