Form 10-Q/A
period 2016-09-30
WAGEWORKS, INC.
filed 2019-03-18
CIK 1158863

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

Commission File Number: 001-35232
________________________________________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]     No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [ ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

WAGEWORKS, INC.
FORM 10-Q/A QUARTERLY REPORT
For the Quarterly Review Period Ended September 30, 2016

EXPLANATORY NOTE

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board of Directors (the “Board”) of WageWorks, Inc. (together with its subsidiaries, “WageWorks,” the “Company,” “we,” “our,” or “us”) concluded that the Company’s consolidated financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such consolidated financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of the Board as a result of the investigation described below and after consultation with KPMG LLP ("KPMG"), the Company’s former independent registered public accounting firm and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing and presentation of revenue recognition under certain contracts and arrangements and the impairment assessment for KP connector, our internal use software, among other matters.

During the course of this investigation, and during the Company's subsequent review of its accounting practices, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles ("U.S. GAAP") related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the quarterly period ended September 30, 2016, which was filed with the United States Securities and Exchange Commission (“SEC”) on November 9, 2016 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheets at September 30, 2016, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 1 - Legal Proceedings
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

(Unaudited)

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

(Unaudited)

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	September 30, 2016
	Derived from Audited Financial Statements	(Unaudited)(As Restated, Note 1)
Assets
Current assets:
Cash and cash equivalents	$500,918	$667,192
Restricted cash	332	332
Accounts receivable, net	72,271	75,029
Prepaid expenses and other current assets	13,254	21,380
Total current assets	586,775	763,933
Property and equipment, net	47,955	52,641
Goodwill	157,109	157,109
Acquired intangible assets, net	82,616	86,426
Deferred tax assets	9,837	10,261
Other assets	4,447	4,498
Total assets	$888,739	$1,074,868
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$68,542
Customer obligations	400,821	547,967
Short-term contingent consideration	739	—
Other current liabilities	2,893	608
Total current liabilities	464,994	617,117
Long-term debt	78,996	78,907
Other non-current liabilities	7,780	7,778
Total liabilities	551,770	703,802
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015 and 36,981 shares issued and 36,636 shares outstanding at September 30, 2016)	36	38
Additional paid-in capital	343,166	375,726
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at September 30, 2016)	(5,003)	(14,374)
Retained earnings (accumulated deficit)	(1,230)	9,676
Total stockholders’ equity	336,969	371,066
Total liabilities and stockholders’ equity	$888,739	$1,074,868

See accompanying to the condensed consolidated financial statements.

(Unaudited)

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2016	2015	2016
		(As Restated, Note 1)		(As Restated, Note 1)
Revenues:
Healthcare	$42,204	$45,163	$133,307	$141,148
Commuter	16,003	17,570	47,928	52,412
COBRA	12,229	18,302	37,112	50,916
Other	12,724	4,215	32,866	12,440
Total revenues	83,160	85,250	251,213	256,916
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	26,364	29,750	88,210	89,440
Technology and development	11,560	11,482	33,928	32,148
Sales and marketing	12,824	13,888	38,445	41,944
General and administrative	12,875	15,212	39,559	45,294
Amortization, impairment and change in contingent consideration	6,935	6,647	19,946	29,458
Employee termination and other charges	(112)	162	1,968	475
Total operating expenses	70,446	77,141	222,056	238,759
Income from operations	12,714	8,109	29,157	18,157
Other income (expense):
Interest income	66	117	85	300
Interest expense	(339)	(521)	(1,523)	(1,748)
Other income (expense)	(8)	17	280	(113)
Income before income taxes	12,433	7,722	27,999	16,596
Income tax provision	(4,835)	(2,492)	(11,244)	(5,690)
Net income	$7,598	$5,230	$16,755	$10,906
Net income per share:
Basic	$0.21	$0.14	$0.47	$0.30
Diluted	$0.21	$0.14	$0.46	$0.29
Shares used in computing net income per share:
Basic	35,880	36,605	35,733	36,312
Diluted	36,516	37,454	36,595	37,078

See accompanying notes to the condensed consolidated financial statements.

(Unaudited)

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2016
		Restated
Cash flows from operating activities:
Net income	$16,755	$10,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,810	6,349
Amortization, impairment and change in contingent consideration	19,946	29,568
Stock-based compensation expense	14,674	20,177
Loss on disposal of fixed assets	519	185
Provision for doubtful accounts	220	943
Deferred taxes	5,317	(424)
Excess tax benefit related to stock-based compensation arrangements	(5,260)	(6,005)
Changes in operating assets and liabilities:
Accounts receivable	(7,852)	(3,701)
Prepaid expenses and other current assets	(512)	(2,022)
Other assets	2,225	(50)
Accounts payable and accrued expenses	6,953	(554)
Customer obligations	27,952	147,146
Other liabilities	4,088	(2,723)
Net cash provided by operating activities	89,835	199,795
Cash flows from investing activities:
Purchases of property and equipment	(24,200)	(20,529)
Cash paid for acquisition of intangible assets	(9,445)	(20,777)
Net cash used in investing activities	(33,645)	(41,306)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,695	10,705
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,793	1,672
Payment of contingent consideration	(3,247)	(750)
Payment for treasury stock acquired	—	(9,371)
Payments of capital lease obligations	—	(276)
Payment of loan origination fee	—	(200)
Excess tax benefit related to stock-based compensation arrangements	5,260	6,005
Net cash provided by financing activities	8,501	7,785
Net increase in cash and cash equivalents	64,691	166,274
Cash and cash equivalents at beginning of period	413,301	500,918
Cash and cash equivalents at end of period	$477,992	$667,192
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2,079	$1,151
Income Taxes	822	5,216
Noncash financing and investing activities:
Accrued capital expenditures	371	2,882
Property and equipment purchased under capital lease obligations	—	711
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

Basis of Presentation

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements and related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including all adjustments as a result of the Company's restatement. The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ended December 31, 2016.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2015 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2015 consolidated balance sheets, included in this interim Quarterly Report on Form 10-Q/A, were derived from audited financial statements. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year’s presentation.

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

Restatement

Restatement Background

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the Audit Committee as a result of the investigation described below and after consultation with KPMG LLP, the Company’s former independent registered public accounting firm, and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software, among other matters.

During the course of this investigation, and during the subsequent review of our accounting practices, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. GAAP related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP connector, our internal use software. Accordingly, the Company is restating its condensed consolidated financial statements for the three and nine months ended September 30, 2016 to correct these errors, the most significant of which are described below.

Revenue Recognition Adjustments

OPM

In March 2016, the Company entered into an agreement to provide Flexible Spending Accounts ("FSA") services to the United States Government Office of Personnel Management ("OPM") through 2020. Upon commencement of the agreement, the Company performed certain professional services that it believed were within the scope of the agreement and accordingly recognized $2.3 million and $3.4 million in revenue in the three and nine months ended September 30, 2016, respectively. In April 2018, the Company determined that it should not have recognized revenue related to the OPM professional services, and the related receivable should be reversed. As a result, the Company has made adjustments to reduce revenue by $2.3 million and $3.4 million for the three and nine months ended September 30, 2016, respectively.

Revenue Recognition and Timing Presentation

Starting in the second quarter of 2016, the Company inconsistently applied its policy to net expenses against healthcare revenue which led to an accounting error that impacted healthcare revenue and cost of revenues.

Internally Developed Software (IDS) Impairment

The Company re-assessed the fair value of KP Connector, which is internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer needed its services, making KP Connector's carrying value unrecoverable as of June 30, 2016. Accordingly, the Company recorded a $3.7 million impairment charge to amortization and change in contingent consideration expense in the condensed consolidated statements of income and a corresponding reduction of property and equipment, net, in the condensed consolidated balance sheets.  The Company also reversed previously recorded amortization expenses third quarter of 2016 by $0.3 million.

Stock-Based Compensation Adjustments

The Company adjusted stock-based compensation expense related to performance-based restricted stock units. These shares vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. The metrics included items that have changed as a result of the restatement, therefore the Company has re-measured stock-based compensation expense for performance-based restricted stock units as of the three and nine months ended September 30, 2016. The following tables summarize the impact of the restatement on performance-based restricted stock units and on the Company's total stock-based compensation expense:

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

Performance-based restricted stock units compensation expense (in millions):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Stock-based compensation expense related to restricted stock units (in millions)	$4.8	$(0.9)	$3.9	$14.8	$(2.2)	$12.6

	At September 30, 2016
	As Previously Reported	Adjustments	As restated
Total unrecorded stock-based compensation cost at associated with restricted stock units (in millions)	$33.5	$(11.4)	$22.1

Total restatement adjustments for stock-based compensation expense (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Cost of revenue	$1,581	$—	$1,581	$4,549	$—	$4,549
Technology and development	671	(25)	646	1,815	(63)	1,752
Sales and marketing	789	(35)	754	2,287	(87)	2,200
General and administrative	4,490	(818)	3,672	13,722	(2,046)	11,676
Total	$7,531	$(878)	$6,653	$22,373	$(2,196)	$20,177

Other Additional Adjustments

The Company recorded additional adjustments to the condensed consolidated financial statements for the three and nine months ended September 30, 2016, primarily related to the following transactions:

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

The tax impacts in connection with the restatement adjustments was recorded for the three and nine months ended September 30, 2016.

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Form 10-Q/A, to reflect these adjustments in the three and nine months ended September 30, 2016.

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

Impact of the Restatement

The following table presents the Company’s condensed consolidated statements of income as previously reported, restatement adjustments and the condensed consolidated statements of income as restated for the three and nine months ended September 30, 2016 (in thousands, except per share amounts):

Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$48,478	$(3,315)	(a)	$45,163	$146,918	$(5,770)	(a)	$141,148
Commuter	17,580	(10)	(b)	17,570	52,339	73	(b)	52,412
COBRA	18,670	(368)	(b)	18,302	51,955	(1,039)	(b)	50,916
Other	4,196	19	(b)	4,215	12,439	1	(b)	12,440
Total revenues	88,924	(3,674)		85,250	263,651	(6,735)		256,916
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	30,566	(816)	(c)	29,750	90,237	(797)	(c)	89,440
Technology and development	11,668	(186)	(d)	11,482	32,656	(508)	(d)	32,148
Sales and marketing	14,012	(124)	(e)	13,888	42,317	(373)	(e)	41,944
General and administrative	16,130	(918)	(f)	15,212	47,875	(2,581)	(f)	45,294
Amortization, impairment and change in contingent consideration	6,944	(297)	(g)	6,647	26,084	3,374	(g)	29,458
Employee termination and other charges	162	—		162	475	—		475
Total operating expenses	79,482	(2,341)		77,141	239,644	(885)		238,759
Income from operations	9,442	(1,333)		8,109	24,007	(5,850)		18,157
Other income (expense):
Interest income	117	—		117	300	—		300
Interest expense	(465)	(56)	(h)	(521)	(1,279)	(469)	(h)	(1,748)
Other income (expense)	22	(5)	(i)	17	24	(137)	(i)	(113)
Income before income taxes	9,116	(1,394)		7,722	23,052	(6,456)		16,596
Income tax (provision) benefit	(3,222)	730		(2,492)	(8,509)	2,819		(5,690)
Net income	$5,894	$(664)		$5,230	$14,543	$(3,637)		$10,906
Net income per share:
Basic	$0.16	$(0.02)		$0.14	$0.40	$(0.10)		$0.30
Diluted	$0.16	$(0.02)		$0.14	$0.39	$(0.10)		$0.29
Shares used in computing net income per share:
Basic	36,605			36,605	36,312			36,312
Diluted	37,454			37,454	37,078			37,078

(a)
Revenue adjustments during the three months ended September 30, 2016 of $3.3 million consist primarily of (i) a $2.3 million reversal of OPM revenue as discussed above, (ii) a $0.7 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses, and (iii) a $0.3 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, Adjustments during the nine months ended September 30, 2016 of $5.8 million consists primarily of (i) a $3.4 million reversal of OPM revenue as discussed above, (ii) a $1.1 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and (iii) a $1.3 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses.

(b)
Revenue adjustment in both the three and nine months ended September 30, 2016, related to the correction of billing errors and the recognition of invoices and credit memos in the proper reporting periods.

(c)
Adjustments in the three months ended September 30, 2016 consist primarily of the reversal of (i) $0.7 million related to the netting of healthcare revenue against certain cost of revenue expenses, and (ii) a $0.1 million reversal for an excess accrual for payment processing service expenses. During the nine months ended September 30, 2016, the adjustments consist of the reversal of (i) $1.3 million related to the netting of healthcare revenue against certain cost of revenue expenses, and (ii) $0.1 million for the reversal of an excess accrual for payment processing service expenses.

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

The decreases were partially offset by a $0.6 million expense related to the reserve of potentially uncollectible customer obligations for pass-through employee participant reimbursements.

(d)	Reduction related primarily to the over-accrual of platform technology related expenses.

(e)	Reduction related primarily to the over-accrual of commission expenses.

(f)
Adjustments of $0.9 million in the three months ended September 30, 2016 related to (i) a $0.8 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details), and (ii) the reversal of $0.1 million related to the re-valuation of the allowance for bad debt. The adjustment of $2.6 million in the nine months ended September 30, 2016 consists primarily of (i) a $2.0 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details), (ii) the reversal of $0.3 million related to the re-valuation of the allowance for bad debt and (iii) a $0.2 million expense reduction related to the re-valuation and write-off of customer obligations.

(g)
Adjustments in the nine months ended September 30, 2016 consists of $3.7 million in connection with the Company's IDS impairment charge, as discussed in the Internally Developed Software Impairment section above, partially offset by the reversal of previously recorded amortization expense in the third quarter of 2016 of $0.3 million. Adjustment in the three months ended September 30, 2016 consisted of the the reversal of previously recorded amortization expense in the third quarter of 2016 of $0.3 million.

(h)	Adjustment related to accrued interest expense on unreported employee participant and employer clients unclaimed property.

(i)	Adjustment related to accrued penalties on unreported employee participant and employer clients unclaimed property.

The following table presents the Company’s condensed consolidated balance sheets as previously reported, restatement adjustments and the condensed consolidated balance sheets as restated as of September 30, 2016 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	September 30, 2016
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$666,634	558	(a)	$667,192
Restricted cash	332	—		332
Accounts receivable, net	85,135	(10,106)	(b)	75,029
Prepaid expenses and other current assets	21,258	122	(c)	21,380
Total current assets	773,359	(9,426)		763,933
Property and equipment, net	55,451	(2,810)	(d)	52,641
Goodwill	157,109	—		157,109
Acquired intangible assets, net	86,426	—		86,426
Deferred tax assets	10,261	—		10,261
Other assets	4,497	1		4,498
Total assets	$1,087,103	$(12,235)		$1,074,868
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$69,177	(635)	(e)	$68,542
Customer obligations	549,316	(1,349)	(f)	547,967
Other current liabilities	359	249	(g)	608
Total current liabilities	618,852	(1,735)		617,117
Long-term debt	78,907	—		78,907
Other non-current liabilities	9,626	(1,848)	(h)	7,778
Total liabilities	707,385	(3,583)		703,802
Stockholders' Equity:
Common stock	38	—		38
Additional paid-in capital	380,741	(5,015)	(i)	375,726
Treasury stock at cost	(14,374)	—		(14,374)
Retained earnings	13,313	(3,637)		9,676
Total stockholders' equity	379,718	(8,652)		371,066
Total liabilities and stockholders' equity	$1,087,103	$(12,235)		$1,074,868

(a)
Adjustment primarily due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from customer obligations to cash and cash equivalents.

(b)
Adjustment relates to (i) a $6.4 million reduction in accounts receivable from the restatement of OPM revenue as discussed above, of which $3.4 million relates to the reduction of revenue and $3.0 million relates to the reduction of short-term and long-term deferred revenue, (ii) a $2.0 million

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

reduction from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments, and (iii) a $1.7 million decrease due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period.

(c)	Adjustment primarily to record other receivables for the anticipated collection of commission over-payments.

(d)
Adjustments relates to the impairment charge for internally developed software of $3.7 million, as discussed above, partially offset by $0.6 million of capital assets under lease obligations originally recognized incorrectly as operating leases, and the reversal of amortization expense associated with IDS previously recorded during each of the three and nine months ended September 30, 2016 of $0.3 million.

(e)
Adjustment relates to a $0.7 million reduction in short-term deferred revenue as result of the OPM restatement discussed above and a $0.7 million reduction due to the over accrual of operating expenses, partially offset by a $0.6 million accrual for interest and penalties related to unreported employee participant and employer clients unclaimed property, and a $0.2 million accrual for a customer cash refund related to billing errors.

(f)
Adjustment relates to (i) a $2.0 million decrease due to the reclassification to customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, (ii) a $0.4 million decrease related to the re-valuation and write-off of customer obligations, partially offset by an increase of $0.7 million to record a reserve for potentially uncollectible customer obligations for pass-through employee participant reimbursements and (iii) an increase of $0.3 million due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from cash and cash equivalents to customer obligations.

(g)	Adjustment to record the current portion of capital lease obligations originally recognized incorrectly as operating leases.

(h)
Adjustment relates to the reduction of long-term deferred revenue of $2.2 million in connection with the Company's OPM restatement, offset by an increase of $0.3 million related to the long-term portion of capital lease obligations originally reported incorrectly as operating leases.

(i)
Adjustment relates to a tax provision reduction of $2.8 million for the nine months ended September 30, 2016 due to a reduction in net income as a result of the misstatements and a reduction in stock compensation of $2.2 million as a result of reduced target attainment percentages expected for performance-based restricted stock units.

The following table presents the Company’s condensed consolidated statement of cash flows as previously reported, restatement adjustments and the condensed consolidated statements of cash flows as restated for the nine months ended September 30, 2016 (in thousands):

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$14,543	$(3,637)	$10,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,202	147	6,349
Amortization, impairment and change in contingent consideration	25,986	3,582	29,568
Stock-based compensation expense	22,373	(2,196)	20,177
Loss on disposal of fixed assets	185	—	185
Provision for doubtful accounts	1,238	(295)	943
Deferred taxes	(424)	—	(424)
Excess tax benefit related to stock-based compensation arrangements	(8,824)	2,819	(6,005)
Changes in operating assets and liabilities:
Accounts receivable	(14,102)	10,401	(3,701)
Prepaid expenses and other current assets	919	(2,941)	(2,022)
Other assets	(50)	—	(50)
Accounts payable and accrued expenses	81	(635)	(554)
Customer obligations	148,495	(1,349)	147,146
Other liabilities	(777)	(1,946)	(2,723)
Net cash provided by operating activities	195,845	3,950	199,795
Cash flows from investing activities:
Purchases of property and equipment	(20,529)	—	(20,529)
Cash paid for acquisition of intangible assets	(20,777)	—	(20,777)
Net cash used in investing activities	(41,306)	—	(41,306)
Cash flows from financing activities:
Proceeds from exercise of common stock options	10,705	—	10,705
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,672	—	1,672
Payment of contingent consideration	(653)	(97)	(750)
Payment for treasury stock acquired	(9,371)	—	(9,371)
Payment of capital lease obligations	—	(276)	(276)
Excess tax benefit related to stock-based compensation arrangements	8,824	(2,819)	6,005
Payment of loan origination fee	—	(200)	(200)
Net cash provided by financing activities	11,177	(3,392)	7,785
Net increase in cash and cash equivalents	165,716	558	166,274
Cash and cash equivalents at beginning of the year	500,918		500,918
Cash and cash equivalents at end of period	$666,634	$558	$667,192

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

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

Acquisitions, Goodwill and Definite lived Intangible Assets

The cost of an acquisition is allocated to the tangible assets and definite lived intangible assets acquired and liabilities assumed based on their fair value at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition and is not amortized, but rather is tested for impairment. Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, generally ranging from one to ten years. Amortization expense related to these intangible assets is included in amortization, impairment and change in contingent consideration expense on the condensed consolidated statements of income.

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

The contingent consideration payable related to the acquisition of Benefit Concepts, Inc. ("BCI") was recorded at fair value on the acquisition date and is adjusted quarterly to fair value. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates.

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

As the fair value measure is based on significant inputs that are not observable in the market, it is categorized as Level 3. The final contingent consideration for BCI was paid during the first quarter of 2016.

Other financial instruments not measured at fair value on the Company’s unaudited condensed consolidated balance sheets at September 30, 2016, but which require disclosure of their fair values include: cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses, and debt under the revolving credit facility with certain lenders. The estimated fair value of such instruments at September 30, 2016 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of all of these instruments are categorized as Level 2 of the fair value hierarchy, with the exception of cash, which is categorized as Level 1 due to its short-term nature.

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

The Company measures contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period in the amortization, impairment and change in contingent consideration line item on the condensed consolidated statements of income, until the contingency is resolved. Losses on revaluation of contingent consideration result from accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") which supersedes existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective with or without practical expedients or a retrospective with a cumulative

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

catch-up on adoption transition method. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods) in ASU 2015-14. Early adoption is permitted to the original effective date for periods beginning after December 15, 2016 (including interim reporting periods within those periods). The Company is in the process of determining which transition method it will use and what impact, if any, the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, FASB Accounting Standards Codification - Consensuses of the FASB Emerging Issues Task Force, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09 instead, these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs had the same effective date and transition requirements as ASU 2014-09, the Company is evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The Company adopted ASU 2015-05 in the first quarter of 2016. The Company adopted ASU 2015-05 in the first quarter of 2016. The adoption of ASU 2015-05 did not have a material impact on the condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, ("ASU 2016-04"). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing what impact, if any, the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company elected to not early adopt ASU 2016-09 and will reflect the impact in the subsequent year condensed consolidated financial statements and related disclosures.

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

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

(2)     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
		Restated		Restated
Numerator for basic net income per share:
Net income	$7,598	$5,230	$16,755	$10,906
Denominator for basic net income per share:
Weighted-average common shares outstanding	35,880	36,605	35,733	36,312
Basic net income per share	$0.21	$0.14	$0.47	$0.30

Numerator for diluted net income per share:
Net income	$7,598	$5,230	$16,755	$10,906
Denominator for diluted net income per share:
Weighted-average common shares outstanding	35,880	36,605	35,733	36,312
Dilutive stock options and restricted stock units	636	849	862	733
Dilutive vested performance restricted stock units	—	—	—	33
Diluted weighted-average common shares outstanding	36,516	37,454	36,595	37,078
Diluted net income per share	$0.21	$0.14	$0.46	$0.29

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 1.4 million and 0.4 million anti-dilutive share equivalents for the three months ended September 30, 2015 and 2016, respectively, and 0.9 million and 1.1 million anti-dilutive share equivalents for the nine months ended September 30, 2015 and 2016, respectively.

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

The addition related to the channel partner arrangement with Ceridian Corporation ("Ceridian") is included in the gross carrying amount in client contracts and broker relationships intangible assets as of September 30, 2016. An accelerated amortization expense of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business, is included in the accumulated amortization for client contracts and broker relationships as of September 30, 2016. Amortization expense of intangible assets totaled $3.9 million and $4.1 million for the three months ended September 30, 2015 and 2016, respectively. Amortization expense of intangible assets

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

totaled $11.5 million and $17.0 million for the nine months ended September 30, 2015 and 2016, respectively. These costs are included in amortization, impairment and change in contingent consideration in the accompanying condensed consolidated statements of income.

The estimated amortization expense in future periods at September 30, 2016 is as follows (in thousands):

໿

Remainder of 2016	$4,045
2017	15,790
2018	15,164
2019	14,604
2020	12,620
Thereafter	24,203
Total	$86,426

(4)     Accounts Receivable

Accounts receivable at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	September 30, 2016
		Restated
Trade receivables	$37,999	$42,171
Unpaid amounts for benefit services	35,343	34,683
	73,342	76,854
Less allowance for doubtful accounts	(1,071)	(1,825)
Accounts receivable, net	$72,271	$75,029

(5)     Property and Equipment

Property and equipment at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	September 30, 2016
		Restated
Computers and equipment	$14,461	$17,696
Software and software development costs	92,898	99,864
Furniture and fixtures	5,083	6,263
Leasehold improvements	13,594	18,169
	$126,036	$141,992
Less accumulated depreciation and amortization	(78,081)	(89,351)
Property and equipment, net	$47,955	$52,641

As a result of the Company's restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases of $0.6 million. As of September 30, 2016, total assets under capital lease obligations were $1.5 million, and were classified as computers and equipment. The Company had no capital lease obligations as of December 31, 2015. Accumulated depreciation for assets under capital lease obligations was $0.7 million as of the nine months ended September 30, 2016.

In the nine months ended September 30, 2015 and 2016, the Company capitalized software development costs of $12.4 million and $11.0 million, respectively. In the nine months ended September 30, 2015 and 2016, the Company amortized $8.3 million and $12.5 million of capitalized software development costs, respectively. These costs are included in amortization, impairment and change in contingent consideration in the accompanying condensed consolidated statements of income. At

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

September 30, 2016, the unamortized software development costs included in property and equipment in the accompanying condensed consolidated balance sheets were $25.8 million.

The Company re-assessed the fair value of KP Connector which is internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer needed its services, and that KP Connector's carrying value was considered unrecoverable as of June 30, 2016. As a result, the Company recorded an impairment charge of $3.7 million in the condensed consolidated statements of income, as amortization, impairment and changes in contingent consideration, for the nine months ended September 30, 2016, and reversed previously recorded amortization expense in the three and nine months ended September 30, 2016, by $0.3 million.

Total depreciation expense, including amortization of capitalized software development costs, for the three months ended September 30, 2015 and 2016 was $4.7 million and $5.0 million, respectively and $13.1 million and $18.8 million for the nine months ended September 30, 2015 and 2016, respectively. Depreciation expense for equipment purchased under capital lease obligations was $0.2 million and $0.5 million in the three and nine months ended September 30, 2016, respectively.

(6)     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and September 30, 2016 were comprised of the following (in thousands):

	December 31, 2015	September 30, 2016
		Restated
Accounts payable	$2,542	$2,509
Payable to benefit providers and transit agencies	23,169	26,634
Accrued payables	11,198	12,713
Accrued compensation and related benefits	18,538	20,237
Other accrued expenses	2,891	3,625
Deferred revenue	2,203	2,824
Accounts payable and accrued expenses	$60,541	$68,542

(7)     Long-term Debt

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") with certain lenders, including MUFG Union Bank, N.A., as administrative agent. With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, and an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate ("LIBOR") to a range of 125 to 175 basis points.

On August 1, 2016, the Company entered into a first amendment to the Credit Agreement increasing the credit limit of the revolving credit facility to $250.0 million. This amendment did not change the subfacility limit, terms or maturity date of the credit facility which remained at June 5, 2020. The interest rate applicable to the revolving credit facility as of September 30, 2016 was 1.77%. In connection with this amendment, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the condensed consolidated balance sheets. As of September 30, 2016, the Company had $79.6 million outstanding under the revolving credit facility.

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

(8)     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. In the three and nine months ended September 30, 2015, the Company recorded a $0.1 million credit related to unused outplacement services, and a charge of $2.0 million for employee termination costs primarily related to severance costs, respectively. In the three and nine months ended September 30, 2016, the Company recognized an immaterial charge and a charge of $0.5 million, respectively, in the employee termination and other charges expense line item, primarily due to severance and other costs associated with the closure of an office location. The Company recorded these severance costs within accrued expenses in the accompanying condensed consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs in the nine months ended September 30, 2016 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	475
Releases	(624)
Ending balance as of September 30, 2016	$34

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

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined by using weighted-average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company expects that it will increase weighting of its own historical data in future periods, as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has not paid cash dividends on its common stock. The Company estimates the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior such as exercises and forfeitures.

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

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

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

Stock-based compensation expense related to restricted stock units was $3.4 million and $3.9 million for the three months ended September 30, 2015 and 2016, respectively, and $9.0 million and $12.6 million for the nine months ended September 30, 2015 and 2016, respectively. Total unrecorded stock-based compensation cost at September 30, 2016 associated with restricted stock units was $22.1 million, which is expected to be recognized over a weighted-average period of 1.7 years. These amounts have been restated as a result of the Company's corrected revenue and net income for the three and nine months ended September 30, 2016. See Note 1 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A for restatement details.

The following table summarizes information about restricted stock units issued to officers, directors and employees under its 2010 Plan (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	763	$44.83
Granted (1)	502	39.22
Vested (2)	(344)	21.62
Forfeited	(17)	51.57
Unvested at September 30, 2016	904	$50.41

(1)
Includes additional shares of performance-based restricted stock units granted to certain executives in 2013 upon satisfying specified financial metrics for the performance period of January 1, 2013 through December 31, 2015, resulting in actual shares vesting at 150% of the target number of shares originally granted.

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

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
		Restated		Restated
Cost of revenues	$977	$1,581	$2,676	$4,549
Technology and development	391	646	733	1,752
Sales and marketing	660	754	1,992	2,200
General and administrative	3,397	3,672	9,273	11,676
Total	$5,425	$6,653	$14,674	$20,177

(10)     Income Taxes

The Company's restatement had the following impact on its income tax allowance:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Income tax provision	$(3,222)	$730	$(2,492)	$(8,509)	$2,819	$(5,690)
Effective tax rate	35.3%	(3.0)%	32.3%	36.9%	(2.6)%	34.3%

The income tax provision for the three months ended September 30, 2015 and 2016 was $4.8 million and $2.5 million, respectively, and the income tax provision for the nine months ended September 30, 2015 and 2016 was $11.2 million and $5.7 million, respectively. The Company's effective tax rate was 38.9% and 32.3% for the three months ended September 30, 2015 and 2016, respectively, and 40.2% and 34.3% for the nine months ended September 30, 2015 and 2016, respectively. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

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

(11)    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various dates ranging from 2016 to 2020. The weighted average effective interest rate of the Company’s capital lease obligations was approximately 2.6% as of September 30, 2016. Future minimum lease payments under capital lease obligations as of September 30, 2016 are $0.6 million. The Company recorded the current and long-term portions of capital lease obligations of $0.3 million under other current liabilities and $0.3 million under non-current liabilities, respectively, in the condensed consolidated balance sheets. The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.8 million, are as follows (in thousands):

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

As of September 30, 2016
Restated
Remainder of 2016	$1,971
2017	8,046
2018	7,795
2019	7,922
2020	7,717
Thereafter	13,662
Total future minimum lease payments	$47,113

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

On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of our officers and directors and the Company (as nominal defendant) in the Superior Court of the State of California, County of San Mateo.  Pursuant to the parties’ stipulation, which was approved by the Superior Court, the actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain of our officers and directors and the Company (as nominal defendant) in the United States District Court for the Northern District of California (together, the “Derivative Suits”). The Derivative Suits purport to allege claims related to breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. In addition,

Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)

the complaint in District Court includes a claim for abuse of control, and the complaint in Superior Court includes a claim to require the Company to hold an annual shareholder meeting. The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages and fees and costs. In addition, the complaint in the Superior Court seek for us to provide past operational reports and financial statements, to publish timely and accurate operational reports and financial statements going forward, to hold an annual shareholder meeting, and to take steps to improve its corporate governance and internal procedures.

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

(Unaudited)

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

In March, 2016, we were selected by the United States Office of Personnel Management (“OPM”), to administer its Federal Flexible Spending Account Program (“FSAFEDS”). This new relationship provides eligible federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants has started and the

(Unaudited)

transition of all participants was completed during the third quarter of 2016. In addition, the United States Postal Service will join the OPM contract in the first quarter of 2017.

On November 1, 2016, we entered into an Asset Purchase Agreement with Automatic Data Processing Inc. (“ADP”), a leading global provider of human capital management solutions, to acquire ADP’s Consumer Health Spending Account, or CHSA, and COBRA businesses for $235.0 million in cash.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2016

Revenue

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
Revenues:	(In thousands, unaudited)			(In thousands, unaudited)
Healthcare	$42,204	$45,163	7%	$133,307	$141,148	6%
Commuter	16,003	17,570	10%	47,928	52,412	9%
COBRA	12,229	18,302	50%	37,112	50,916	37%
Other	12,724	4,215	(67)%	32,866	12,440	(62)%
Total revenues	$83,160	$85,250	3%	$251,213	$256,916	2%

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

The $3.0 million increase in healthcare revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was driven primarily by the revenue generated from administering FSAFEDS, an increase in FSA, HSA, and HRA revenue due to the addition of other new clients and growth in new employee participation in the programs, and increases in interchange fee revenue. These increases were partially offset by a $0.7 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses, and a $0.3 million reduction as a result of revenue accruals which reversed revenue to account for credit memos and billing adjustments processed in subsequent periods. Refer to Note 1. Summary of Business and Significant Accounting Policies, of our Notes to Condensed Consolidated Financial Statements for details.

(Unaudited)

The $7.8 million increase in healthcare revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to the revenue generated from administering FSAFEDS, an increase in FSA, HSA, and HRA revenues due to the addition of other new clients, growth in new employee participation in the programs, and increases in interchange fee revenue. These increases were partially offset by a $1.3 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses, and a $1.0 million reduction as a result of revenue accruals which reversed revenue to account for credit memos and billing adjustments processed in subsequent periods. Refer to Note 1. Summary of Business and Significant Accounting Policies, of our Notes to Condensed Consolidated Financial Statements for details.

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

The $4.5 million increase in commuter revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was driven primarily by the increase in employee participation as a result of the increase in maximum pre-tax monthly benefit for transit and vanpooling, as mentioned above, as well as the addition of new clients and growth in employee participation in other commuter programs. Our commuter revenue was further increased by higher interchange revenue as compared to the same period in 2015.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $6.1 million and $13.8 million increase in COBRA revenue for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, was due primarily to the transition of the portfolio under the channel partner arrangement with Ceridian, as well as the addition of new clients to the program. These increases were partially offset by a $0.4 million and $1.0 million reduction in revenue in the three and nine months ended September 30, 2016, respectively, as a result of revenue accruals which reversed revenue to account for credit memos and billing adjustments processed in subsequent periods. Refer to Note 1. Summary of Business and Significant Accounting Policies, of our Notes to Condensed Consolidated Financial Statements for details.

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

Cost of Revenues

(Unaudited)

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Cost of revenues (excluding amortization of internal use software)	$26,364	$29,750	13%	$88,210	$89,440	1%
Percent of revenues	32%	35%		35%	35%

The primary component of cost of revenues is expenses related to our claims processing, product support, and customer service personnel. Cost of revenues also includes outsourced and temporary labor costs, check/ACH payment processing services, debit card processing services, shipping and handling costs for cards and passes, and employee participant communications costs.

The $3.4 million increase in cost of revenues for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an increase in expenses related to increases in headcount, temporary help, and outsourced services in the third quarter of 2016 to administer FSAFEDS and service new clients transitioned under the channel partner arrangement with Ceridian. Cost of revenues was further increased by higher stock-based compensation expense due primarily to new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were partially offset by the reversal of $0.7 million related to the netting of healthcare revenue against certain cost of revenue expenses and a decrease in printing and postage related to customer support as a result of the termination of the relationship with a significant customer in the health insurance exchange business.

The $1.2 million increase in cost of revenues for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increase was further driven by an increase in salaries and personnel-related costs, temporary help, and consulting services expenses to support an increase in customer base from Federal agencies and Ceridian. In addition, we booked $0.6 million to reserve for potentially uncollectible customer obligations for pass through employee participant reimbursement. The increases were partially offset by the reversal of $1.3 million related to the netting of healthcare revenue against certain cost of revenue expenses, and by lowered printing and postage related to customer support as a result of the termination of the relationship with a significant customer in the health insurance exchange business.

Technology and Development

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Technology and development	$11,560	$11,482	(1)%	$33,928	$32,148	(5)%
Percent of revenues	14%	13%		14%	13%

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

The $0.1 million decrease in technology and development expenses for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to decreases in temporary help and consulting services expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015. This decrease was partially offset by an increase in salaries and personnel-related costs to support the increase in customer base from Ceridian, and an increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options.

The $1.8 million decrease in technology and development expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to decreases in temporary help, consulting and outsourced services

(Unaudited)

expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015. The decrease was partially offset by an increase in salaries and personnel-related costs to support the increase in customer base from Ceridian and an increase in stock-based compensation expense as mentioned above.

Sales and Marketing

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Sales and marketing	$12,824	$13,888	8%	$38,445	$41,944	9%
Percent of revenues	15%	16%		15%	16%

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

The $1.1 million increase in sales and marketing expense for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to salaries and personnel-related costs, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives. The expense was further increased by stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

The $3.5 million increase in sales and marketing expense for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to salaries and personnel-related costs, temporary help, consulting service, printing, and advertising expenses to support the increase in our client base through our broker relationships and ongoing promotional marketing initiatives, and an increase in stock-based compensation expense as mentioned above. The increases were offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

General and Administrative
໿

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
General and administrative	$12,875	$15,212	18%	$39,559	$45,294	14%
Percent of revenues	15%	18%		16%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

The $2.3 million and $5.7 million increases in general and administrative expenses for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were due primarily to an increase of stock-based compensation expense as a result of new grants of stock awards. The expense was further increased by salaries and personnel-related costs, depreciation, and software related expense. These increases were partially offset by decreases of $0.1 million and $0.3 million in the three and nine months ended September 30, 2016, respectively, due primarily to the reversal of our bad debt accrual.

Amortization, Impairment and Change in Contingent Consideration

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Amortization, impairment and change in contingent consideration	$6,935	$6,647	(4)%	$19,946	$29,458	48%

(Unaudited)

Our amortization, impairment and change in contingent consideration consists of four components: amortization of internal use software, amortization of acquired intangible assets, impairment of internal use software and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives. In connection with the Audit Committee investigation described in Note 1. to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A. The Company re-assessed the fair value of KP Connector, which is internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer needed its services, and that KP Connector's carrying value was considered unrecoverable as of June 30, 2016. Accordingly, we recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income and a corresponding reduction of property and equipment, net, in the condensed consolidated balance sheets in the nine months ended September 30, 2016. We also reversed previously recorded amortization expense in the third quarter of 2016 by $0.3 million.

Amortization, impairment and contingent consideration expense for the three months ended September 30, 2016 decreased $0.3 million, compared to the same period in 2015, due to the termination of a significant customer relationship in the health insurance exchange business, and to the reversal of $0.3 million of previously amortized IDS, which was adjusted as a result of our restatement. The decreases were partially offset by an increase in amortization from additions to acquired intangible assets from the channel partner arrangement with Ceridian.

The $9.5 million increase in the amortization, impairment and change in contingent consideration for the nine months ended September 30, 2016, as compared to the same period in 2015, was driven by a $3.8 million increase in amortization as a result of accelerating amortization on intangible assets, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business. In addition, we recorded a $3.7 million impairment charge for KP Connector, as mentioned above, and the increase was further driven by a $1.8 million increase in amortization as a result of additions to acquired intangible assets from the channel partner arrangement with Ceridian and the CONEXIS acquisition.

Employee Termination and Other Charges

	Three Months Ended September 30,		Change from	Nine months Ended September 30,		Change from
	2015	2016	prior year	2015	2016	prior year
		Restated	Restated		Restated	Restated
	(In thousands, unaudited)			(In thousands, unaudited)
Employee termination and other charges	$(112)	$162	(245)%	$1,968	$475	(76)%

The $0.3 million increase in employee termination and other charges for three months ended September 30, 2016, as compared to the same period in 2015, was mainly due to costs associated with the planned acquisition of ADP's CHSA and COBRA businesses and an additional cost associated with the closure of an office location.

For the nine months ended September 30, 2015, we incurred a $2.0 million expense in employee termination and other charges due to an organizational efficiency plan. For the nine months ended September 30, 2016, we recognized charges of $0.4 million primarily due to severance and other costs associated with the closure of an office location. We also recognized costs associated with the planned acquisition of ADP's CHSA and COBRA businesses.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
		Restated		Restated
	(In thousands, unaudited)		(In thousands, unaudited)
Interest income	$66	$117	$85	$300
Interest expense	(339)	(521)	(1,523)	(1,748)
Other income	(8)	17	280	(113)

(Unaudited)

The $0.2 million increase in interest expense for the three months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an amendment to the credit facility entered into in August 2016 resulting in a higher credit limit, and to an accrual for interest expense on unreported employee participant and employer clients unclaimed property. The $0.2 million increase in interest expense for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to an accrual for interest expense on unreported employee participant and employer clients unclaimed property.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
		Restated		Restated
	(In thousands, unaudited)		(In thousands, unaudited)
Income tax provision	$(4,835)	$(2,492)	$(11,244)	$(5,690)

Our provision for income taxes decreased from $4.8 million for the third quarter of 2015 to $2.5 million for the third quarter of 2016 and $11.2 million for the nine months ended September 30, 2015 to $5.7 million for the nine months ended September 30, 2016 due primarily to a decrease in income before income taxes.

Liquidity and Capital Resources

As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $667.2 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the nine months ended September 30, 2016 our cash flow from operating activities provided $199.8 million and as of September 30, 2016, we had $167.7 million of borrowing capacity available under our revolving credit facility.

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

Revolving Credit Facility

(Unaudited)

In the second quarter of 2015, we entered into an Amended and Restated Credit Agreement, or Credit Agreement, with certain lenders, including MUFG Union Bank, N.A, as administrative agent. The Credit Agreement provides for a $150.0 million revolving credit facility, an increase option permitting us to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments, and a $15.0 million subfacility for the issuances of letters of credit. In addition, the credit facility provides for stock repurchases from employees of up to an aggregate of $1.0 million in any fiscal year. The Credit Agreement extended the term of the credit facility to June 5, 2020 and reduced the margin added to the LIBOR, to a range from 125 to 175 basis points.

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31, 2015	September 30, 2016
		Restated
	(In thousands, unaudited)
Cash and cash equivalents, end of period	$500,918	$667,192

(Unaudited)

The following table presents information regarding our cash position:

	Nine Months Ended September 30,
	2015	2016
		Restated
	(In thousands, unaudited)
Net cash provided by operating activities	$89,835	$199,795
Net cash used in investing activities	(33,645)	(41,306)
Net cash provided by financing activities	8,501	7,785
Net increase in cash and cash equivalents	$64,691	$166,274

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities increased during the nine months ended September 30, 2016 as compared to the prior-year period by $110.0 million. Cash provided by operating activities during the nine months ended September 30, 2016 resulted from our net income of $10.9 million adjusted for the following non-cash items:  $6.3 million for depreciation, $29.6 million for amortization, impairment and change in contingent consideration, and $20.2 million for stock-based compensation expense. Cash provided by operating activities increased driven mainly by an increase in customer obligations primarily from funds received from the Federal agencies, COBRA and commuter programs as a result of the transition of Ceridian's COBRA and direct bill portfolio to the Company, and the increase in maximum pre-tax monthly benefit as well as a larger commuter client base. Cash provided by operating activities was partially offset by an increase in accounts receivable due primarily to the timing of collections as a result of increased sales volume and lower cash provided by accounts payable and accrued expenses due to the timing of payments to transit agencies.

Cash Flows from Investing Activities
໿

Net cash used in investing activities increased during the nine months ended September 30, 2016, as compared to the prior-year period, by $7.7 million, due primarily to payments made for the acquisition of intangible assets for the transition of Ceridian’s COBRA and direct bill portfolio to the Company. This increase was partially offset by a decrease in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities decreased during the nine months ended September 30, 2016, as compared to the prior-year period, by $0.7 million, due primarily to payments made for share repurchase activities in 2016 and an increase in the tax benefit related to stock-based compensation, partially offset by an increase in proceeds from exercise of stock options and a decrease in payments related to contingent consideration.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2016 (unaudited)(Restated):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$79,600	$—	$—	$79,600	$—
Interest on long-term debt obligations (2)	5,174	1,380	2,759	1,035	—
Operating lease obligations (3)	47,113	8,064	15,722	15,266	8,061
Total	$131,887	$9,444	$18,481	$95,901	$8,061

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

(Unaudited)

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

Future minimum lease payments under capital lease obligations are not included in the table above. As of September 30, 2016, there were $0.6 million of future capital lease obligation payments. The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies, Estimates and Judgments

Information with respect to this Item may be found under the heading “Summary of Business and Significant Accounting Policies” in Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 2 by reference.

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
Based on the such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016 we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.
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

(Unaudited)

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
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30,2016, as a result of material weaknesses in the following areas:
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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

(Unaudited)

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

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: March 18, 2019	By:	/s/ ISMAIL DAWOOD
Ismail Dawood
Chief Financial Officer
(Principal Financial and Accounting Officer)