Form 10-K
period 2017-12-31
WAGEWORKS, INC.
filed 2019-03-18
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,666,897,804 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 14, 2019, there were 39,852,857 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WAGEWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

EXPLANATORY NOTE

This Annual Report on Form 10-K as of and for the year ended December 31, 2017 includes consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. The consolidated financial statements for the year ended December 31, 2016 and selected financial data for the year ended December 31, 2016 are restated.

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board of Directors (the “Board”) of WageWorks, Inc. (together with its subsidiaries, “WageWorks,” the “Company,” “we,” “our,” or “us”) concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of the Board as a result of the investigation described below and after consultation with the Company’s then independent auditors and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector, our internal use software, among other matters.

During the course of this investigation, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector.

This Annual Report on Form 10-K (“Form 10-K”) for the annual period ended December 31, 2017 reflects changes to the Consolidated Balance Sheet at December 31, 2016 and the Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2016, and the related notes thereto.

4

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning tax-advantaged consumer-directed benefits, market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for acquisitions and portfolio purchases, carrier relationships, channel partnerships, private exchanges, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

PART I

Item 1. Business

Available Information

WageWorks, Inc. was incorporated as a Delaware corporation in 2000. Our website address is www.wageworks.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. As used herein, “WageWorks,” “we,” “us” and “our” and similar terms include WageWorks, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

Overview

We are a leader in administering Consumer-Directed Benefits (CDBs) which empower employees to lower their tax expense and provide healthcare related tools for employers to provide to their employees. We lead by facilitating companies with the technology, tools and a comprehensive understanding of current regulations, and we are dedicated to administering CDBs. These include pre-tax spending accounts, such as Health Savings Accounts ("HSAs"), health and dependent care Flexible Spending Accounts, ("FSAs"), Health Reimbursement Arrangements, ("HRAs"), plus commuter benefit services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act, ("COBRA"), and other employee benefits.

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

We price our services based on a number of variables including but not limited to the estimated number and types of claims, whether payment processing and client support activities will be provided within or outside of the United States, the estimated number of calls to our customer support center and any specific client requirements. In addition, we derive a portion of our revenues from interchange fees from financial institutions that we receive when employee participants use the prepaid debit cards we provide to them for healthcare and commuter expenses as well as interest income or fee income associated with HSA related balances deposited with the financial institutions.

At January 31, 2018, we had approximately 7.6 million participant accounts from approximately 80,000 employer clients. In 2017, employee participants used approximately 6.1 million WageWorks prepaid debit cards. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to employers who then distribute the products to their employees based on demand. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to submit updated participant files in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline to report these metrics.

Our Services

Health Savings Accounts (HSAs)

We administer HSAs for employers that allow employee participants to invest funds to be used for qualified healthcare expenses at any time without federal tax liability or penalty. In order to be eligible for an HSA, an employee must be enrolled in a qualified High Deductible Health Plan ("HDHP"), that is HSA-compatible and not have any other impermissible coverage. The funds in the HSAs are exempt from payroll taxes for employers and both employees and employers can make contributions to an HSA. Withdrawals for non-medical expenses are treated similarly to those in an individual retirement account, specifically, such withdrawals may provide tax advantages if taken after retirement age, and may incur penalties if taken earlier. HSA funds are held by a custodian, which accumulate year-to-year if not spent and are portable if a participant leaves his or her employer. Our HSA programs are designed to offer employers a choice of third-party custodian as well as a variety of investment options within each custodial offering that enables employers the opportunity to explore a broader assortment of funds to offer their employees. Effective December 2017, we became a non-bank custodian and therefore can be another option for our clients for HSA custodian services.

Flexible Spending Accounts (FSAs)

Healthcare

We also offer FSAs, which are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, medical devices and autism treatments. Employers benefit from payroll tax savings on the pre-tax FSA contributions made by employees. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,250 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $438 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $52 per participant per year, even after the payment of our fees.

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

Health Reimbursement Arrangements (HRAs)

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

COBRA

We offer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits which includes medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay WageWorks directly versus to their employers for coverage they elect to continue. We handle the accounting and customer services for such terminated employees, as well as interfacing with the carrier regarding the employees’ eligibility for participation in COBRA program.

Commuter Programs

We administer pre-tax commuter benefit programs. In 2017, employers were permitted to provide employees with commuter benefits including qualified parking, transit passes, vanpooling and bicycle commuting reimbursement. The maximum monthly federal (and sometimes state) tax free exclusion is adjusted for inflation. The Protecting Americans from Tax Hikes Act of 2015, which was signed into law on December 18, 2015, increased the maximum pre-tax monthly limit for transit passes and vanpooling to be the same as the limit applicable for qualified parking, which was $255 for 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") that eliminated the bicycle commuting reimbursement effective January 1, 2018.

Non-Bank Custodian

The Medicare Modernization Act of 2003 created HSAs a tax-exempt trust or custodial account managed by a custodian that is a bank, an insurance company, or a non-bank custodian specifically authorized by the U.S. Department of the Treasury as meeting certain ownership, capitalization, expertise and governance requirements. Effective December 2017, we received approval from the Internal Revenue Services ("IRS") to become an approved non-bank custodian of our members' HSAs.

Our Clients

As of January 31, 2018, we had approximately 80,000 employer clients across a broad range of industries with approximately 7.6 million participant accounts in all 50 states. Our employer clients include many of the Fortune 100 and Fortune 500 companies.

In addition, in March 2016 we were selected by the United States Office of Personnel Management ("OPM") to administer its Federal Flexible Spending Account Program ("FSAFEDS"). This relationship provides eligible federal government employees access to our advanced technology platform and premium service capabilities. FSAFEDS had started and transition of all participants was completed during the third quarter of 2016. In addition, the United States Postal Service became a member of the OPM contract during the first quarter of 2017.

Our Technology Platforms

We run our services primarily on a number of platforms that have been designed to be highly scalable based on an on-demand delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base. We closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.

The majority of our accounts run on our proprietary platform, which we call our Enterprise platform. We generally use our Enterprise platform for medium-sized and enterprise clients to administer a wide range of CDB programs (FSA, Limited FSA, HRA, Limited HRA, HSA, Commuter, and other programs). Our Enterprise platform supports all account administrative functions and provides integration with the systems used by employer clients, payment networks, health plans and key suppliers. Our Enterprise platform features a flexible, rules-based engine that includes multi-wallet functionality and is highly configurable to accommodate custom client plan designs and service requests. This multi-wallet functionality allows us to include more than one type of healthcare account (FSA, HRA and HSA) on one participant's card, and helps ensure that funds that are otherwise subject to forfeiture at the end of a plan year are used first to pay for eligible expenses.

We also operate a technology platform known as WinFlexOne, which has been specifically designed and enhanced to address the needs of small-and medium-sized business ("SMBs"). While the overall features and capabilities of WinFlexOne are comparable to Enterprise, WinFlexOne utilizes a simpler set of interfaces and product configurations that better accommodate the more limited administrative capabilities and needs of small employers.

Our third primary technology platform, known as CSAM, is used to provide a full suite of CDB programs to our enterprise clients. CSAM is integrated with Automatic Data Processing Inc.'s ("ADP") Health and Welfare ("H/W") and ADP payroll platforms and is designed to support large and small market clients. CSAM supports the overall features and capabilities of the Enterprise platform.

Our fourth technology platform, known as Complink, is used to provide COBRA and direct bill services to our SMB and enterprise clients. This integrated platform automates COBRA and direct bill administration activities and operations, and helps to ensure the administration of these programs is in compliance with applicable laws.

Our last primary technology platform, known as CASPro, is used to provide COBRA services to our enterprise clients. CASPro is integrated with ADP H/W and ADP payroll platforms and helps to ensure the administration of these programs is in compliance with applicable laws.

In 2017, we continued to develop and implement new features to enhance the participant and client user experience on our enterprise platform. These efforts touched several areas, including the participant website, mobile application, or mobile app, client website, reporting, plan design and administration.

Operations

Operation Support Services

We provide operational support services to our clients and our cross-functional teams including customer support and claims processing. We believe our strict quality standards differentiate us from our competitors and enable us to attract and maintain a broad base of loyal customers. Our client support groups include: customer support, claims servicing, operations support and professional services teams.

Our customer support team handles all incoming interactions from our employee participants, and is responsible for resolving any issues they may encounter. The team serviced approximately 6.2 million calls in 2017. Our claims servicing team works directly with providers or participants and reviews, adjudicates and processes claims for payment or reimbursement. In 2017, the claims servicing team handled more than 15.0 million claims and card use verification forms.

Our operations support team processes and coordinates activities, delivers healthcare and commuter cards to participants and ensures that prepaid funds and reimbursement payments are accurate. In 2017, our operations team serviced approximately 6.1 million healthcare and commuter prepaid debit cards and fulfilled over 14.5 million commuter orders during the calendar year.

Lastly, our professional services team is responsible for coordinating all activities related to the implementation, transition and on-boarding of new employer clients, assisting our existing clients with the addition of new services to their accounts and transitioning clients that we acquire from portfolio purchases to our platforms.
Employer Relationship Management

Each employer client, based on size and complexity, is assigned to an account team with an experienced relationship manager. Our relationship managers act as a client’s single point of contact and are trained on all of our account offerings, working closely with our internal partners and subject matter experts to understand how regulatory or operational changes may impact a particular program or procedure.

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

Our Employer Relationship Management team also ensures that any platform or product changes, such as website or service enhancements, online claims processing, or the launch of our mobile application are properly communicated and adopted by our clients. The team also works to keep our commuter clients' employee participants well informed about any rate changes, new pricing schemes or new technologies as we have relationships with a significant number of regional transit authorities.

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

Business Development

In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of eight third-party administrators ("TPAs"), and completed three acquisitions. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients. There are several hundred regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase.

Government Regulation

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. We have implemented and continue to enhance compliance programs and policies to monitor and address the legal and regulatory requirements applicable to our operations, including dedicated compliance personnel and training programs. For additional information regarding laws and regulations impacting our business, refer to Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

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

Intellectual Property

Our success depends in part on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patent laws, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have two issued patents which expire in 2022 and 2030.

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

Employees

On December 31, 2017, we had 2,098 employees, including 1,921 full-time employees, 11 part-time employees and 166 temporary or seasonal employees. There are 118 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the U.S. or work remotely from various locations. We also have meaningful office locations in Irving, TX, Milwaukee, WI, Tempe, AZ, Louisville, KY and Alpharetta, GA. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
As discussed in the Explanatory Note to this Annual Report and in Note 2, “Restatement” to the Notes to our Consolidated Financial Statements included in this Annual Report, we are restating our previously issued financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.
In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees and lender and noteholder consent fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implementing a number of additional procedures, in order to strengthen our accounting function and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.
We are also subject to a securities class action and shareholder derivative suits and investigations arising out of the misstatements in our financial statements, including investigations by the Securities and Exchange Commission (the “SEC”) and the U.S. Attorney’s Office for the Northern District of California (the “USAO”). For additional discussion see Item 3. Legal Proceedings and "Legal Matters" in Note 15 to our Consolidated Financial Statements.
The restatement of our previously issued financial results has resulted in securities class action and shareholder litigation, as well as government investigations that could result in government enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
We are subject to securities class action and shareholder litigation relating to our previous public disclosures. In addition, we are subject to government investigations arising out of the misstatements in our previously issued financial statements. For additional discussion see Item 3. Legal Proceedings and "Legal Matters" in Note 15 to our Consolidated Financial Statements. On March 9, 2018, a putative class action - captioned Government Employees’ Retirement System of the Virgin Islands v. WageWorks, Inc., et al., No. 4:18-cv-01523-JSW - was filed in the United States District Court for the Northern District of California (the “Securities Class Action”) against the Company, our former Chief Executive Officer, and our former Chief Financial Officer. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of persons and entities that acquired WageWorks securities between May 6, 2016 and March 1, 2018, and alleges, among other things, that the defendants issued false and misleading financial statements. On June 22, 2018 and September 6,

2018, two derivative lawsuits were filed against certain of our officers and directors and the Company (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. Pursuant to the parties’ stipulation, which was approved by the Superior Court, the actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain of our officers and directors and the Company (as nominal defendant) in the United States District Court for the Northern District of California (together, the “Derivative Suits”). Furthermore, the Company voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement and independent investigation, is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. The U.S. Attorney’s Office for the Northern District of California also opened an investigation. The Company has provided documents and information to the U.S. Attorney’s Office and will continue to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter. For additional discussion of these matters, see Note 15, "Commitments and Contingencies," to the Notes to our consolidated financial statements included in this Annual Report. We could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Item 9A, “Controls and Procedures” of this Annual Report, management identified material weaknesses in our internal control over financial reporting.
As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and 2016. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.
If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings. Such material weaknesses could materially and adversely affect our operations, financial condition, reputation and stock price.
We have, in the past, experienced issues with our internal control over financial reporting related to managing change and assessing risk in the areas of non-routine and complex transactions, tone at the top, and commitment to competencies in the areas of non-routine and complex transactions. It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. If we are unable to effectively remediate and adequately manage our internal control over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities.

Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and others to lose confidence in our financial data and could adversely affect our business and our stock price. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of available financing. Internal control over financial reporting may not prevent or detect all errors or acts of fraud.
Internal control over financial reporting may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could have a material adverse effect on our business, financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny and penalties.
Matters relating to or arising from our Special Committee and Audit Committee investigations, including regulatory investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.
We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the Special Committee and Audit Committee investigations and related legal matters, as previously disclosed in our public filings, including the review of our accounting, the audit of our financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Item 9A., “Controls and Procedures,” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition. These expenses, the delay in timely filing our periodic reports, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business and financial condition. As a result, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.
We have not been in compliance with NYSE’s requirements for continued listing and as a result our common stock may be delisted from trading on the NYSE, which would have a material effect on us and our stockholders.
We were delinquent in the filing of our periodic reports with the SEC and have not convened an Annual Meeting of Stockholders since 2017, and as a result, we are not in compliance with listing requirements of Section 802.01E of the NYSE Listed Company Manual which requires timely filing of periodic financial reports with the SEC. We have requested and received two 6-month extension periods for continued listing of the Company’s common stock on the NYSE and the NYSE has granted us until March 19, 2019 to regain compliance.
Though we expect to file all of our delinquent reports prior to this deadline, there can be no guarantee that we will be able to file by March 19, 2019, in which case our common stock may again be subject to delisting by the NYSE. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on NYSE or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.
The delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of some of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regained and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.
Furthermore, the Company has several employee and director equity plans that are registered under the Securities Act of 1933, as amended, pursuant to Form S-8. Under SEC regulations, the Company’s failure to timely file its periodic and annual reports with the SEC resulted in the suspension of the availability of these insider equity plans, including the Company's Profit Sharing Plan. For that reason, employees and directors have not been permitted to liquidate any preexisting holdings of the Company’s common stock, nor has the Company been able to issue equity retention or incentive awards.
Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.
Within the past two years, we have substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. Our Chief Executive Officer is new to that role and we have a new Executive Chairman, Chief Financial Officer, General Counsel and other members of our senior management team. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.
Our business is dependent upon the availability of tax-advantaged Consumer-Directed Benefits to employers and employees and any diminution in, elimination of, or change in the availability of these benefits would materially adversely affect our results of operations, financial condition, business and prospects.
Our business fundamentally depends on employer and employee demand for tax-advantaged CDBs. Any diminution in or elimination of the availability of CDBs for employees would materially adversely affect our results of operations, financial condition, business and prospects. In addition, incentives for employers to offer CDBs may also be reduced or eliminated by changes in laws that result in employers no longer realizing financial gain from the implementation of these benefits. If employers cease to offer CDB programs or reduce the number of programs they offer to their employees, our results of operations, financial condition, business and prospects would also be materially adversely affected. We are not aware of any reliable statistics on the growth of CDB programs and cannot assure you that participation in CDB programs will grow.
The Tax Cuts and Jobs Act of 2017 generally disallows a deduction for expenses with respect to Qualified Transportation Fringe Benefits (“QTF(s)”) provided by employer taxpayers to their employees, and generally provides that a tax-exempt organization’s Unrelated Business Tax Income is increased by the amount of the QTF expense that is nondeductible. This means our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.
In addition, if the payroll tax savings employers currently realized from their employees’ utilization of CDBs become reduced or unavailable, employers may be less inclined to offer these programs to their employees. If the tax savings currently realized by employee participants by utilizing CDBs were reduced or unavailable, we expect employees would correspondingly reduce or eliminate their participation in such CDB plans. Any such reduction in employer or employee incentives would materially adversely affect our results of operations, financial condition, business and prospects.
Future acquisitions are an important aspect of our growth strategy, and any failure to successfully identify, acquire or integrate acquisitions could materially adversely affect our ability to grow our business. In addition, costs of integrating acquisitions may adversely affect our results of operations in the short term.
Our recent growth has been, and our future growth will be, substantially dependent on our ability to continue to make and integrate acquisitions in order to expand our employer client base and service offerings. Since 2007, we have completed eleven significant transactions that involved the acquisition of client relationships, contracts and revenues. These acquisitions varied significantly in type and structure and were designed to accommodate each seller’s circumstances and to optimize our potential financial returns and manage risks. We expect our future acquisitions (with their attendant risks) will vary similarly as opportunities warrant.
Our successful integration of these acquisitions into our operations on a cost-effective basis is critical to our future financial performance, especially as it relates to our acquisition of ADP’s Consumer Health Spending Account (“CHSA”), COBRA, and direct bill businesses (together defined as the “ADP CHSA/COBRA Business”). Our inability to successfully continue and maintain the integration of the ADP CHSA/COBRA Business has resulted in the attrition of ADP’s clients, which may continue to occur. As a result our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected. While we believe that there are numerous potential acquisitions that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such acquisitions in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating acquisitions may create unforeseen difficulties and expenditures. We face various risks in making any acquisitions and entering into strategic relationships, including:

•	our ability to retain acquired employer clients and their associated revenues;

•	diversion of management’s time and focus from operating our business to address integration challenges;

•	our ability to retain or replace key employees that come to us from acquisitions we acquire;

•	our ability to integrate the combined products, services and technology;

•	our ability to cross-sell additional CDB programs to acquired employer clients;

•	our ability to realize expected synergies;

•
the need to implement or improve internal controls, procedures and policies appropriate for a public company at businesses that, prior to the acquisition, may have lacked effective controls, procedures and policies, including, but not limited to, processes required for the effective and timely reporting of the financial condition and results of operations of the acquired business, both for historical periods prior to the acquisition and on a forward-looking basis following the acquisition;

•	possible write-offs or impairment charges that result from acquisitions;

•	unanticipated or unknown liabilities that relate to purchased businesses;

•	the potential need to implement or improve internal controls relating to privacy, security and data protection;

•	the need to integrate purchased businesses’ accounting, management information, human resources, and other administrative systems to permit effective management; and

•
any change in one of the many complex international, federal or state laws or regulations that govern any aspect of the financial or business operations of our business and businesses we acquire, such as state escheatment laws.

Acquisitions may also have a short-term material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenues, as we seek to migrate acquired employer clients to our proprietary technology platforms, typically 12 to 24 months after transaction close, in order to achieve additional operating efficiencies. Additionally, from time to time, we may incur material costs and charges related to consolidating our operations following our acquisitions.
If we are unable to retain and expand our employer client base, establish new partnerships and exchange relationships, our results of operations, financial condition, business and prospects would be materially adversely affected.
Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our enterprise clients and one to three years for our SMB and mid-market clients. We also derive revenue from our partner agreements with Aflac Incorporated, Ceridian Corporation ("Ceridian"), the referral and reseller agreements with ADP, and we anticipate in the future establishing new partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that these employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period.
Moreover, most of our employer clients have the right to cancel their agreements for convenience, including the OPM, subject to certain notice requirements. While few employer clients have terminated their agreements with us for convenience, some of our employer clients have elected not to renew their agreements with us. Our employer clients’ renewal rates may decline or fluctuate as a result of a number of factors, including the prices of competing products or services, reductions in our employer clients’ spending levels, disruptions in connection with the migration of accounts from one platform to another and in-house development of CDB services by our employer clients. Our employer client retention rate may further decline as a result of the audit and restatement.

Another important aspect of our growth strategy depends upon our ability to maintain our existing carrier, partner, and exchange relationships and develop new relationships. No assurance can be given that new carrier, partners, or exchange opportunities will be found, that any such new relationships will be successful when they are in place, or that business with our current partners or exchange opportunities will increase at the level necessary to support our growth objectives. If our employer clients do not renew their agreements with us, and we are unable to attract new employer clients or partners, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.
The market for our services and our business may not grow if our marketing efforts do not successfully raise awareness among employers and employees about the advantages of adopting and participating in CDB programs.
Our revenue model is substantially based on the number of employee participants enrolled in the CDB programs that we administer. We devote significant resources to educating both employers and their employees on the potential cost savings and other financial benefits available to them from utilizing CDB programs. We have created various marketing, educational and awareness tools to inform employers about the benefits of offering CDB programs to their employees and how our services allow them to offer these benefits in an efficient and cost effective manner. We also provide marketing information to employees that inform them about the potential tax savings they can achieve by utilizing CDB programs to pay for their healthcare, commuter and other benefit needs. However, if more employers and employees do not become aware of or understand these potential cost savings and other financial benefits and do not choose to adopt CDB programs, our results of operations, financial condition, business and prospects may be materially adversely affected.
In addition, there is no guarantee that the market for our services will grow as we expect. For example, the value of our services is directly related to the complexity of administering CDB programs. Government action that significantly reduces or simplifies these requirements could reduce demand or pricing for our services. Further, employees may not participate in CDB programs because they have insufficient funds to set aside into such programs, find the rules regarding the use of such programs too complex, or otherwise. If the market for our services declines or develops more slowly than we expect, or the number of employer clients that select us to provide CDB programs to their employee participants declines or fails to increase as we expect, our results of operations, financial condition, business and prospects could be materially adversely affected.
Our business and prospects may be materially adversely affected if we are unable to cross-sell our products and services.
One component of our growth strategy is the increased cross-selling of products and services to current and future employer clients. In particular, many of our employer clients use only one of our products so we expect our ability to cross-sell our commuter programs to our healthcare program clients and our healthcare programs to our commuter employer clients to be an important part of this strategy. We may not be successful in cross-selling our products and services if our employer clients find our additional products and services to be unnecessary or unattractive. Any failure to sell additional products and services to current and future clients could materially adversely affect our results of operations, financial condition, business and prospects.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities.
We regularly possess, store and handle non-public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the internet and through other electronic means. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception of our employees or contractors. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. Our failure to maintain the security of that data, whether as the result of our own error or the malfeasance or errors of others, could harm our reputation, interrupt our operations, result in governmental investigations and give rise to a host of civil or criminal liabilities. Any such failure could lead to lower revenues, increased remediation, prevention and other costs and other material adverse effects on our results of operations.
Failure to ensure and protect the confidentiality and security of participant data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our results of operations, business or financial condition.
We must collect, store and use employee participants’ confidential information and transmit that data to third parties, to provide our services. For example, we collect names, addresses, and other personally identifiable information from employee participants which may include social security numbers (i.e., partial or, in some cases, full). We also collected personal health information (“PHI”), including information about employee participants’ health plans and insurance coverage. In addition, we facilitate the issuance and funding of prepaid debit cards and, in some cases, collect bank routing information, account numbers and personal credit card information for purposes of funding an account or issuing a reimbursement. Because of the types of data we collect, we are subject to numerous state data breach laws as well as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act, and other legal and contractual obligations.
We utilize a number of third-party platforms and outsource a portion of customer support center services and claims processing services to third-party service providers to whom we transmit certain confidential information of our employee participants. We have security measures in place with each of these service providers to help protect this confidential information, including written agreements that outline how protected health information will be handled and shared. We cannot, however, verify the security procedures and protections of these third-party platforms or vendors are adequate. Furthermore, there are no assurances that the security measures and agreements we have in place with these service providers, or any additional security measures that our service providers may have in place, will be sufficient to protect this outsourced confidential information from unauthorized security breaches.
We have taken numerous measures to secure the data we collect; however, we cannot assure you that we will not be subject to a security incident or other data breach or that this data will not be compromised. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, or to pay penalties as a result of such breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or service providers or by other persons or entities with whom we have commercial relationships. Any compromise or perceived compromise of our security could damage our reputation with our clients, brokers and partners, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.
We have incurred, and expect to continue to incur, significant costs to protect against and respond to security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.
Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of employer client or employee participants’ information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations or destruction of data, such as through ransomware; fraud; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions, and other potential liabilities. If any of these events occurs, or is believed to have occurred, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide access, usage or maintenance and support services to our customers, may be impaired. If current or prospective employer clients or employee participants believe that our systems and solutions do not provide adequate security for the storage of personal or other sensitive information or its transmission over the internet, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any actual or perceived compromise or breach of our security measures, or those of our service providers, or any unauthorized access to, misuse or misappropriation of consumer information or other confidential business information, could violate applicable laws and regulations, contractual obligations or other legal obligations and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, any of which could have a material adverse effect on our business, financial condition and operating results.
Our business is subject to a variety of laws and regulations, including those regarding privacy, data protection and information security, and our customers, partners and service providers are subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our infrastructure, our platform, third-party platforms that we utilize, or our solutions to enable us or our customers, partners and service providers to comply with applicable laws and regulations would harm our business, financial condition and operating results.
As part of our business, we collect employee participants’ personal data for the purpose of processing their benefits. Our services and solutions are subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personally identifiable information, financial data, health data or other similar data. Among other things, we have access to, and our employer clients and employee participants are able to use our solutions to handle and transfer, personally identifiable information and other data of our current and prospective employee participants and others. The U.S. federal and various state and other jurisdictional governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information and other data, and the Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy, data protection, and data security, or may find it necessary or desirable to align our practices with, or certify under, other industry standards. We also are and routinely become bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Although we work to comply with applicable laws, regulations, industry standards, contractual obligations and other legal obligations that apply to us, these are constantly evolving and may be modified, may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations or our practices.
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
Any failure or perceived failure by us to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations relating to privacy or data security, or any actual or perceived security incident resulting in unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental or regulatory investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our employer clients, employee participants, and others to lose trust in us, which could have an adverse effect on our reputation, business, financial condition and results of operations.
Our services and solutions are subject to numerous laws and regulations related to the privacy and security of personal health information, including those promulgated pursuant to HIPAA, as well as HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, which require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form. Further, our services and solutions are subject to Payment Card Industry, or ("PCI"), data security standards that impose requirements regarding the storage and processing of payment card information. If we cannot comply with, or if we incur a violation of, any of these obligations, we could incur significant liability or our growth could be adversely impacted, either of which could have an adverse effect on our reputation, business, financial condition and operating results.
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
The European General Data Protection Regulation (“GDPR”) took effect in May 2018. We have conducted an analysis regarding whether and how the GDPR may impact our organization and we have determined that we and our services are not subject to the GDPR at this time. Notwithstanding, we are aware that the scope of the GDPR may implicate certain organizations in the U.S., including some of our clients, partners and other entities with which we do business. We continue to monitor this regulation, and as necessary, will update any necessary processes, policies and systems.
California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which will become effective January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As required by the CCPA, the Attorney General must adopt certain regulations on or before July 1, 2020. It remains unclear the extent of the modifications that will be made to the CCPA, or how such modifications will be interpreted. The effects of the CCPA potentially are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
If our privacy or data security measures fail or are perceived to fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or any changed interpretations of the foregoing, we may be subject to litigation, regulatory investigations, enforcement actions, inquiries, prosecutions, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, industry standards, or other legal obligations, or any changed interpretations of the foregoing, limit the ability of our customers, partners or service providers to use and share personally identifiable information or other data or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase and our business, financial condition and operating results could be harmed. Even the perception of privacy or data protection concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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
In addition, we depend on information technology networks and systems to collect, process, transmit and store electronic information and to communicate among our locations and with our partners, service providers, employer clients and employee participants. Security breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We also are required at times to manage, utilize and store sensitive or confidential employer client and employee participant data, as well as our own employee data in the regular course of business. As a result, we are subject to numerous laws and regulations designed to protect this information, including various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our personnel, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems or those we develop or utilize in connection with our provision of services, whether by our personnel or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.
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
For example, we may face increased competition in the FSA and HSA markets, which could result in a lower rate of account growth, service fees paid by our employer clients, and interchange fees paid by financial institutions related to transaction fees on debit cards used by employee participants. In addition, we may face competition between our internal product offerings to the extent that our employer clients choose to discontinue participation in our FSA program and instead enroll in our HSA program or otherwise. We are also challenged to maintain and increase the employee participation rates in all our CDB programs, and if we fail to successfully do so, our results of operations, business and prospects could be materially adversely affected.
In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic brokers, insurance carriers, payroll services companies, private exchanges, third-party advisors or other parties with which we have relationships, thereby limiting our ability to promote our CDB programs with these parties and limiting the number of brokers available to sell or market our programs. This competitive environment is further magnified by relatively low customer switching costs between providers. If we are unable to compete effectively with our competitors for any of the foregoing or other reasons, our results of operations, financial condition, business and prospects could be materially adversely affected.
Changes in healthcare, security and privacy laws and other regulations applicable to our business may constrain our ability to offer our products and services.
Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices.
The Patient Protection and Affordable Care Act (“PPACA”) signed into law on March 23, 2010 and related regulations or regulatory actions could adversely affect our ability to offer certain of our CDBs in the manner that we do today or may make CDBs less attractive to some employers. For example, any new laws that increase reporting and compliance burdens on employers may make them less likely to offer CDBs to their employees and instead offer employees benefit coverage through public exchanges. In addition, it is unclear whether the “Cadillac Tax”, now delayed until 2022, will be modified so that employee contributions to FSAs and HSAs are excluded from the calculation or if the entire tax will be repealed. If employers are less incentivized to offer our CDB programs to employees because of the Cadillac Tax, the resulting increased regulatory burdens, costs or other impacts, could materially adversely affect our results of operations and financial condition, business and prospects.
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
Our future results will depend on our ability to continue to focus our resources and manage costs effectively.
We are continually implementing productivity measures and focusing on measures intended to further improve cost efficiency. We may be unable to realize all expected cost savings in connection with these efforts within the expected time frame, or at all and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved savings in the future. Future results will depend on the success of these efforts.
If we are unable to control costs, we may incur losses, which could decrease our operating margins and significantly reduce or eliminate our profits. Our future profitability will depend on our ability to manage costs or increase productivity. An inability to effectively manage costs could adversely impact our business, results of operations, or financial condition.
If we fail to manage future growth effectively, we may not be able to market and sell our products and services successfully.
We have expanded our operations significantly in recent years and anticipate that further expansion will be required in order for us to grow our business. If we do not effectively manage our growth, the quality of our services could suffer, which could materially adversely affect our results of operations, financial condition, business and prospects, and damage our brand and reputation among existing and prospective clients. In order to manage our future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also be required to continue to improve our existing systems for operational and financial information management, including our reporting systems, procedures, controls, and regulatory compliance processes. These improvements may require significant capital expenditures and will place increasing demands on our management. We may not be successful in managing or expanding our operations, or in maintaining adequate operating and financial information systems and controls. If we are not successful in implementing improvements in these areas, our results of operations, financial condition, business and prospects would be materially adversely affected.
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
A decline in interest rate levels may reduce our ability to generate income on our custodial cash assets, which would adversely affect our profitability.
We must partner with our FDIC-insured custodial depository bank partners to hold and invest our custodial cash assets. A decline in prevailing interest rates may negatively affect our business by reducing the yield we realize on our custodial cash assets and such scenario could materially and adversely affect our business and results of operations.
We rely on our FDIC-insured custodial depository bank partners for certain custodial account services from which we generate interest income and fees. A business failure in any FDIC-insured custodial depository bank partner would materially and adversely affect our business.
We rely on our FDIC-insured custodial bank partners to hold and invest our custodial cash assets. If any material adverse event affected one of our FDIC-insured custodial depository bank partners, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, systems failure, or any sort of cybersecurity incident, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change custodial depository banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us as those in our current agreements.
Restrictive covenants in our Credit Agreement may restrict our ability to pursue our business strategies.
Our existing Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us, and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our (and our subsidiaries’) ability:

•	to incur additional indebtedness;

•	to grant liens;

•	to enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions;

•	to pay dividends or make other distributions in respect of equity;

•	to make investments, including acquisitions, loans, and advances;

•	to consolidate, to merge, to liquidate, or to dissolve;

•	to sell, to transfer, or to otherwise dispose of assets;

•	to engage in certain transactions with affiliates; and

•	to materially alter the business that we conduct.
Our Credit Agreement also requires that we maintain compliance with a maximum leverage ratio and a minimum interest coverage ratio. The terms of these covenants may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. This in turn may have the impact of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness, or fewer or less onerous covenants associated with such indebtedness, and making us more vulnerable to general adverse economic and industry conditions.

The financing incurred under our Second Amended Credit Agreement could adversely affect our liquidity and financial condition.
As of December 31, 2017, we had outstanding revolving loans of $247.0 million under our Second Amended Credit Agreement and $150.2 million of undrawn letters of credit. Our ability to meet our payment obligations and satisfy the covenants under the Second Amended Credit Agreement, including the financial ratios, depends on our ability to generate sufficient cash flow and can be affected by events beyond our control. We cannot assure you that we will be able to meet these ratios and our other obligations under the Second Amended Credit Agreement. If we are not able to generate sufficient cash flow from operations to service our obligations under our Second Amended Credit Agreement, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.
A breach of any covenant or restriction contained in the Second Amended Credit Agreement could result in a default under the Second Amended Credit Agreement. Upon the occurrence of an event of default, the lenders could elect to declare some or all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable and to terminate any commitments they have to provide further borrowings. Further, following an event of default, the lenders will have the right to proceed against the collateral granted to them to secure that debt, including substantially all of our assets. If the debt under the Second Amended Credit Agreement was to be accelerated, we may not have sufficient funds to repay our existing debt and our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration. Any such default could have a material adverse effect on our liquidity and financial condition.
Failure to effectively develop and expand our direct and indirect sales channels may materially adversely affect our results of operations, financial condition, business and prospects and reduce our growth.
We will need to continue to expand our sales and marketing infrastructure in order to grow our employer client base and our business. We rely on our enterprise sales force to target new Fortune 1000 client accounts and sell into carriers, partnership, and private exchanges, as well as to cross-sell additional products and services to our existing enterprise clients. Effectively training our sales personnel requires significant time, expense and attention. In addition, we utilize various partners, brokers, insurance agents, benefits consultants, regional and national insurance carriers, health plans, payroll companies, banks and regional third party administrators, to sell and market our programs to employers. Furthermore, we are investing more marketing and advertising spend to increase our HSA accounts. If we are unable to develop and expand our direct sales team, our indirect sales channels, or become a partner to more carriers and private exchanges, our ability to attract new employer clients may be negatively impacted and our growth opportunities will be reduced, each of which would materially adversely affect our results of operations, financial condition, business and prospects.
We may incur significant expenses in connection with the development and expansion of our sales and marketing efforts. If our efforts to develop and expand our direct and indirect sales channels do not generate a corresponding increase in revenue, our business may be materially adversely affected. In particular, if we are unable to effectively train our sales personnel or if our direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to increase our revenue and grow our business.
Long sales cycles make the timing of our long-term revenues difficult to predict.
Our average sales cycle ranges from approximately two months for small opportunities to over a year for large and significant new indirect business. Factors that may influence the length of our sales cycle include:

•	the need to educate potential employer clients about the uses and benefits of our CDB programs;

•	the relatively long duration of the commitment clients make in their agreements;

•	the discretionary nature of potential employer clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential employer clients’ evaluation and purchasing processes;

•	fluctuations in the CDB program needs of potential employer clients; and

•	lengthy purchasing approval processes of potential employer clients.
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
Typically our revenue is greatest during our first calendar quarter. This is primarily due to two factors. First, new employer clients and their employee participants typically begin service on January 1. Second, during the first calendar quarter, we are also servicing the end of plan year activity for existing clients, including assisting our clients with initiating the deduction of healthcare premiums on a tax deferred basis, and employee participants who do not continue participation into the next plan year.
Generally, in comparison to other quarters, our SMB revenue is highest in the first quarter and lowest in the second and third quarters. Thereafter, our SMB revenue generally grows gradually in the fourth quarter as our employer clients hire new employees who then elect to participate in our programs, thereby increasing our monthly minimum billing amount. The minimum billing amount is not, however, generally subject to downward revision when employees leave their employers because we continue to administer those former employee participants’ accounts for the remainder of the plan year while there is an available balance. Revenue from commuter programs may vary from month-to-month because employees may elect to participate in our commuter programs at any time during the year and may change their election to participate or the amount of their contribution on a monthly basis; however, participation rates in our commuter business typically slow during the summer as people take vacations and do not purchase transit passes or parking passes during that time.
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
Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods may not be indicative of our future performance. Factors that may contribute to declines in our growth rates include challenges in the selling environment, the continued impact of integration activities and late notifications in 2018, and a mid-year phase-out of a partner that migrated to their own platform. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
If employee participants do not continue to utilize our prepaid debit cards or choose another payment method other than signature enabled prepaid debit cards, our results of operations, business and prospects could be materially adversely affected.
We derive a portion of our revenue from interchange fees that are paid to us when employee participants utilize our prepaid debit cards to pay for certain healthcare and commuter expenses under our CDB programs. These fees represent a percentage of the expenses transacted on each debit card and are paid to the Company by the financial institutions that issue the cards and hold the associated participant funds. If our employer clients do not adopt these prepaid debit cards as part of the benefits programs they offer, if the employee participants do not use them at the rate we expect, if employee participants choose to process their transactions over PIN networks rather than signature networks or if other alternatives to prepaid tax-advantaged benefit cards develop, our results of operations, business and prospects could be materially adversely affected.

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
If our customers are not satisfied with the implementation and professional services provided by us or our partners, it could have a material adverse effect on our business, financial condition, and results of operations.
Our business depends on our ability to implement our solutions on a timely, accurate, and cost-efficient basis and to provide professional services demanded by our customers. Implementation and other professional services may be performed by our own staff, by a third party, or by a combination of the two. Although we perform the majority of our implementations and other professional services with our staff, in some instances we work with third parties to increase the breadth of capability and depth of capacity for delivery of certain services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the implementation or type of professional services or applications delivered, or there are inaccuracies or errors in the work delivered by the third party, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with such services could damage our ability to expand the number of applications subscribed to by that customer or we could be liable for loss or damage suffered by the customer as a result of such third party’s actions or omissions, any of which could have a material adverse effect on our business, financial condition, and results of operations. If a new customer is dissatisfied with professional services, either performed by us or a third party, the customer could refuse to go-live, which could result in a delay in our collection of revenue or could result in a customer seeking repayment of its implementation fees or suing us for damages, or could force us to enforce the termination provisions in our customer contracts in order to collect revenue. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may affect our ability to compete for new business with current and prospective customers, which could also have a material adverse effect on our business, financial condition, and results of operations.
Some plan providers with which we have relationships also provide, or may provide, competing services.
We face competitive risks in situations where some of our strategic partners are also current or potential competitors. For example, certain of the banks we utilize as custodians of the funds for our HSA employee participants also offer their own HSA products. To the extent that these partners choose to offer competing products and services that they have developed or in which they have an interest to attract our current or potential clients, our results of operations, business and prospects could be materially adversely affected to a material degree.
We are subject to complex regulation, and any compliance failures or regulatory action could materially adversely affect our business.
The plans we administer and, as a result, our business are subject to extensive, complex and continually changing federal and state laws and regulations, including IRS, Health and Human Services (“HHS”), and Department of Labor (“DOL”) regulations; ERISA, HIPAA, HITECH and other privacy and data security regulations; and the PPACA. If we fail to comply with any applicable law, rule or regulation, we could be subject to fines and penalties, indemnification claims by our clients, or become the subject of a regulatory enforcement action, each of which would materially adversely affect our business and reputation.
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
Any claims of noncompliance brought against us, regardless of merit or ultimate outcome, could subject us to investigation by the Department of Labor, the IRS, the Centers for Medicare and Medicaid Services, the U.S. Department of the Treasury or other federal and state regulatory authorities, which could result in substantial costs to us and divert management’s attention and other resources away from our operations. In addition, investor perceptions of us may suffer and could cause a decline in the market price of our common stock. Our compliance processes may not be sufficient to prevent assertions that we failed to comply with any applicable law, rule or regulation.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, climate events or weather patterns, and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions and cyber-terrorism. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business in the area affected by the event. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
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
A disruption of our data centers could have a materially adverse effect on our business.
We host our applications and serve our clients from data centers that we operate and from data centers operated by third-party vendors. If any of our or our third-party vendors' data centers fail or become disabled, even for a limited period of time, our businesses could be disrupted and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention, or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third-party vendors may cease providing data center facilities or services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation, financial condition or cash flow.
If our applications fail to perform properly, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;

•	legal claims, including breach of warranty claims;

•	issuance of refunds or service credits to customers for prepaid and unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.
Because of the large amount of data that we collect and process, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our clients and their employee participants regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including our clients and their employee participants inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. For example, our clients and their employee participants access our applications through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt access to our applications, which could adversely affect our clients and their participants perception of our applications’ reliability and our revenues. We may be required to issue credits or refunds to our clients or otherwise be liable to our clients and/or their employee participants for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
If we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, the demand for our solutions and services may diminish.
Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our existing solutions and services. If we fail to respond successfully to technology challenges and client needs and preferences, the demand for our solutions and services may diminish.
We employ third party software for use in or with both our applications and our internal operations, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could have a material adverse effect on our business, financial condition, and results of operations.
Our applications incorporate certain third party software obtained under licenses from other companies. Additionally, we are reliant on third party software licenses for our internal operational applications. We anticipate that we will continue to rely on such third party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third party software we currently license, this may not always be the case, or it may be difficult or costly to replace, and our failure to migrate off end of life software may significantly impact our customer’s ability to operate. In addition, integration of the software used in our applications and in our operations with new third party software may require significant work and require substantial investment of our time and resources. Also, our use of additional or alternative third party software would require us to enter into license agreements with third parties.
Additionally, if the quality of our third party software declines, the overall quality of our products may be negatively impacted. To the extent that our applications depend upon the successful operation of third party software in conjunction with our software, any undetected errors or defects in this third party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, and result in a failure of our applications, which could have a material adverse effect on our business, financial condition, and results of operations.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and could have a material adverse effect on our business, financial condition, and results of operations.
Once our applications are deployed, our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and have an adverse effect on our results of operations. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our applications to existing and prospective customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers and directors.
Our success is substantially dependent upon the performance of our senior management, such as our chief executive officer. Our management and employees may terminate their employment at any time, and the loss of the services of any of our executive officers could materially adversely affect our business. Our success is also substantially dependent upon our ability to attract additional personnel for all areas of our organization. Competition for qualified personnel is increasingly intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms or at all. Additionally, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as our executive officers due to potential liability concerns related to serving on a public company. If we are unable to attract and retain the necessary personnel, our results of operations, financial condition, business and prospects would be materially adversely affected.
Changes in credit card association or other network rules or standards set by Visa or MasterCard, or changes in card association and debit network fees or products or interchange rates, could materially adversely affect our results of operations, business and financial position.
We, and the banks that issue our prepaid debit cards, are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Alegeus. The termination of the card association registrations held by us or any of the banks that issue our cards, or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules, participants deciding to use PIN networks, standards or guidance that increase the cost of doing business or limit our ability to provide our products and services, or limit our ability to receive interchange fees, could have a material adverse effect on our results of operations, financial condition, business and prospects. In addition, from time-to-time, card associations increase the organization or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and materially adversely affect our results of operations, financial condition, business and prospects.
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
We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States.
The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our patents, trademarks and copyrights may be held invalid or unenforceable. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our results of operations, financial condition, business and prospects could be materially adversely affected.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings, which could have a material adverse non-cash impact on our results of operations.
Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived intangible assets. Future goodwill or other long-lived asset impairment charges could have a material adverse non-cash impact on our results of operations.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, restructuring, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, share-based payments, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates, policies, or developments in the business may change our initial estimates, which could materially affect our financial position, the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows.
Our ability to use net operating losses and income tax credits carryforwards to offset future taxable income may be limited.
As of December 31, 2017, we had $2.6 million and $17.0 million of federal and state net operating loss carryforwards available to offset future taxable income. The federal and state net operating loss carryforwards have been prepared on a post-apportionment basis. These net operating loss carryforwards will begin to expire in the year 2018 through 2033 for both federal and state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $7.8 million and $3.8 million, respectively. The federal research credit carryforwards expire beginning in 2030 through 2037, if not fully utilized. The California state research credit carries forward indefinitely and other states begin to expire in years 2036 through 2037. In addition, we have $0.1 million of state investment tax credits that will begin to expire in years 2018 through 2019, if not fully utilized. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended ("IRC"), and similar state tax laws. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss carryforwards or our research and development credits during the carryover periods.
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
Some of our applications may link to or utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Some of our applications may incorporate software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unfavorable conditions on us. For example, by the terms of certain open source licenses, we could be required to offer our platforms that incorporate the open source software for no cost, that we make publicly-available source code for modifications or derivative works that we created based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license.  If portions of our proprietary software are determined to be subject to an open source license, then the value of our technologies and services could be reduced. In addition to risks related to license requirements, usage of open source software may be riskier than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
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
We contract for insurance to cover a portion of our potential business risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to obtain sufficient insurance to meet our needs, may have to pay very high prices for the coverage we do obtain or may not acquire any insurance for certain types of business risk. This could leave us exposed, and to the extent we incur liabilities and expenses for which we are not adequately insured, our results of operations, cash flow, business and financial condition could be materially adversely affected. Also, to the extent the cost of maintaining insurance increases, our operating expenses will rise, which could materially adversely affect our results of operations, financial condition, business and prospects.
Substantial sales of our common stock by our stockholders could depress the market price of our common stock regardless of our operating results.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. Under SEC regulations, the failure to file with the SEC our required annual report on Form 10-K for 2017 and quarterly reports on Form 10-Q for 2018 resulted in the suspension of the availability of our employee and director stock benefit plans, including the Company's 401(k) and Profit Sharing Plan, to allow our employees to exercise any Company stock options that they hold or to choose to invest in our common stock under the 401(k) and Profit Sharing Plan. However, once we become current with our SEC reporting requirements, substantially all of our outstanding common stock will be eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as will be common stock issuable under vested and exercisable options. Rule 144 allows public resale of restricted and control securities if certain conditions are met. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, partnerships or capital commitments;

•	changes in operating performance and stock market valuations of other newly public companies generally, or those in our industry in particular;

•	changes brought about by health care reform and the emergence of federal, state and private exchanges;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•	any major change in our Board or management;

•	government investigations and lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from a data security breach, war, incidents of terrorism or responses to these events.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such a company. A Securities Class Action as well as Derivative Suits have been filed against us and a number of our current and former officers and directors. See Item 3. Legal Proceedings and “Legal Matters” in Note 15 to our Consolidated Financial Statements. That litigation, or future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, financial condition and cash flow.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of delaying, preventing or rendering more difficult an acquisition of us if such acquisition is deemed undesirable by our Board. Our corporate governance documents include provisions that:

•	create a classified Board whose members serve staggered three-year terms;

•	authorize “blank check” preferred stock, which could be issued by the Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limit the ability of our stockholders to call and bring business before special meetings;

•	require advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;

•	control the procedures for the conduct and scheduling of Board and stockholder meetings; and

•	provide the Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 37,937 square feet of space under a lease that expires in May 2022. We have additional facilities in Arizona, Georgia, Kentucky, New York, Texas, Vermont and Wisconsin under various leases that will expire between March 2020 and July 2028. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Item 3. Legal Proceedings

Legal Proceedings

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

There have been multiple discovery motions, as well as motion to dismiss the Claim we filed on August 3, 2018 which has been fully briefed and is awaiting a decision by the CBCA.  The cases have been set for a hearing on the merits on April 24, 2019.  However, because of the recent partial Government shutdown, the trial date has been postponed and has been tentatively scheduled for mid-June 2019.  In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act, and has moved to dismiss part of our claim against OPM as a result.  As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.

On March 9, 2018, a putative class action - captioned Government Employees’ Retirement System of the Virgin Islands v. WageWorks, Inc., et al., No. 4:18-cv-01523-JSW - was filed in the United States District Court for the Northern District of California (the “Securities Class Action”) against the Company, our former Chief Executive Officer, and our former Chief Financial Officer. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on behalf of persons and entities that acquired WageWorks securities between May 6, 2016 and March 1, 2018, and alleges, among other things, that the defendants issued false and misleading financial statements. The plaintiffs seek unspecified damages, fees, interest, and costs. The Company believes that the claims are without merit. On August 7, 2018, the Court entered an order granting the motion of the Public Pension Group, consisting of Public Employees’ Retirement System of Mississippi, the Government Employees’ Retirement System of the Virgin Islands, and the New Mexico Public Employees Retirement Association of New Mexico, to be lead plaintiff. Under the schedule stipulated by the parties, and approved by the Court, lead plaintiff will file its consolidated amended complaint no later than forty-five (45) days following issuance of the Company’s Restatement.

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

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

Additional information with respect to this Item may be found under the heading “Legal Matters” in Note 15. Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange, (the "NYSE"), under the symbol “WAGE” since May 2012. The following table sets forth the range of high and low sales prices on the NYSE of our common stock for the periods indicated, as reported by the NYSE.

	Price Range
	High	Low
Fiscal 2017:
First Quarter (January 1, 2017 - March 31, 2017)	$80.50	$67.30
Second Quarter (April 1, 2017 - June 30, 2017)	$76.55	$66.00
Third Quarter (July 1, 2017 - September 30, 2017)	$69.25	$56.90
Fourth Quarter (October 1, 2017 - December 31, 2017)	$65.80	$58.30

	Price Range
	High	Low
Fiscal 2016:
First Quarter (January 1, 2016 - March 31, 2016)	$51.25	$38.99
Second Quarter (April 1, 2016 - June 30, 2016)	$60.81	$49.22
Third Quarter (July 1, 2016 - September 30, 2016)	$65.43	$55.75
Fourth Quarter (October 1, 2016 - December 31, 2016)	$75.28	$55.65

Stockholders

As of February 28, 2018, according to the records of our transfer agent, there were 22 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

Dividends

We have never declared nor paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not currently plan to pay any dividends in the immediate future. The payment of future dividends on the common stock and the rate of such dividends, if any and when not restricted, will be determined by our Board in light of our results of operations, financial condition, capital requirements, and any other relevant factors.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2017. The chart assumes $100 was invested on May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities

None.

Public Stock Offering

On June 20, 2017, we closed a public stock offering and sold 1,954,852 shares of our common stock at $69.25 per share, for proceeds of approximately $130.8 million, net of underwriting discounts and commissions and other offering costs. Certain selling stockholders sold 545,148 shares of common stock in the offering for which we did not receive any proceeds. Selling stockholders received proceeds net of their proportionate share of the total underwriting discounts and commissions. We also granted the underwriters a 30-day overallotment option to purchase up to an additional 375,000 shares of our common stock at $69.25 per share. The overallotment option expired unexercised.

Share Repurchase Program

On August 6, 2015, our Board authorized a $100.0 million stock repurchase program which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as we deem appropriate and market conditions allow. In 2017, we repurchased 134,900 shares of our common stock for a total cost of $7.9 million, or an average price of $58.82 per share. In 2016, we repurchased 226,170 shares of our common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2017, we had $77.7 million available for future purchases under the stock repurchase program.

Item 6. Selected Financial Data

Restatement

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements as of and for the year ended December 31, 2016. For additional information and a detailed discussion of the restatement, see Note 2, Restatement of Consolidated Financial Statements in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2017 (4)	2016 As Restated Note 2 (4)	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$476,095	$355,561	$334,316	$267,832	$219,278
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	173,661	129,046	117,170	100,226	81,918
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	194,112	163,273	149,587	115,565	93,772
Amortization, impairment and change in contingent consideration (1)	37,890	37,175	27,618	20,992	11,612
Total operating expenses	405,663	329,494	294,375	236,783	187,302
Income from operations	70,432	26,067	39,941	31,049	31,976
Other income (expense):
Interest income	1,147	406	153	5	17
Interest expense	(7,293)	(2,717)	(1,925)	(1,612)	(1,339)
Other income (expense)	(316)	1,075	(182)	743	248
Income before income taxes	63,970	24,831	37,987	30,185	30,902
Income tax provision (2)	(9,583)	(8,929)	(15,037)	(11,943)	(9,203)
Net income (2)	$54,387	$15,902	$22,950	$18,242	$21,699
Net income per share:
Basic (2)	$1.41	$0.44	$0.64	$0.52	$0.65
Diluted (2)	$1.38	$0.43	$0.63	$0.50	$0.62
Shares used in computing net income per share:
Basic	38,447	36,404	35,784	35,145	33,626
Diluted (2)	39,415	37,210	36,595	36,330	35,277
	As of December 31,
	2017	2016 As Restated Note 2 (4)	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$779,345	$672,609	$500,918	$413,301	$359,958
Short-term investments	195,534	—	—	—	—
Working capital (3)	326,056	104,826	121,781	61,467	68,843
Total assets (2)	1,651,983	1,335,781	888,739	794,715	599,655
Long-term debt	244,915	248,848	78,996	79,219	29,448
Total liabilities	1,039,733	938,139	551,770	515,291	371,523
Total stockholders' equity (2)	612,250	397,642	336,969	279,424	228,132

(1) This line item caption includes "change in contingent consideration". In 2013, there was a $5.4 million gain on the revaluation of contingent consideration while in the other periods presented the revaluation of contingent consideration did not have a significant effect on the consolidated statements of income.

(2) For fiscal 2016 and prior years, the amounts do not include the effects of the adoption of Accounting Standard Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment (“ASU 2016-09”).

(3) For fiscal 2015 and prior years, our working capital does not include the effects of the adoption of Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-07"), which required all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets as the new standard was adopted prospectively starting fiscal 2016.

(4) On November 28, 2016, the Company completed the Asset Purchase Agreement ("APA") with ADP to acquire ADP’s COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash. During the years ended December 31, 2017 and 2016, the impact on total revenue was approximately $90.0 million and $9.0 million, respectively.

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

In September 2015, we entered into our second partner arrangement with Ceridian to transition their COBRA and direct bill portfolio to WageWorks. This relationship also allows Ceridian to resell the Company’s COBRA and direct bill services to their new and existing clients, in addition to the full suite of healthcare and commuter products they have been selling. Pursuant to the arrangement, transition of the portfolio was completed by the second quarter of 2016.

In March, 2016, we were selected by the OPM to administer its FSAFEDS. This relationship provides eligible federal employees access to our advanced technology platform and premium service capabilities.

On November 28, 2016, we completed the transaction with ADP, a leading global provider of Human Capital Management solutions, to acquire the "the ADP CHSA/COBRA Business" for approximately $235.0 million in cash.

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 2, Restatement to our Consolidated Financial Statements, of this Annual Report on Form 10-K.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. In addition, please refer to Note 1. Summary of Business and Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report Form 10-K for further discussion of our accounting policies.

Revenue Recognition

We report revenue based on the following product lines: Healthcare, Commuter, COBRA and Other revenue. Healthcare and Commuter include revenues generated from benefit service fees based on employee participant levels and interchange and other commission revenues. Interchange and other commission revenues are subject to revenue share arrangements and are based on a percentage of total healthcare and commuter dollars transacted using cards distributed by the us pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ HRAs, and certain healthcare FSAs. Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

We recognize revenue when collectability is reasonably assured, service has been performed, persuasive evidence of an arrangement exists, and there is a fixed or determinable fee.

Benefit service fees are recognized on a monthly basis as services are rendered and earned under service arrangements where fees and commissions are fixed or determinable and collectability is reasonably assured. Benefit service fees are based on a fee for service model (e.g., monthly fee per participant) in which revenue is recognized on a monthly basis as services are rendered under price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Fees received for initial setup of clients and renewal fees are deferred and recognized on a monthly basis as services are rendered over the agreed benefit period. Contracts with initial setup fees generally have an initial term of one year. The agreed benefit period means the length of the benefit plan year, which is one year. The initial setup fees and annual renewal fees are not considered separable from the ongoing services provided for which benefit service fees are earned.

Vendor and bank interchange revenues are attributed to revenue sharing arrangements we enter into with certain banks and card associations, whereby we share a portion of the transaction fees earned by these financial institutions on debit cards we issue to employee participants based on a percentage of total dollars transacted as reported on third-party reports.

Other commission revenue entails our purchasing passes on behalf of employee participants from various transit agencies and due to the significant volume of purchases, we receive commissions on these passes which we record on a net basis. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Professional service fees are related to services provided to our employer clients to accommodate their reporting or administrative requirements. These projects are discrete contracts and are not entered into contemporaneously with any other services we provide. The professional services revenues are recognized upon completion of services or projects in accordance with agreed upon terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties and where fees are fixed or determinable and collectability is reasonably assured.

Stock-based Compensation

Stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes or Monte Carlo option pricing model or the market value of our stock on the grant date and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures and expected dividends.

RSUs and Performance-contingent Stock Units ("PSUs") are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PSUs awarded is conditioned upon the attainment of performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.

Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, and PSUs are based on historical forfeiture experience.

The estimated fair value of stock options and RSUs are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.

We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization ("EBITDA") target achievement over a specified three year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents, consist of cash on deposit with banks and money market funds, stated at cost, as well as commercial paper with an original maturity of less than 90 days as further described under Marketable Securities below. To the extent the Company’s contracts do not provide for any restrictions on the Company’s use of cash that it receives from clients, the cash is recorded as cash and cash equivalents.

The majority of the Company’s cash represents funding and pre-funding balances received from customers for which the Company has a corresponding current obligation. In all cases where we have collected cash from a customer but not fulfilled services (the payment of participant healthcare claims or commuter benefits), the Company recognizes a related liability to its customers, classified as customer obligations in the accompanying consolidated balance sheets.

Restricted cash represents cash used to collateralize standby letters of credit.

Marketable Securities
The Company determines the classification of its investments in marketable securities at the time of purchase and accounts for them as available-for-sale. Marketable securities of highly liquid investments with stated maturities of three months or less when purchased are classified as cash equivalents and those with stated maturities of between three months and one year as short-term investments. Marketable securities with maturities beyond twelve months are also included in short-term investments within current assets as the Company intends for its investments to support current operations and other strategic initiatives. These securities are reported at fair value, which includes the accrued interest of interest-bearing securities. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary which will be recorded within other income (expense). Realized gains and losses on the sale of marketable securities are recorded in other income (expense).

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

Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, generally ranging from one to ten years. Amortization expense related to these intangible assets is included in amortization expense on the consolidated statements of income.

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

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

Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Customer Obligations Liability
Many of our customer agreements include provisions whereby our customer remit funds to us which represent prefunds of employer / client and employee participant contributions related to FSA, HRA and commuter programs. The agreements do not represent restricted cash and accordingly the amounts received are included in cash and cash equivalents on our consolidated balance sheets with a corresponding liability recorded as customer obligations. Our customers generally provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished throughout the year by our FSA, HRA and commuter clients as customers are provided benefits under these programs.

The Company offsets on a customer by customer basis unpaid amounts for benefit services and customer obligation balances for financial reporting presentation. Additionally, the Company offsets outstanding trade and non-trade receivables, including any debit or credit memos, against any prefund balances after plan year close or upon termination of services both based on the completion of a full reconciliation with the customer.

Business Combination
We record acquisitions using the acquisition method of accounting. All of the assets acquired and liabilities assumed, are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant judgments, estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, assistance from independent third-party appraisal firms. Our significant assumptions and estimates include, but are not limited to, the cash flows for customer relationships, developed technology, the estimated cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. See Note 4, Acquisitions and Channel Partner Arrangements in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1, Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

References to Note 2 in the tables below refer to Note 2, Restatement to our Consolidated Financial Statements, of this Annual Report on Form 10-K.

Revenues

	Year Ended December 31,						Change from prior year
	2017	% of Revenue	2016 As Restated Note 2	% of Revenue	2015	% of Revenue	2017	2016 As Restated Note 2
Revenues:	(in thousands)
Healthcare	$274,815	58%	$195,108	55%	$176,573	53%	$79,707	$18,535
COBRA	111,607	23%	73,765	21%	51,299	15%	37,842	22,466
Commuter	72,874	15%	70,215	20%	63,895	19%	2,659	6,320
Other	16,799	4%	16,473	4%	42,549	13%	326	(26,076)
Total revenues	$476,095	100%	$355,561	100%	$334,316	100%	$120,534	$21,245

Healthcare Revenue

We derive our healthcare revenue primarily from the service fees paid by our employer clients for the administration services we provide in connection with their employee participants’ FSAs, HRAs and HSAs. We also earn interchange revenue paid by financial institutions related to transaction fees on debit cards used by employee participants in connection with all of our healthcare programs and through our wholesale card program, and revenue from self-service plan kits called Premium Only Plan kits.

The $79.7 million, or 41% increase in healthcare revenue from 2016 to 2017 was driven by an increase in FSA and HSA revenue due to the addition of new clients, including FSAFEDS, and growth in employee participation in the programs. The increase in healthcare revenue was also driven by the ADP CHSA Business acquired in November 2016 which includes interchange services. We expect our healthcare revenue growth will continue from our existing client base and client additions but not consistent with the growth rate from 2016 to 2017 given the significance of the revenue attributable from the acquisition of the ADP CHSA Business. The acquired ADP business contributed revenue of approximately $55.8 million of additional revenue during the year ended December 31, 2017.

The $18.5 million, or 10% increase in healthcare revenue from 2015 to 2016 was primarily driven by an increase in FSA, HSA, and HRA revenue due to the addition of clients, including FSAFEDS, and growth in new employee participation in the programs. The increase in healthcare revenue was further driven by the acquisition of the CHSA business from ADP in November of 2016 and the related interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

The $37.8 million, or 51% increase in COBRA revenue from 2016 to 2017 was driven primarily by the ADP COBRA Business acquired in November 2016. Additionally, COBRA revenue increased as a result of revenue generated from our Ceridian business with customers joining throughout the first half of 2016. We expect to experience growth in COBRA revenue as a result of revenues generated from ADP COBRA Business as well as the addition of clients, and growth in employee participation in the COBRA program but not consistent with the growth rate from 2016 to 2017 given the significance of the revenue attributable from the acquisition of the ADP COBRA Business. The acquired ADP business contributed revenue of approximately $33.4 million of additional revenue during the year ended December 31, 2017.

The $22.5 million, or 44% increase in COBRA revenue from 2015 to 2016 was primarily driven by the transition of Ceridian's COBRA portfolio to the Company and the acquisition of the COBRA and direct bill businesses from ADP in November 2016. The remainder of the COBRA revenue growth was primarily driven by increased participation by employer clients in our COBRA administration services.

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

The $2.7 million, or 4% increase in commuter revenue from 2016 to 2017 was primarily due to the addition of clients, growth in the number of employee participants and an increase in interchange fee revenue.

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

The $0.3 million, or 2% increase in other revenue from 2016 to 2017 is not significant.

The $26.1 million, or 61% decrease in other revenue from 2015 to 2016 was primarily driven by the termination of the relationship with a significant customer in the health insurance exchange business. We provided this customer with administrative services including enrollment, billing, customer service and payment processing services. In September 2015, we mutually agreed to terminate the relationship with the customer. This revenue decrease was partially offset by other increases in administration of direct bill services to employee participants.

Cost of Revenues

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$173,661	$129,046	$117,170	$44,615	$11,876
Percent of revenue	36%	36%	35%

Cost of revenues consist of direct expenses for claims processing, product support and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes and employee participant communications.

The $44.6 million, or 35% increase in cost of revenues from 2016 to 2017 was primarily due to increases in outsourced services and compensation costs for headcount to support the ADP CHSA/COBRA Business acquired in November 2016. We also incurred additional compensation costs to administer FSAFEDS.

The $11.9 million or 10% increase in cost of revenues from 2015 to 2016 was primarily due to an increase of $11.2 million in compensation related and benefit costs to administer FSAFEDS and to service new clients transitioned under the channel partner arrangement with Ceridian. The increase was further driven by a $2.4 million increase in stock-based compensation expense as a result of new grants of RSUs, performance-based RSUs, and stock options. The increases were partially offset by a decrease in printing and postage related to customer support, as a result of termination of the relationship with a significant customer in the health insurance exchange business.

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

Technology and Development

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Technology and development	$56,362	$44,719	$43,041	$11,643	$1,678
Percent of revenue	12%	13%	13%

Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development.

The $11.6 million, or 26% increase in technology and development expenses from 2016 to 2017 was primarily due to an increase in compensation costs to support the ADP CHSA/COBRA Business and to administer FSAFEDS. We also incurred additional compensation costs to service clients acquired from Ceridian. Additionally, our outsourced service costs also increased to support the ADP CHSA Business acquired in November 2016.

The $1.7 million, or 4% increase in technology and development expenses from 2015 to 2016 was primarily due to an increase in compensation and outsourced service costs to transition FSA clients, and services and hardware related expense to administer FSAFEDS and to support clients transitioned under the channel partner agreement with Ceridian. The change was further driven by an increase in stock-based compensation expense as a result of new grants of service-based RSUs and stock options. These increases were offset by a decrease in temporary help, consulting and outsourced services expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015.

We intend to continue enhancing the functionality of our software platform and increase investment in research and development as part of our continuous effort to improve our employer client and employee participant experience and to maintain and enhance our control and compliance environment. The timing of development and enhancement projects, including the nature of expenditures as well as the phase of the project that could require capitalization or expense treatment, will significantly affect our technology and development expense both in dollar amount and as a percentage of revenues.

Sales and Marketing

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Sales and marketing	$64,111	$57,083	$50,540	$7,028	$6,543
Percent of revenue	13%	16%	15%

Sales and marketing expenses consist primarily of compensation and related benefit costs for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agents and brokers, as well as communication, promotional, public relations and other marketing expenses.

The $7.0 million or 12% increase in sales and marketing expense from 2016 to 2017 was primarily due to an increase in compensation and related benefit costs to support client relationships, attributed primarily to increased costs after the ADP acquisition.

The $6.5 million or 13% increase in sales and marketing expense from 2015 to 2016 was primarily due to an increase in compensation and related benefit costs to develop client relationships.

We continue to invest in sales, client services and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amounts in future periods.

General and Administrative

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
General and administrative	$72,150	$60,324	$54,093	$11,826	$6,231
Percent of revenue	15%	17%	16%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources and facilities departments.

The $11.8 million, or 20% increase in general and administrative expenses from 2016 to 2017 was primarily due to an increase in headcount and related benefit costs including stock-based compensation expense. As a result of our growth, we increased headcount, incurred additional client costs and increased various outsourced administrative services. Additionally, our facility costs increased as we expanded our operations.

The $6.2 million, or 12% increase in general and administrative expenses from 2015 to 2016 was primarily due to an increase in stock-based compensation expense for performance-based RSUs based on updated forecasts of revenue growth, given the addition of the newly acquired ADP CHSA/COBRA Business, channel partners, FSAFEDS, and significant customer wins, and new grants of time-based RSUs and stock options. The expense was further increased by increased headcount and outsourced services, and professional fees to support the increase in customer base and the preparation of a new Enterprise Resource Planning system implementation.

 As we continue to grow, we expect our general and administrative expenses to increase in absolute dollars as we expand general and administrative headcount to support our continued growth. In addition, we expect the expenses to continue to increase in the future as a result of increase in professional fees in connection with our restatement activities.

Amortization, Impairment and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Amortization, impairment and change in contingent consideration	$37,890	$37,175	$27,618	$715	$9,557
Percent of revenue	8%	10%	8%

Our amortization consists of two components: amortization of internal use software and amortization of acquired intangible assets. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

The $0.7 million or 2% increase in amortization from 2016 to 2017 was driven primarily by the amortization of intangible assets acquired in November 2016 in connection with the ADP CHSA/COBRA Business combination, partially offset by a decrease in amortization expense related to two one-time impairment events that occurred in 2016. In 2016, we terminated a significant customer relationship in our health insurance exchange business resulting in a $3.8 million acceleration of amortization expense. Additionally, in 2016, we recorded a $3.7 million impairment charge for KP Connector, as mentioned above.

The $9.6 million or 35% increase in amortization from 2015 to 2016 was driven primarily by a $3.8 million acceleration of amortization of intangible assets resulting from the termination of part of a significant customer relationship in the health insurance exchange business. Additionally, in 2016, we recorded a $3.7 million impairment charge for KP Connector. These changes were further driven by an increase in amortization from additions to acquired intangible assets from the partner arrangement with Ceridian and acquired ADP CHSA/COBRA Business, offset by a decrease in expense for fully amortized intangibles.

Employee Termination and Other Charges

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Employee termination and other charges	$1,489	$1,147	$1,913	$342	$(766)

The $0.3 million or 30% increase from 2016 to 2017 is not significant.

The $0.8 million or 40% decrease from 2015 to 2016 is primarily attributable to severance related costs incurred in 2015 when we executed an organizational efficiency plan which reduced our headcount. These costs were offset by an increase in transaction costs related to the acquisition of the ADP CHSA/COBRA Business.

Other Income (Expense)

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Interest income	$1,147	$406	$153	$741	$253
Interest expense	(7,293)	(2,717)	(1,925)	(4,576)	(792)
Other income (expense)	(316)	1,075	(182)	(1,391)	1,257

The $4.6 million or 168% increase in interest expense was due to a significant increase in our debt at the end of 2016 that remained outstanding throughout 2017. In November 2016, we borrowed approximately $169.9 million to acquire the ADP CHSA/COBRA Business. This debt remained outstanding in 2017 resulting in an increase in interest expense.

The $0.8 million or 41% increase in interest expense was due to the first amendment to the Amended and Restated Credit Agreement entered into in August 2016 resulting in a higher credit limit with a subsequent borrowing under the revolving credit facility related to acquisition of ADP CHSA/COBRA Business. The change in other income (expense) from 2015 to 2016 was due primarily to the insurance settlement proceeds related to an insurance claim in 2015.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2017, our unrecognized tax benefits approximated $5.1 million and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

In the future, if there is a significant negative change in our operating results or the other factors that were considered in making this determination, we could be required to record a valuation allowance against our deferred tax assets. Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as a reduction of the income tax provision.

	Year Ended December 31,			Change from prior year
	2017	2016 As Restated Note 2	2015	2017	2016 As Restated Note 2
	(in thousands)
Income before income taxes	$63,970	$24,831	$37,987
Income taxes provision	(9,583)	(8,929)	(15,037)	$(654)	$6,108
Effective tax rate	14.98%	35.96%	39.58%

The Company's 2016 restated tax provision was reduced by $3 million for the tax-effects of pre-tax restatement adjustments (see Note 2 for additional discussion). The restated deferred tax asset balance was reduced by $0.6 million and the restated additional paid in capital was reduced by $3.6 million due to additional net operating losses related to stock based compensation.

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act introduces tax reform that reduces the current corporate federal income tax rate from 35% to 21%, among other changes. The rate reduction is effective January 1, 2018. We have determined that the Tax Act requires a revaluation of our net deferred tax asset upon its enactment during the quarter ended December 31, 2017 and recorded a charge to income tax expense of $0.3 million.

The $0.7 million or 7% increase in the provision for income taxes from 2016 to 2017 was primarily due to the recognition of excess tax benefits on stock-based compensation pursuant to the adoption of ASU 2016-09 offset by the increase in provisional income tax expense related to the revaluation of net deferred tax assets as a result of the Tax Act and increase in income before taxes.

The $6.1 million or 41% decrease in the provision for income taxes from 2015 to 2016 was primarily due to a decrease in income before income taxes in 2016 as compared with 2015.

Liquidity and Capital Resources

At December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $779.3 million and short-term investments totaling $195.5 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the year ended December 31, 2017, our cash flow from operating activities provided $217.8 million.

We believe that our existing cash and cash equivalents, short-term investments, available credit from our revolving credit facility and expected cash flow from operations will be sufficient to meet our working capital, debt, capital expenditures and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases, over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “—Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

Prefunds

Under our contracts with the vast majority of our employer clients, we receive prefunds that have been and are expected to continue to be a significant source of cash flows from operating activities. Our client contracts do not contain restrictions on our use of client prefunds and, as a result, each prefund is reflected in cash and cash equivalents on our consolidated balance sheets with an equivalent customer obligation recorded as a liability as the prefund is received. Changes in these prefunds and the corresponding customer obligations are reflected in our cash flows from operating activities. The timing of when employer clients make their prefunds as well as the timing of when we make payments on behalf of employee participants can significantly affect our cash flows.

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

Revolving Credit Facility (Credit Agreement)

On August 1, 2016, we entered into a First Amended and Restated Credit Agreement (the "Amended Credit Agreement") with MUFG Union Bank, N.A., as administrative agent (“Agent”) to increase the revolving credit facility credit limit from $150.0 million to $250.0 million. The Amended Credit Agreement did not change our $15.0 million subfacility limit or our option to increase our commitments up to $100.0 million. The credit facility's maturity date, June 5, 2020, and interest rate, London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 1.75%, also remained unchanged. Subsequent to entering the Amended Credit Agreement, we borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of the ADP CHSA/COBRA Business. In connection with the Amended Credit Agreement, we incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment.

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with the Agent. The Second Amended Credit Agreement amended and restated our existing Amended Credit Agreement, and increased our borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit subfacility. The Second Amended Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Second Amended Credit Agreement. We may prepay loans under the Second Amended Credit Agreement in whole or in part at any time without premium or penalty. In connection with this Second Amended Credit Agreement, we incurred fees of approximately $1.9 million, which are being amortized over the term of the Second Amended Credit Agreement. The fees incurred are presented as a direct deduction from long-term debt in the consolidated balance sheets.

The loans bear interest, at our option, at either (i) LIBOR determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding fourth fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Second Amended Credit Agreement are secured by substantially all of our assets, and our existing and future material subsidiaries are also required to guarantee our obligations under the Second Amended Credit Agreement. We elected option (i) and, as of December 31, 2017, the interest rate applicable to the revolving credit facility was 2.93%. As of December 31, 2017, we had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Second Amended Credit Agreement. We are currently in compliance with all financial and non-financial covenants under the credit facility after considering the reporting extension agreement described below.

Reporting Extension Agreements

On April 5, 2018, our Board concluded the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. Consequently, we did not meet our obligation to provide our financial statements to the Agent by the contractual delivery date. In March 2018, we entered into a Reporting Extension Agreement (the “Extension Agreement”), by and among the Company, the lenders party thereto and MUFG Union Bank, N.A., as administrative agent to extend the time period for delivery to Agent and the lenders our delinquent financial statements to June 30, 2018. In June 2018, we entered into a Second Reporting Extension Agreement and paid the Agent $0.8 million to extend the delivery date of our delinquent financial statements to March 16, 2019. In March 2019, the Company entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of any remaining delinquent financial statements to May 10, 2019.

Public Stock Offering

On June 20, 2017, we closed a public stock offering and sold 1,954,852 shares of our common stock at $69.25 per share, for proceeds of approximately $130.8 million, net of underwriting discounts and commissions and other offering costs. Certain selling stockholders sold 545,148 shares of common stock in the offering for which we did not receive any proceeds. Selling stockholders received proceeds net of their proportionate share of the total underwriting discounts and commissions. We also granted the underwriters a 30-day overallotment option to purchase up to an additional 375,000 shares of our common stock at $69.25 per share prior to the underwriting discount. The overallotment option expired unexercised.

Share Repurchase Program

On August 6, 2015, our Board authorized a $100.0 million stock repurchase program for 3 years which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as we deem appropriate and market conditions allow. In 2017, we repurchased 134,900 shares of our common stock for a total cost of $7.9 million, or an average price of $58.82 per share.  In 2016, we repurchased 226,170 shares of our common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2017, we had $77.7 million available for future purchases under the stock repurchase program.

Cash Flows

The following table presents information regarding our cash flows:

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
	(in thousands)
Net cash provided by operating activities	$217,809	$268,942	$115,209
Net cash used in investing activities	(237,203)	(283,404)	(37,968)
Net cash provided by financing activities	126,130	186,153	10,376
Net increase in cash and cash equivalents	$106,736	$171,691	$87,617

Cash Flows from Operating Activities

Net cash provided by operating activities decreased in 2017 as compared to 2016 by $51.1 million. Cash provided by operating activities in 2017 is comprised of net income of $54.4 million, adjusted upward for non-cash items related to depreciation, amortization, impairment, and change in contingent consideration of $49.7 million, stock-based compensation expense of $25.6 million, deferred taxes of $9.3 million, and other non-cash items of $0.4 million in aggregate, and changes in operating assets and liabilities providing a net increase of $78.3 million.

Net cash provided by operating activities increased in 2016 as compared to 2015 by $153.7 million. Cash provided by operating activities in 2016 was composed of net income of $15.9 million, adjusted upward for non-cash items related to depreciation, amortization, impairment, and contingent consideration of $46.0 million, stock-based compensation of $27.2 million, provision for doubtful accounts of $0.9 million, and other non-cash upward adjustments of $0.3 million in aggregate, offset by downward adjustments for non-cash items related to deferred taxes and excess tax benefits related to stock-based compensation of $20.7 million, and changes in operating assets and liabilities providing a net increase of $199.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $46.2 million from 2016 to 2017. Cash used in investing activities in 2017 was composed of net purchases of investments of $195.8 million, capital expenditures of $36.8 million, and purchases of intangible assets of $4.7 million.

Net cash used in investing activities increased by $245.4 million from 2015 to 2016. Cash used in investing activities in 2016 was composed of cash consideration for the ADP CHSA/COBRA business, net of cash received, of $234.0 million, capital expenditures of $28.3 million, and purchases of intangible assets of $21.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $60.0 million from 2016 to 2017 as we received $130.8 million in proceeds from our public stock offering in 2017 as compared to 2016 when we received $169.7 million in net proceeds from our debt issuance. Additionally, in 2017, we reclassified $14.8 million in excess tax benefits from financing activity to operating activity pursuant to the retroactive application of ASU 2016-09. We also paid $4.4 million for a debt principal repayment including debt issuance costs incurred in connection with our Second Amended Credit Agreement in 2017.

Net cash provided by financing activities increased by $175.8 million from 2015 to 2016 primarily due to an increase in proceeds from long-term debt of $169.7 million, net of debt issuance costs, from our revolving credit facility to finance the acquisition of ADP CHSA/COBRA Business in 2016. It was further increased by proceeds from exercise of stock options, an increase in the excess tax benefit related to stock-based compensation arrangements, offset by a decrease in payments related to contingent consideration and share repurchase activities in 2016.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	31,260	7,242	14,483	9,535	—
Operating lease obligations (3)	52,577	9,139	19,242	16,225	7,971
Other contractual obligations (4)	19,366	19,191	175	—	—
Total	$350,203	$35,572	$33,900	$272,760	$7,971

(1)
As of December 31, 2017, maximum total borrowings under the revolving credit facility is $400.0 million with a base interest rate determined in accordance with the Second Amended Credit Agreement terms: LIBOR plus a spread of 1.25% to 2.25% per annum. The debt maturity date is April 4, 2022. As of December 31, 2017, our outstanding principal of $247.0 million is presented net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of December 31, 2017 of 2.93% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2028.

(4)	Other contractual obligations include vendor obligations including those related to our data centers.

Future minimum lease payments under capital lease obligations are not included in the table above. As of December 31, 2017, there were $0.6 million of future capital lease obligation payments.  The Company has no future minimum lease payments under capital leases obligations extending beyond 2020.

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

As of December 31, 2017, we had cash and cash equivalents of $779.3 million and short-term investments totaling $195.5 million. These amounts consist of cash on deposit with banks, money market funds, commercial paper and U.S. government and corporate securities. The cash and cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2017, we had outstanding principal of $247.0 million under our credit facility. Each loan under the credit facility bears interest at a base rate determined in accordance with the credit agreement, LIBOR rate plus a spread of 1.25% to 2.25%. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
WageWorks, Inc.
San Mateo, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of WageWorks, Inc. (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion thereon.
Change in Accounting Principle
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has changed its accounting method for recording excess tax benefits from employee share-based payments in fiscal year 2017 due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
San Jose, California
March 18, 2019

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
WageWorks, Inc.
San Mateo, California
Opinion on Internal Control over Financial Reporting
We have audited WageWorks, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to 1) the control environment, due to material weaknesses related to a) an inconsistent and sometimes inappropriate tone at the top was present under the then existing senior management, b) an insufficient complement of qualified resources with an appropriate level of knowledge, experience and training important to the Company’s financial reporting requirements, c) inadequate mechanisms and oversight to ensure accountability for the performance of controls; 2) risk assessment, as the Company did not have an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting and did not effectively design controls in response to the risks of material misstatement; 3) control activities and information and communication, specifically between the accounting department and other operating departments necessary to support the proper functioning of internal controls; and 4) monitoring controls, as the Company did not maintain an internal audit function sufficient to monitor control activities. The control environment material weaknesses contributed to additional material weaknesses in the control activities of the Company as the Company did not design and maintain effective controls over a) accounting close and financial reporting; b) contract to cash process, c) risk assessment and management of change, as well as the review, approval, and documentation related to the application of generally accepted accounting principles, d) review of new, unusual or significant transactions and contracts, and e) manual reconciliations of high-volume standard transactions. The risk assessment material weakness contributed to an additional material weakness as the Company did not design effective controls over certain business processes, including controls over the preparation, analysis, and review of closing adjustments required to assess the appropriateness of certain account balances at period end.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 18, 2019 on those consolidated financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Jose, California
March 18, 2019

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
WageWorks, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of WageWorks, Inc. (the “Company”) and subsidiaries as of December 31, 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Restatement
As discussed in Note 2, the Company has restated its 2016 consolidated financial statements to correct for misstatements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. We were not engaged to perform an audit of the Company’s internal control over financial reporting. As part of our audit, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Macias, Gini & O’Connell, LLP
We have served as the Company's auditor since 2018.
March 18, 2019
Newport Beach, California

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WageWorks, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of WageWorks, Inc. and subsidiaries for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of WageWorks, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
February 25, 2016

WAGEWORKS, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2017	December 31, 2016 As Restated Note (2)
Assets
Current assets:
Cash and cash equivalents	$779,345	$672,609
Restricted cash	332	332
Short-term investments	195,534	—
Accounts receivable, net	107,547	93,413
Prepaid expenses and other current assets	29,271	20,258
Total current assets	1,112,029	786,612
Property and equipment, net	68,742	54,435
Goodwill	297,409	297,409
Acquired intangible assets, net	155,369	176,489
Deferred tax assets, net	10,143	15,690
Other assets	8,291	5,146
Total assets	$1,651,983	$1,335,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$89,977	$72,677
Customer obligations	695,368	608,380
Other current liabilities	628	729
Total current liabilities	785,973	681,786
Long-term debt, net of financing costs	244,915	248,848
Other non-current liabilities	8,845	7,505
Total liabilities	1,039,733	938,139
Commitments and contingencies (Note 15)
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 40,251 shares issued and 39,771 shares outstanding at December 31, 2017; 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	41	37
Additional paid-in capital	562,131	397,307
Treasury stock at cost (480 shares at December 31, 2017 and 345 shares at December 31, 2016)	(22,309)	(14,374)
Accumulated other comprehensive loss	(354)	—
Retained earnings	72,741	14,672
Total stockholders' equity	612,250	397,642
Total liabilities and stockholders' equity	$1,651,983	$1,335,781

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Revenues:
Healthcare	$274,815	$195,108	$176,573
COBRA	111,607	73,765	51,299
Commuter	72,874	70,215	63,895
Other	16,799	16,473	42,549
Total revenues	476,095	355,561	334,316
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	173,661	129,046	117,170
Technology and development	56,362	44,719	43,041
Sales and marketing	64,111	57,083	50,540
General and administrative	72,150	60,324	54,093
Amortization, impairment and change in contingent consideration	37,890	37,175	27,618
Employee termination and other charges	1,489	1,147	1,913
Total operating expenses	405,663	329,494	294,375
Income from operations	70,432	26,067	39,941
Other income (expense):
Interest income	1,147	406	153
Interest expense	(7,293)	(2,717)	(1,925)
Other income (expense), net	(316)	1,075	(182)
Income before income taxes	63,970	24,831	37,987
Income tax provision	(9,583)	(8,929)	(15,037)
Net income	$54,387	$15,902	$22,950
Net income per share:
Basic	$1.41	$0.44	$0.64
Diluted	$1.38	$0.43	$0.63
Shares used in computing net income per share:
Basic	38,447	36,404	35,784
Diluted	39,415	37,210	36,595

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Net income	$54,387	$15,902	$22,950
Other comprehensive loss, net of tax
Net unrealized loss on investments	(354)	—	—
Other comprehensive loss, net of tax	(354)	—	—
Total comprehensive income	$54,033	$15,902	$22,950

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2014	35,479	$36	$303,568	$—	$—	$(24,180)	$279,424
Exercise of stock options	465	—	6,598	—	—	—	6,598
Issuance of common stock under Employee Stock Purchase Plan	54	—	2,145	—	—	—	2,145
Issuance of restricted stock units, net of shares withheld for employee taxes	57	—	(949)	—	—	—	(949)
Tax benefit from the exercise of stock options	—	—	11,198	—	—	—	11,198
Treasury stock acquired	(119)	—	—	(5,003)	—	—	(5,003)
Stock-based compensation	—	—	20,606	—	—	—	20,606
Net income	—	—	—	—	—	22,950	22,950
Balance at December 31, 2015	35,936	$36	$343,166	$(5,003)	$—	$(1,230)	$336,969
Exercise of stock options	926	1	16,069	—	—	—	16,070
Issuance of common stock under Employee Stock Purchase Plan	53	—	2,194	—	—	—	2,194
Issuance of restricted stock units, net of shares withheld for employee taxes	213	—	(6,108)	—	—	—	(6,108)
Tax benefit from the exercise of stock options	—	—	14,806	—	—	—	14,806
Treasury stock acquired	(226)	—	—	(9,371)	—	—	(9,371)
Stock-based compensation (As Restated)	—	—	27,180	—	—	—	27,180
Net income (As Restated)	—	—	—	—	—	15,902	15,902
Balance at December 31, 2016 (As Restated) Note 2	36,902	$37	$397,307	$(14,374)	$—	$14,672	$397,642
Exercise of stock options	810	2	14,267	—	—	—	14,269
Public stock offering, net of issuance costs of $4.6 million	1,955	2	130,787	—	—	—	130,789
Issuance of common stock under Employee Stock Purchase Plan	48	—	2,681	—	—	—	2,681
Issuance of restricted stock units, net of shares withheld for employee taxes	191	—	(9,019)	—	—	—	(9,019)
Treasury stock acquired	(135)		—	(7,935)	—	—	(7,935)
Stock-based compensation	—	—	25,649	—	—	—	25,649
Capitalized stock-based compensation	—	—	459	—	—	—	459
Other comprehensive loss, net of tax	—	—	—	—	(354)	—	(354)
Tax cumulative-effect adjustment - adoption ASU 2016-09 Note 1	—	—	—	—	—	3,682	3,682
Net income	—	—	—	—	—	54,387	54,387
Balance at December 31, 2017	39,771	$41	$562,131	$(22,309)	$(354)	$72,741	$612,250

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Cash flows from operating activities:
Net income	$54,387	$15,902	$22,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,384	8,696	6,671
Amortization, impairment and change in contingent consideration	37,889	37,175	27,618
Amortization of debt issuance costs	418	159	—
Stock-based compensation expense	25,649	27,180	20,606
Loss on disposal of fixed assets	123	273	1,096
Provision for doubtful accounts	558	947	396
Deferred taxes	9,336	(5,853)	13,066
Other	(237)	—	—
Excess tax benefit related to stock-based compensation arrangements	—	(14,806)	(11,198)
Changes in operating assets and liabilities:
Accounts receivable	(14,692)	(22,088)	(18,214)
Prepaid expenses and other current assets	(9,514)	7,901	961
Other assets	(3,145)	(699)	2,084
Accounts payable and accrued expenses	17,387	9,488	6,011
Customer obligations	86,988	207,559	38,370
Other liabilities	1,278	(2,892)	4,792
Net cash provided by operating activities	217,809	268,942	115,209
Cash flows from investing activities:
Purchases of property and equipment	(36,787)	(28,319)	(28,141)
Purchases of short-term investments	(208,656)	—	—
Proceeds from sales of short-term investments	5,398	—	—
Proceeds from maturities of short-term investments	7,500	—	—
Cash consideration for business acquisitions, net of cash acquired	—	(233,965)	(9,445)
Purchases of intangible assets	(4,658)	(21,120)	(382)
Net cash used in investing activities	(237,203)	(283,404)	(37,968)
Cash flows from financing activities:
Proceeds from long-term debt	—	169,900	—
Proceeds from public stock offering	135,387	—	—
Payment of underwriting discounts, commissions and other costs associate with the public offering	(4,598)	—	—
Proceeds from exercise of common stock options	14,267	16,070	6,598
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,681	2,194	2,145
Payments of debt issuance costs	(1,851)	(207)	(366)
Payments of debt principal	(2,500)	—	—
Payment of contingent consideration	—	(750)	(3,247)
Payment for treasury stock acquired	(7,935)	(9,371)	(5,003)
Payment of capital lease obligations	(302)	(381)
Taxes paid related to net share settlement of stock-based compensation arrangements	(9,019)	(6,108)	(949)
Excess tax benefit related to stock-based compensation arrangements	—	14,806	11,198
Net cash provided by financing activities	126,130	186,153	10,376
Net increase in cash and cash equivalents	106,736	171,691	87,617
Cash and cash equivalents at beginning of the year	672,609	500,918	413,301
Cash and cash equivalents at end of the year	$779,345	$672,609	$500,918
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$6,462	$1,825	$2,542
Taxes	$2,958	$5,534	$455
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$2,325	$2,412	$800
Property and equipment purchased under capital lease obligations	$263	$835	$—
Capitalized stock-based compensation	$458	$—	$—
See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Note 1.     Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., (together with its subsidiaries, “WageWorks” or the “Company”) was incorporated in the state of Delaware in 2000. The Company is a leader in administering Consumer-Directed Benefits (“CDBs”), which empower employees to save money on taxes while also providing corporate tax advantages for employers.

The Company operates as a single reportable segment on an entity level basis, and considers itself to operate under one operating and reporting segment with healthcare, transit and other employer sponsored programs representing a group of similar products lines. The Company believes that it engages in a single business activity and operates in a single economic environment.

Principles of Consolidation

The consolidated financial statements include the accounts of WageWorks, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the Consolidated Financial Statements and related disclosure in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”), including all adjustments as a result of the Company's restatement, and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combinations, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and web site development cost classification, and recoverability and impairments of goodwill and long-lived assets. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, stated at cost, as well as commercial paper with an original maturity of less than 90 days as further described under Marketable Securities below. To the extent the Company’s contracts do not provide for any restrictions on the Company’s use of cash that it receives from clients, the cash is recorded as cash and cash equivalents.

The majority of the Company’s cash and cash equivalents represent funding and pre-funding balances received from customers for which the Company has a corresponding current obligation. In all cases where we have collected cash from a customer but not fulfilled services (the payment of participant healthcare claims and commuter benefits), the Company recognizes a related liability to its customers, classified as customer obligations in the accompanying consolidated balance sheets.

Restricted cash represents cash used to collateralize standby letters of credit which were issued to the benefit of a third party to secure a contract with the Company.

Marketable Securities

The Company determines the classification of its investments in marketable securities at the time of purchase and accounts for them as available-for-sale. Marketable securities of highly liquid investments with stated maturities of three months or less when purchased are classified as cash equivalents and those with stated maturities of between three months and one year as short-term investments. Marketable securities with maturities beyond twelve months are also included in short-term investments within current assets as the Company intends for its investments to support current operations and other strategic initiatives. These securities are reported at fair value, which includes the accrued interest of interest-bearing securities. Unrealized gains and losses,

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

net of taxes, are included in accumulated other comprehensive loss as a component of stockholders' equity, except for unrealized losses determined to be other-than-temporary which will be recorded within other income (expense). Realized gains and losses on the sale of marketable securities are recorded in other income (expense).

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities. The carrying value of the Company’s debt under the credit facility is estimated to approximate fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. The determination of the fair value of the Company’s marketable securities is further explained in Note 5 - Investments and Fair Value Measurements.

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

The Company measures outstanding contingent consideration elements each reporting period at fair value and recognizes changes in fair value in earnings each period as an operating expense on the consolidated statements of income, until the contingency is resolved. Losses on revaluation of contingent consideration result from accretion charges due to the passage of time and fair value adjustments due to changes in forecasted revenue levels.

Prior to December 31, 2014, the Company acquired Benefit Concepts, Inc. (“BCI”) and Crosby Benefit Systems, Inc. (“CBS”). In connection with these acquisitions, the Company recorded a contingent consideration liability to recognize its estimate of the obligation to make future payments to the former owners. On the acquisition date, the contingent consideration was recorded at fair value then revalued quarterly based on changes in the expected future payment amount. Fair value was determined based on significant unobservable inputs, so the contingent consideration liability was categorized as Level 3. In 2015, the Company paid $1.2 million to settle the contingent consideration due to the former owners of CBS. In 2015 and 2016, the Company paid $2.1 million and $0.8 million, respectively, to settle the contingent consideration due the former owners of BCI. In 2016 and 2015, changes in the contingent consideration fair value resulted in a negligible expense for the Company. See Note 4 Acquisitions and Channel Partner Arrangements.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The Company offsets on a customer by customer basis unpaid amounts for benefit services and customer obligation balances for financial reporting presentation. Additionally, the Company offsets outstanding trade and non-trade receivables, including any debit or credit memos, against any prefund balances after plan year close or upon termination of services both based on the completion of a full reconciliation with the customer.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on computer and equipment and furniture and fixtures is calculated on a straight-line basis over the estimated useful lives of those assets, ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. When events or circumstances suggest an asset’s life is different than initially estimated, management reassesses the useful life of the asset and recognizes future depreciation prospectively over the revised life.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation / amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses.

Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life are capitalized.

Software and Web Site Development Costs

Costs incurred to develop software for internal use are capitalized and amortized over the technology’s estimated useful life, generally four years. When events or circumstances suggest an asset’s life is different than initially estimated, management reassesses the useful life of the asset and recognizes future amortization prospectively over the revised life. Costs incurred related to the planning and post implementation phases of development are expensed as incurred. Costs associated with the platform content or the repair or maintenance, including transfer of data between existing platforms are expensed as incurred.

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

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses in each of the third and fourth quarters of 2016. In addition, the Company accelerated amortization of intangible assets for client contracts and broker relationships of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, ranging generally from one to eight years. Amortization expense related to these intangible assets is included in amortization, impairment and change in contingent consideration expense on the consolidated statements of income.

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

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

If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. At December 31, 2017, 2016 and 2015 the Company completed its annual goodwill impairment assessments and management concluded that goodwill is not impaired.

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

The Company records a valuation allowance to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. The weight given to

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

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

The Company offsets on a customer by customer basis non-trade accounts receivable and customer obligation balances for financial reporting presentation. Additionally, the Company offsets outstanding trade and non-trade receivables, including any debit or credit memos, against any prefund balances after plan year close or upon termination of services both based on the completion of a full reconciliation with the customer.

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, COBRA and Other revenue. Healthcare and Commuter include revenues generated from benefit service fees based on employee / participant levels and interchange and other commission revenues. Interchange and other commission revenues are subject to revenue share arrangements and are based on a percentage of total healthcare and commuter dollars transacted using cards distributed by the Company pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ HRAs, and certain healthcare Flexible Spending Accounts (“FSAs”). Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

The Company recognizes revenue when collectability is reasonably assured, service has been performed, persuasive evidence of an arrangement exists, and there is a fixed or determinable fee.

Benefit service fees are recognized on a monthly basis as services are rendered and earned under service arrangements where fees and commissions are fixed or determinable and collectability is reasonably assured. Benefit service fees are based on a fee for service model (e.g., monthly fee per participant) in which revenue is recognized on a monthly basis as services are rendered under price quotations or service agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Fees received for initial setup of clients and renewal fees are deferred and recognized on a monthly basis as services are rendered over the agreed

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

benefit period. Contracts with initial setup fees generally have an initial term of one year. The agreed benefit period means the length of the benefit plan year, which is one year. The initial setup fees and annual renewal fees are not considered separable from the ongoing services provided for which benefit service fees are earned.

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

Other commission revenue entails the Company purchasing passes on behalf of its employee participants from various transit agencies and due to the significant volume of purchases, the Company receives commissions on these passes which the Company records on a net basis. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Professional service fees are related to services provided to the Company’s employer clients to accommodate their reporting or administrative requirements. These projects are discrete contracts and are not entered into contemporaneously with any other services the Company provides. The professional services revenues are recognized upon completion of services or projects in accordance with agreed upon terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties and where fees are fixed or determinable and collectability is reasonably assured. Cost of revenue is presented on an aggregate basis because the Company provides for services at the client level and not by product.

Stock-based Compensation

Stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes or Monte Carlo option pricing model or the market value of the Company's stock on the grant date and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, and expected dividends.

Restricted Stock Units ("RSUs"), Market-based performance RSUs, and Performance-based Stock Units ("PSUs") are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PSUs awarded is conditioned upon the attainment of performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.

Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, and PSUs are based on historical forfeiture experience.

The estimated fair value of stock options and RSUs are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.

We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

future, and therefore, used an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization ("EBITDA") target achievement over a specified three year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Other Comprehensive Loss

Other comprehensive loss includes certain changes in equity that are excluded from net income. As of December 31, 2017, accumulated other comprehensive loss includes a $0.4 million unrealized loss, net of $0.1 million of income taxes, related to unrealized gains/losses on marketable securities.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2017, the FASB issued Accounting Standard Update ("ASU") ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new accounting guidance clarifies the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. During the third quarter of 2017, the Company elected to early adopt this standard in connection with the Tango HSA client acquisition as described in Note 8. Goodwill and Intangible Assets.

In March 2016, the FASB Issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when an award vests or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as financing activity but should be classified as operating activities. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $3.7 million to deferred tax assets and an increase to the opening retained earnings of $3.7 million. For the year ended December 31, 2017, the Company recorded excess tax benefits in the amount of $15.8 million within our provision for income taxes in the consolidated statements of income.

For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified in operating activities on the condensed consolidated statements of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.

The Company elected to retrospectively apply the ASU 2016-09 presentation requirements for cash flows related to employee taxes paid for withheld shares to be presented as financing activities. Consequently, on the consolidated statements of cash flows for the years ended December 31, 2016 and 2015, the Company reclassified $6.1 million and $0.9 million, respectively, to increase net cash provided by operating activities and decrease net cash provided by financing activities.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Further, the Company did not elect an accounting change to record forfeitures as they occur. The Company continues to estimate forfeitures at each period.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The FASB subsequently issued a one year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP (ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date"). In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations"; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"; and ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)."

The Company will adopt the standard on January 1, 2018 and will apply the modified retrospective method of adoption to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company does not expect a significant change in its control environment due to the adoption of the new standard, however, it will continue to assess until date of adoption.

The Company does not expect a material financial impact to revenue from the adoption of the new standard in 2018. The Company anticipates the primary impact of adopting the new standard will result in the increase in assets from the deferral of incremental commission related to the cost of obtaining subscription contracts. Under Topic 605, the Company expensed all direct and incremental commission costs to obtain a contract. Under the new standard, the Company will defer all incremental commission costs to obtain the contract. These costs are amortized to sales and marketing expense on a consistent basis that reflects the transfer of services to the customer over an estimated period of benefit that has been determined to be six years. The Company expects the impact of adopting ASC 606 to result in an approximate increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018. For tax purposes, this change in accounting policy will change the timing of the book deduction, which will result in a book/tax difference.  Since tax is deducting the commission expense before books, this will result in a taxable temporary difference and deferred tax liability. The Company expects the tax impact to increase deferred tax liability in the amount of $2.4 million with a decreasing offset to retained earnings upon adoption.

In February 2016, the FASB Issued ASC 842, Leases, ("Topic 842"). The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption. Refer to Note 15 for further information on our operating lease commitments. The Company plans to adopt Topic 842 using the alternative modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. The Company does not believe the new standard will have a material impact on our consolidated statements of income, nor will it have a notable impact on our liquidity. The standard will also have no impact on our debt-covenant compliance under our current agreements. The Company expects the adoption of the standard to have a material impact on the balance sheet as a result of recording a right-of-use asset and lease liability associated with a number of lease arrangements.

 In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). The update amends the scope of modification accounting for shared-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the shared-based awards are the same immediately before and after the modification. This update is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer be presented in the Statement of Cash Flows. The Company will adopt this standard on January 1, 2018 using the retrospective method. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is expected to be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and will be effective for the Company

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in this standard are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

Note 2.     Restatement of Consolidated Financial Statements

Restatement Background

Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the Audit Committee as a result of the investigation described below and after consultation with the Company’s then current independent auditors and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector, our internal use software, among other matters.

During the course of this investigation and the audit of the financial statements, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. GAAP related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, the impairment assessment for KP Connector and adjustment of the customer obligations liability balance. Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2016, the three and six months ended June 30, 2016 and 2017, the three and nine months ended September 30, 2016 and 2017 and the three months ended March 31, 2017 to correct these errors, the most significant of which are described below as it relates to the year ended December 31, 2016.

Revenue Recognition Adjustments

United States Government Office of Personnel Management ("OPM")
In March 2016, the Company entered into an agreement to provide Flexible Spending Accounts (“FSA”) services to the OPM through 2020. Upon commencement of the agreement, the Company performed certain professional services that it believed were within the scope of the agreement and accordingly recognized $3.6 million in revenue in the twelve months ended December 31, 2016. In April 2018, the Company determined that it should not have recognized revenue related to the OPM professional services, and the related receivable should be reversed. As a result, the Company has made adjustments to reduce revenue by $3.6 million for the twelve months ended December 31, 2016.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Revenue Recognition Timing and Presentation

Starting in Q2 2016, the Company inconsistently applied its policy to net expenses against healthcare revenue which led to an accounting error than impacted healthcare revenue and cost of revenue.

	For the Year-Ended December 31, 2016
	Revenue Restatement Adjustments (In thousands)
	OPM	Invoice Adjustments	Revenue Recognition Timing and Presentation	Total
Healthcare	$(3,609)	$(1,163)	$(3,017)	$(7,789)
Commuter	—	108	(56)	52
COBRA	—	(1,094)	(387)	(1,481)
Other	—	66	—	66
Total	$(3,609)	$(2,083)	$(3,460)	$(9,152)

Internally Developed Software Impairment

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses in each of the third and fourth quarters of 2016.

Stock-Based Compensation Adjustments

The Company adjusted stock-based compensation expense related to performance-based restricted stock units. These shares vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. The metrics included items that have changed as a result of the restatement, and therefore the Company has re-measured the stock-based compensation expense for performance-based restricted stock units as of the year ended December 31, 2016. The following tables summarize the impact of the restatement on performance-based restricted stock units and on the Company's total stock-based compensation expense:

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Stock-based compensation expense related to restricted stock units (in millions)	$19.9	$(3.1)	$16.8

	At December 31, 2016
	As Previously Reported	Adjustments	As Restated
Total unrecognized stock-based compensation expense associated with restricted stock units (in millions)	$29.3	$(9.9)	$19.4

Total restatement adjustments for stock-based compensation expense (in thousands):

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Cost of revenue	$6,214	$(1)	$6,213
Technology and development	2,536	(88)	2448
Sales and marketing	3,127	(123)	3,004
General and administrative	18,391	(2,876)	15,515
Total	$30,268	$(3,088)	$27,180

The Company recorded additional adjustments to the consolidated financial statements for the year ended December 31, 2016, primarily related to the following transactions:

•	to correct for billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.

•	to account for the reserve of potentially uncollectible customer obligations for pass-through employee participant reimbursements in the proper period

•
to correct timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from Cash and cash equivalents to Customer Obligations

•	to record interest and penalties for unreported employee participant and employer clients unclaimed property

•	to record capital lease obligations originally recognized incorrectly as operating leases

•	to record the reclassification of Customer Obligations from Accounts Receivable based on the correction of the timing of employer client billings and payments; and

•	to record the reduction in certain operating expense due to over-accrual

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Annual Report on Form 10-K, to reflect these adjustments in the twelve months ended December 31, 2016.

The tax impact in connection with the restatement adjustments were recorded for the year ended December 31, 2016 and December 31, 2017.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's consolidated income statement as previously reported, restatement adjustments and the consolidated statement of income statement as restated for the year ended December 31, 2016
(in thousands, except per share amounts):

Consolidated Statement of Income
	Year Ended December 31, 2016
	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$202,897	$(7,789)	(a)	$195,108
Commuter	70,163	52	(b)	70,215
COBRA	75,246	(1,481)	(b)	73,765
Other	16,407	66	(b)	16,473
Total revenues	364,713	(9,152)		355,561
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	130,224	(1,178)	(c)	129,046
Technology and development	45,271	(552)	(d)	44,719
Sales and marketing	57,496	(413)	(e)	57,083
General and administrative	63,732	(3,408)	(f)	60,324
Amortization, impairment and change in contingent consideration	34,097	3,078	(g)	37,175
Employee termination and other charges	1,147	—		1,147
Total operating expenses	331,967	(2,473)		329,494
Income from operations	32,746	(6,679)		26,067
Other income (expense):
Interest income	406	—		406
Interest expense	(2,192)	(525)	(h)	(2,717)
Other income (expense)	1,221	(146)	(i)	1,075
Income before income taxes	32,181	(7,350)		24,831
Income tax provision	$(11,976)	3,047	(j)	(8,929)
Net income	$20,205	$(4,303)		$15,902
Net income per share:
Basic	$0.56	$(0.12)		$0.44
Diluted	$0.54	$(0.11)		$0.43
Shares used in computing net income per share:
Basic	36,404	36,404		36,404
Diluted	37,210	37,210		37,210

(a)
Revenue adjustments for the year ended December 31, 2016 of $7.8 million consists primarily of (i) $3.6 million from the reversal of the OPM revenue as discussed above, and (ii) $2.1 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and (iii) $2.1 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses.

(b)	Revenue adjustment for the year ended December 31, 2016 related to the correction of billing errors and the recognition of invoices and credit memos in the correct reporting periods.

(c)
Adjustment primarily consists of (i) $2.1 million reversal of cost of revenue due to netting of healthcare revenue against certain cost of revenue expenses, and (ii) offset by $0.9 million related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement.

(d)	Reduction related primarily to the over-accrual of platform technology related expenses.

(e)	Reduction related primarily to the over-accrual of commission expenses.

(f)
Adjustment related primarily to (i) a $2.9 million reduction in stock based compensation expense as a result reduced target attainment percentages expected for performance-based restricted stock units (see above for details) (ii) the reversal of $0.5 million related to the re-valuation of the allowance for bad debt and (iii) a $0.2 million expense reduction related to the re-valuation and write-off of customer obligations.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(g)
Adjustment consisted of $3.7 million in connection with the Company's Internally Developed Software ("IDS") impairment charge, partially offset by the reversal of previously recorded amortization expense during 2016 of $0.6 million.

(h)	Adjustment related to accrued interest expense on unreported employee participant and employer clients unclaimed property.

(i)	Adjustment related to accrued penalties on unreported employee participant and employer clients unclaimed property.

(j)	Reduction in tax expense relates to the tax effect of the restatement adjustments noted above.

The following table presents the Company's consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated as of December 31, 2016 (in thousands):

Consolidated Balance Sheet
	December 31, 2016
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$678,300	(5,691)	(a)	$672,609
Restricted cash	332	—		332
Accounts receivable, net	92,888	525	(b)	93,413
Prepaid expenses and other current assets	19,422	836	(c)	20,258
Total current assets	790,942	(4,330)		786,612
Property and equipment, net	56,902	(2,467)	(d)	54,435
Goodwill	297,409	—		297,409
Acquired intangible assets, net	176,489	—		176,489
Deferred tax assets	16,309	(619)	(e)	15,690
Other assets	5,300	(154)	(f)	5,146
Total assets	$1,343,351	$(7,570)		$1,335,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$72,966	$(289)	(g)	$72,677
Customer obligations	603,842	4,538	(h)	608,380
Other current liabilities	467	262	(i)	729
Total current liabilities	677,275	4,511		681,786
Long-term debt	248,848	—		248,848
Other non-current liabilities	9,131	(1,626)	(j)	7,505
Total liabilities	935,254	2,885		938,139
Stockholders' Equity:
Common stock	37	—		37
Additional paid-in capital	403,459	(6,152)	(k)	397,307
Treasury stock at cost	(14,374)	—		(14,374)
Retained earnings	18,975	(4,303)		14,672
Total stockholders' equity	408,097	(10,455)		397,642
Total liabilities and stockholders' equity	$1,343,351	$(7,570)		$1,335,781

(a)
Adjustment primarily to reduce cash and cash equivalents was to correct for the proper recognition of employee participant credit card disbursements of $7.0 million, offset by timing differences associated with differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts of $1.3 million. The adjustment resulted in a net reclassification from customer obligations to cash and cash equivalents.

(b)
Adjustment relates to (i) a $6.3 million reduction in accounts receivable from the restatement of the OPM revenue as discussed above, of which $3.6 million relates to the reduction of revenue and $2.7 million relates to the reduction of short-term and long-term deferred revenue, and (ii) a $3.0 million decrease due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period, offset by a $9.9 million increase from the

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

reclassification of customer obligations to accounts receivable based on the correction of the timing of customer billing and payments.

(c)	Adjustment to record a correction of $0.6 million for income tax receivable because of the restatement and $0.2 million of other receivables for the anticipated collection of commission over-payments.

(d)
Adjustment relates to the impairment charge for IDS of $3.7 million, as discussed above, and depreciation expense of $0.2 million for equipment purchased under capital lease obligations, offset by $0.8 million of capital lease obligations originally recognized incorrectly as operating leases and $0.6 million for the reversal of amortization expense associated with IDS previously recorded during the year ended December 31, 2016.

(e)	Adjustment of $0.6 million relates to the tax effect of the restatement adjustments noted in (a) through (k).

(f)	Adjustment to write-off uncollectible deposit.

(g)
Adjustment relates to a $0.7 million reduction in short-term deferred revenue as result of the OPM restatement discussed above and a $0.8 million reduction due to the over accrual of operating expenses, partially offset by a $0.7 million accruals related to interest and penalties for unreported employee participant and employer clients unclaimed property, a $0.2 million accrual for a customer cash refund related to billing errors, and a $0.3 million increase in the corporate bonus accrual.

(h)
Adjustment relates to a $9.9 million increase for the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, a $0.9 million increase in customer obligations, partially offset by a $7.0 million decrease to correct for the proper recognition of employee participant credit card disbursements, a decrease of $0.6 million to record a reserve for potentially uncollectible customer obligations for pass through employee participant reimbursements and an increase of $1.3 million increase due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from customer obligations to cash and cash equivalents.

(i)	Adjustment to record the current portion of capital lease obligations originally recognized incorrectly as operating leases.

(j)
Adjustment relates to the reduction of long-term deferred revenue of $2.0 million in connection with the Company's OPM restatement as noted above, partially offset by an increase of $0.4 million related to the long-term portion of capital lease obligations originally reported incorrectly as operating leases.

(k)
Adjustment of $6.2 million relates to a $3.1 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units and a $3.1 million tax provision modification related to the restatement.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's consolidated statement of cash flows for the year ended previously reported, restatement adjustments and the consolidated statement of cash flows as restated as of the year ended December 31, 2016 (in thousands):

Consolidated Statement of Cash Flows

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$20,205	$(4,303)	$15,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,473	223	8,696
Amortization, impairment and change in contingent consideration	34,000	3,175	37,175
Amortization of debt issuance costs	—	159	159
Stock-based compensation expense	30,268	(3,088)	27,180
Loss on disposal of fixed assets	273	—	273
Provision for doubtful accounts	1,527	(580)	947
Deferred taxes	(6,472)	619	(5,853)
Excess tax benefit related to stock-based compensation arrangements	(17,871)	3,065	(14,806)
Changes in operating assets and liabilities:
Accounts receivable	(22,144)	56	(22,088)
Prepaid expenses and other current assets	11,802	(3,901)	7,901
Other assets	(853)	154	(699)
Accounts payable and accrued expenses	3,669	5,819	9,488
Customer obligations	203,021	4,538	207,559
Other liabilities	(916)	(1,976)	(2,892)
Net cash provided by operating activities	264,982	3,960	268,942
Cash flows from investing activities:
Purchases of property and equipment	(28,319)	—	(28,319)
Cash consideration for business acquisitions, net of cash acquired	(233,965)	—	(233,965)
Cash paid for acquisition of intangible assets	(21,120)	—	(21,120)
Net cash used in investing activities	(283,404)	—	(283,404)
Cash flows from financing activities:
Proceeds from long-term debt	169,693	207	169,900
Proceeds from exercise of common stock options	16,070	—	16,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,194	—	2,194
Payment of debt issuance costs	—	(207)	(207)
Payment of contingent consideration	(653)	(97)	(750)
Payment for treasury stock acquired	(9,371)	—	(9,371)
Payment of capital lease obligations	—	(381)	(381)
Taxes paid related to net share settlement of stock-based compensation arrangements	—	(6,108)	(6,108)
Excess tax benefit related to stock-based compensation arrangements	17,871	(3,065)	14,806
Net cash provided by financing activities	195,804	(9,651)	186,153
Net increase in cash and cash equivalents	177,382	(5,691)	171,691
Cash and cash equivalents at beginning of the year	500,918	—	500,918
Cash and cash equivalents at end of the year	$678,300	$(5,691)	$672,609

The above adjustments reflect the adoption of ASU 2016-09 in 2017 and the retroactive application of presenting employer taxes paid and withholding shares as a financing activity.

Note 3.     Net Income per Share

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share):

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Numerator for basic net income per share:
Net income	$54,387	$15,902	$22,950
Denominator for basic net income per share:
Weighted-average common shares outstanding	38,447	36,404	35,784
Basic net income per share	$1.41	$0.44	$0.64

Numerator for diluted net income per share:
Net income	$54,387	$15,902	$22,950
Denominator for diluted net income per share:
Weighted-average common shares outstanding	38,447	36,404	35,784
Dilutive stock options, restricted stock and performance restricted stock units and employee stock purchase plan shares	968	806	811
Diluted weighted-average common shares outstanding	39,415	37,210	36,595
Diluted net income per share	$1.38	$0.43	$0.63

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 0.8 million anti-dilutive shares for 2017, and 0.9 million anti-dilutive shares for both 2016 and 2015.

Note 4.    Acquisitions and Channel Partner Arrangements

Acquisition of the ADP CHSA/COBRA Business

On November 28, 2016, the Company completed the Asset Purchase Agreement ("APA") with ADP, a leading global provider of Human Capital Management solutions, to acquire ADP’s CHSA, COBRA, and direct bill businesses (together the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash. In connection with the APA, the Company borrowed $169.9 million against its then $250.0 million revolving credit facility which had a maturity date of June 5, 2020. See Note 10. Long-term Debt for updated credit facility terms.

Purchase Price Consideration and Allocation for the ADP CHSA/COBRA Business

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred, the assets acquired and liabilities assumed was determined by the Company and in doing so estimated the fair value of the identifiable intangible assets acquired. The following table summarizes the fair value of total consideration transferred for the acquisition, the total fair value of net identifiable assets acquired and the goodwill recorded (in thousands):

Goodwill represents the excess of the purchase consideration over the fair value of the underlying net assets acquired and liabilities assumed (amounts in thousands):

Cash consideration	$235,000
Less: Fair value of net identifiable assets acquired	(94,700)
Goodwill	$140,300

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates and valuation assumptions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as of November 28, 2016:

	Weighted
	Average
	Useful Life	Amount
	(in years)	(in thousands)
Cash		$1,035
Accounts payable and accrued expenses		(1,035)
Intangible assets subject to amortization:
Customer relationships	10	93,900
Existing technology - CHSA	3	500
Existing technology - COBRA	3	300
Total fair value of net identifiable assets acquired		$94,700

The unaudited pro forma condensed combined statement of income of the Company and the ADP CHSA/COBRA Business for the years ended December 31, 2016 and 2015 are presented below as if the acquisition had closed on January 1, 2015. The pro forma information was prepared based on the historical financial statements and related notes of the ADP CHSA/COBRA Business and the Company, as adjusted for the pro forma impact of applying the acquisition method of accounting in accordance with U.S. GAAP. The unaudited pro forma condensed combined statements of income were prepared using the acquisition method of accounting with the Company treated as the acquiring entity.

The following unaudited pro forma condensed combined financial statements have been presented for informational purposes only. The pro forma data does not purport to represent what the combined Company’s results of operations actually would have been had the acquisition been completed as of the dates indicated, nor is it indicative of future operating results of the combined Company.

	Year Ended December 31,
	2016 As Restated Note 2	2015
	(In thousands, except per share data) (Unaudited)
Total revenue	$469,119	$466,278
Net income	$28,543	$39,610
Net income per share:
Basic	$0.78	$1.11
Diluted	$0.77	$1.08

Ceridian Channel Partner Arrangement

In July 2013, the Company entered into a channel partner arrangement with Ceridian, a global product and services company. Pursuant to the arrangement, Ceridian’s CDB account administration business for FSA and HRA was fully transitioned to the Company as of January 2015 with a final purchase price of $13.5 million. The Company accounted for this client acquisition as an asset purchase. In conjunction with the transition, the Company also entered into a separate reseller arrangement with Ceridian.

In September 2015, the Company entered into another agreement with Ceridian to transition its COBRA and direct bill portfolio to the Company. In April 2016, the Company completed the transition of this portfolio. The total cash consideration paid in 2016 and 2015 was $21.1 million and $0.4 million, respectively, and was recorded as acquired intangible assets. This

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

relationship also allows Ceridian as a channel partner to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to their full suite of healthcare and commuter products.

CONEXIS Acquisition

On August 1, 2014, the Company entered into an Asset Purchase Agreement with CONEXIS Benefits Administrators, LP (“CONEXIS”), a Texas limited partnership and Word & Brown Insurance Administrator, Inc., a California corporation, pursuant to which the Company acquired substantially all of the assets of CONEXIS. CONEXIS is a leader in employee benefits administration and serves approximately 16,000 organizations of all sizes. This acquisition added a new base of CDBs customers and participant relationships. The purchase price was $118.0 million, and the holdback obligation of $10.0 million was settled for $9.4 million in the third quarter of 2015 after the working capital adjustments. The CONEXIS acquisition was accounted for as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control was obtained. The results of operations for CONEXIS have been included in the Company’s financial results since the acquisition date.

Tango Acquisition

On September 2017, the Company and Tango entered into an Asset Purchase and Transition Agreement to acquire and transfer certain assets held by Tango related to benefits administration services for Health Savings Accounts for $4.1 million. The Company accounted for the Tango transaction as an asset purchase because it did not qualify as a business combination. The agreement contains a holdback obligation of $2.1 million which was paid in December 2017 upon completion of the transition of the intangible asset portfolio. Total cash consideration paid was recorded as acquired intangible assets and will be amortized over seven years.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Note 5. Investments and Fair Value Measurements

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$58,953	$—	$—	$58,953	$58,953	$—
Commercial paper	21,930	—	(3)	21,927	—	21,927
Total cash equivalents	80,883	—	(3)	80,880	58,953	21,927

Short-term investments:
Corporate debt securities	$105,144	$3	$(273)	$104,874	$—	$104,874
Municipal bonds	6,974	2	(8)	6,968		6,968
Commercial paper	30,798	1	(9)	30,790	—	30,790
Asset-backed securities	15,310	—	(76)	15,234	—	15,234
U.S. treasury securities	17,472	—	(41)	17,431	17,431	—
U.S. government agency securities	11,540	—	(30)	11,510	—	11,510
Non-U.S. government and agency securities	7,499	—	(27)	7,472	—	7,472
Certificates of deposit	1,255	—	—	1,255	—	1,255
Total short-term investments	$195,992	$6	$(464)	$195,534	$17,431	$178,103
Total cash equivalents and short-term investments	$276,875	$6	$(467)	$276,414	$76,384	$200,030

As of December 31, 2017, the Company had no investments that were in an unrealized loss position for a period of twelve months or greater and have determined that the gross unrealized losses on investments are temporary in nature.

Realized gains and losses on marketable securities are included in other income (expense) on the Company's consolidated statements of income. Gross realized gains and losses on marketable securities for the year ended December 31, 2017 were not significant.

The Company had no investments in marketable securities prior to 2017.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Accordingly, the Company classifies money market funds and U.S. treasury securities as Level 1 investments and other securities as Level 2. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following table summarizes the estimated amortized cost and fair value of the Company's marketable securities by the contractual maturity date (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Due less than one year	$157,651	$157,573
Due in one to five years	119,224	118,841
Total	$276,875	$276,414

Note 6.    Accounts Receivable

Accounts receivable at December 31, 2017 and 2016 was comprised of the following (in thousands):

	December 31, 2017	December 31, 2016 As Restated Note 2
Trade receivables	$58,067	$54,887
Unpaid amounts for benefit services	52,054	40,542
	110,121	95,429
Less allowance for doubtful accounts	(2,574)	(2,016)
Accounts receivable, net	$107,547	$93,413

The allowance for doubtful accounts roll forward is comprised of the following (in thousands):

Allowance for Doubtful Accounts:	Balance at Beginning of Fiscal Year	Charged to Operations	Recoveries (Deductions)	Balance at End of Fiscal Year
Year ended December 31, 2017	$2,016	$558	$—	$2,574
Year ended December 31, 2016 (As Restated Note 2)	$1,071	$947	$(2)	$2,016
Year ended December 31, 2015	$767	$475	$(171)	$1,071

Note 7.    Property and Equipment

Property and equipment at December 31, 2017 and 2016 was comprised of the following (in thousands):

	December 31, 2017	December 31, 2016 As Restated Note 2
Computers and equipment	$22,702	$17,254
Software and capitalized software development costs	120,278	102,998
Furniture and fixtures	7,754	6,784
Leasehold improvements	25,097	19,477
	175,831	146,513
Less accumulated depreciation and amortization	(107,089)	(92,078)
Property and equipment, net	$68,742	$54,435

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized software development costs of $20.5 million, $14.8 million, and $15.7 million, respectively. Amortization expense related to capitalized software development costs was $12.1 million, $15.2 million and $11.8 million for 2017, 2016 and 2015, respectively. These costs are included in amortization, impairment and contingent consideration expense in the accompanying consolidated statements of income. At December 31, 2017, the unamortized capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets was $35.0 million.

Total depreciation expense plus amortization of software and internally developed software for the years ended December 31, 2017, 2016 and 2015 was $23.5 million, $23.9 million, and $18.5 million, respectively.

As a result of the Company's restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases. As of December 31, 2017 and 2016, property and equipment acquired under capital lease obligations was $1.7 million and classified as computers and equipment. Accumulated depreciation for assets acquired under capital lease obligations was $1.1 million and $0.8 million as of December 31, 2017 and 2016.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses for the year ended December 31, 2016 by $0.6 million.

Note 8.    Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill during the twelve months ended December 31, 2017. The change in the carrying amount of goodwill for the year ended December 31, 2016 is as follows (in thousands):

Balance at December 31, 2015	$157,109
Additions: ADP CHSA/COBRA Business acquisition (Note 4)	140,300
Balance at December 31, 2016 and 2017	$297,409

Acquired intangible assets at December 31, 2017 and 2016 were comprised of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client/broker contracts & relations	$237,221	$(84,581)	$152,640	$232,560	$(60,569)	$171,991
Trade names	3,880	(3,492)	388	3,880	(3,078)	802
Technology	14,646	(13,047)	1,599	14,646	(11,867)	2,779
Noncompete agreements	2,232	(2,013)	219	2,232	(1,941)	291
Favorable lease arrangements	1,134	(611)	523	1,136	(510)	626
Total	$259,113	$(103,744)	$155,369	$254,454	$(77,965)	$176,489

In September 2017, the Company acquired certain intangible assets from Tango related to Tango's HSA product (see Note 4). This transaction was accounted for as an asset purchase.

Amortization expense of intangible assets totaled $25.8 million, $21.9 million and $15.7 million in 2017, 2016 and 2015, respectively.

The Company accelerated amortization on intangible assets for client contracts and broker relationships of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business.

Acquired intangible assets are amortized on a straight-line basis generally over one to ten years.

As of December 31, 2017, the expected future amortization expense for acquired intangible assets is as follows (in thousands)

2018	$25,626
2019	24,703
2020	22,719
2021	19,915
2022	17,479
Thereafter	44,927
Total	$155,369

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Note 9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2017 and 2016 were comprised of the following (in thousands):

	December 31, 2017	December 31, 2016 As Restated Note 2
Accounts payable and accrued liabilities	$23,788	$21,830
Payable to benefit providers and transit agencies	32,469	24,528
Accrued compensation and related benefits	25,921	20,223
Other accrued expenses	5,275	3,752
Deferred revenue	2,524	2,344
Accounts payable and accrued expenses	$89,977	$72,677

Note 10. Long-term Debt

On August 1, 2016, the Company entered into a First Amended and Restated Credit Agreement (the "Amended Credit Agreement") with MUFG Union Bank, N.A., as administrative agent (the “Agent”) to increase the revolving credit facility credit limit from $150.0 million to $250.0 million. The Amended Credit Agreement did not change the Company's $15.0 million subfacility limit or its option to increase its commitments up to $100.0 million. The credit facility's maturity date, June 5, 2020, and interest rate, London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 1.75%, also remained unchanged. Subsequent to entering into the Amended Credit Agreement, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of the ADP CHSA/COBRA Business. In connection with the Amended Credit Agreement, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the Amended Credit Agreement.

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with (the “Agent”). The Second Amended Credit Agreement amends and restates the Company’s existing Amended Credit Agreement, and increases the Company's borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit subfacility. The Second Amended Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions as permitted under the Second Amended Credit Agreement. The Company may prepay loans under the Second Amended Credit Agreement in whole or in part at any time without premium or penalty. In connection with this Second Amended Credit Agreement, the Company incurred fees of approximately $1.9 million, which are being amortized over the term of the Second Amended Credit Agreement. The fees incurred are presented as a direct deduction from long-term debt in the consolidated balance sheets.

The loans bear interest, at the Company’s option, at either (i) a LIBOR determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of December 31, 2017, the interest rate applicable to the revolving credit facility was 2.93% per annum.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Amounts borrowed and outstanding letters of credit were as follows (in thousands):

	December 31, 2017	December 31, 2016
Revolving credit facility used	$249,830	$250,000
Less: Outstanding letters of credit	(2,830)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(2,085)	(652)
Long-term debt	$244,915	$248,848

The Company’s obligations under the Second Amended Credit Agreement are secured by substantially all of the Company’s assets. All of the Company’s existing and future material subsidiaries are required to guarantee its obligations under the Second Amended Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.

The Second Amended Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility.

During the year ended December 31, 2017, the Company reduced the long-term debt principal with a $2.5 million payment. Additionally in 2017, the Company increased its outstanding letter of credit balance by $2.3 million as a result of growth in its business operations. As of December 31, 2017, the Company had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Second Amended Credit Agreement. The Company pays fees on the unused revolving credit balance.

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

On April 5, 2018, the Company's Board of Directors concluded the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. Consequently, the Company did not meet its obligation to provide its restated and delinquent financial statements to the Agent by the contractual delivery date. In March 2018, the Company entered into a Reporting Extension Agreement (the “Extension Agreement”), by and among the Company, the lenders party thereto and MUFG Union Bank, N.A., as administrative agent to extend the time period for delivery to Agent and the lenders our delinquent financial statements to June 30, 2018. In June 2018, the Company entered into a Second Reporting Extension Agreement and paid the Agent $0.8 million to extend the delivery date of our delinquent financial statements to March 16, 2019. In March 2019, the Company entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of any remaining delinquent financial statements to May 10, 2019.

Note 11.     Common Stock

Public Stock Offering

On June 20, 2017, the Company closed a public stock offering and sold 1,954,852 shares of its common stock at $69.25 per share, for proceeds of approximately $130.8 million, net of underwriting discounts and commissions and other offering costs. Additionally, certain selling stockholders sold 545,148 shares of common stock in the offering for which the Company did not receive any proceeds. Selling stockholders received proceeds net of their proportionate share of the total underwriting discounts and commissions. The Company also granted the underwriters a 30-day overallotment option to purchase up to an additional 375,000 shares of its common stock at $69.25 per share prior to the underwriting discount. The overallotment option expired unexercised.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Share Repurchase Program

On August 6, 2015, the Company’s Board authorized a $100.0 million stock repurchase program for 3 years which commenced on November 5, 2015 and expires on November 4, 2018 Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2017, the Company repurchased 134,900 shares of its common stock for a total cost of $7.9 million, or an average price of $58.82 per share. In 2016, the Company repurchased 226,170 shares of its common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2017, the Company had $77.7 million available for future purchases under the stock repurchase program.

Note 12.     Employee Benefit Plans

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Cost of revenue	$7,686	$6,213	$3,836
Technology and development	2,391	2,448	1,190
Sales and marketing	2,936	3,004	2,724
General and administrative	12,636	15,515	12,856
Total	$25,649	$27,180	$20,606

In 2017, the Company capitalized $0.5 million in stock-based compensation cost in connection with its capitalization of software development costs. An insignificant portion of the 2017 capitalized stock-based compensation was amortized during the year.

(a) Employee Stock Option Plan

On May 26, 2010, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. As of December 31, 2017, the 2010 Plan has a total of 3.4 million common stock shares available for issuance.

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (“2000 Plan”), provides for the issuance of options and other stock-based awards. As of December 31, 2017, the 2000 Plan has a total of 71,000 options outstanding. Any forfeitures or shares remaining under the plan are canceled and not available for reissuance. No further grants will be made under the 2000 Plan.

Options under the 2000 Plan and the 2010 Plan (together “the Plans”) expire 10 years after the date of grant and generally vest over 4 years with 25% of the options vesting after one year and the balance vesting monthly over the remaining period. The Company issues new shares upon the exercise of stock options.

As of December 31, 2017, there was $19.1 million of total unrecognized stock-based compensation expense associated with stock options, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of approximately 2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2017	2016	2015
Stock options granted (in thousands)	632	825	501
Weighted-average fair value at date of grant	$26.22	$18.38	$18.89

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Stock option activity for the two years ended December 31, 2017 is as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
Outstanding at December 31, 2015	3,037	$25.18	6.41	$65,229
Granted	825	48.36
Exercised	(926)	17.36
Forfeited	(92)	47.01
Outstanding as of December 31, 2016	2,844	$33.74	7.00	$110,256
Granted	632	71.86
Exercised	(810)	17.61
Forfeited	(188)	53.35
Outstanding as of December 31, 2017	2,478	$47.24	7.22	$42,324
Vested and expected to vest at December 31, 2017	2,375	$46.71	7.16	$41,581
Exercisable at December 31, 2017	1,291	$35.91	6.00	$33,685

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $41.6 million, $37.0 million and $17.1 million, respectively. Cash received from option exercises was $14.3 million, $16.1 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. In 2017, the Company adopted ASU 2016-09 and recorded excess tax benefits in the amount of $15.8 million within its provision for income taxes in the consolidated statements of income. During the years ended December 31, 2016 and 2015, excess tax benefits related to stock-based compensation of approximately $14.8 million and $11.2 million, respectively, were recorded directly to stockholders' equity. In 2017, the Company adopted ASU 2016-09 which requires excess tax benefits and tax deficiencies to be recorded in the income statement when an award vests or are settled. See Note 1 Summary of Business and Significant Accounting Policies.

Stock-based compensation expense related to stock options was $11.8 million and $9.8 million in 2017 and 2016.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	39.79%	42.63%	43.48%
Risk-free interest rate	1.86%	1.17%	1.56%
Expected term (in years)	4.74	4.87	4.74
Dividend yield	—%	—%	—%

Stock-based compensation expense is measured at the grant date based on the fair value of the award. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatility is determined using weighted-average volatility of peer publicly traded companies as well as the Company’s own historical volatility. The Company has increased weighting of its own historical data and intends to continue in future periods as that history grows over time. The risk-free interest rate is determined by using published zero coupon rates on treasury notes for each grant date given the expected term on the options. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has not paid cash dividends on its common stock. The Company estimates the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Stock-based compensation expense is recognized in the consolidated statements of income based on awards ultimately expected to vest, and is reduced for estimated pre-vest forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimate for pre-vest forfeitures is based on weighted average historical forfeiture rates.

(b) Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Plan. RSUs vest upon either performance-based, market-based or service-based criteria.

Performance-based RSUs vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant's performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified performance criteria.

Market-based performance RSUs are granted such that they vest upon the achievement of certain per share price targets of the Company’s common stock during a specified performance period. The fair market values of market-based performance RSUs are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated including the future daily stock price of the Company’s common stock over the specified performance period, the Company’s stock price volatility and risk-free interest rate. The amount of compensation expense is equal to the per share fair value calculated under the Monte Carlo simulation multiplied by the number of market-based performance RSUs granted, recognized over the specified performance period.

Generally, service-based RSUs vest over a four year period in equal annual installments commencing upon the first anniversary date of the grant date.

In the first quarter of 2017, 2016, and 2015, the Company granted a total of 343,000, 263,000, and 140,000, respectively, of performance-based RSUs to certain executive officers. Performance-based RSUs are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified three year performance period. Participants have the ability to receive a percentage of the targeted number of shares originally granted which is up to a maximum of 200%, for 2017 and 2016, and 150%, for 2015.

In the first quarter of 2017, the market-based performance RSUs vested at 50% of the target attainment because the Company’s common stock achieved a certain per share price, reported on the New York Stock Exchange (“NYSE”), for 20 consecutive trading days during the 36 month performance period ended April 7, 2017.

On April 5, 2018, the Company's Board of Directors concluded that the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. As a result, the previously issued financial statements for the aforementioned reporting periods are considered not issued. The Company updates the stock-based compensation expense based on the number of performance-based RSUs it expects to vest as of each period end. During the Non-Reliance Period, the expected achievement for performance-based RSUs granted in 2017 and 2016 was reassessed based on the restated financial statement resulting in their expected achievement percentage being reduced from 130% to 81% for 2016 grants and 56% for 2017 grants.

Stock-based compensation expense related to RSUs was $13.6 million, $16.8 million and $13.0 million in 2017, 2016 and 2015, respectively, and is presented in the consolidated statements of stockholders' equity. Total unrecorded stock-based compensation expense at December 31, 2017 associated with RSUs was $21.7 million, which is expected to be recognized over a weighted-average period of approximately 2 years years.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table summarizes information about RSUs issued to officers, directors, and employees under the 2010 Plan:

				Weighted-average grant date fair value
	Service-based RSUs	Performance-based RSUs	Market-based RSUs	Service-based RSUs	Performance-based RSUs	Market-based RSUs
	(shares in thousands)
Unvested at December 31, 2015	193	404	166	$41.89	$44.36	$49.38
Granted (1)	171	351	—	54.88	38.88	—
Vested (2)	(84)	(264)	—	39.62	24.68	—
Forfeitures	(23)	—	—	50.76	—	—
Unvested at December 31, 2016	257	491	166	$50.49	$51.03	$49.38
Granted (3)	193	379	—	67.50	71.02	—
Vested (4)	(110)	(124)	(83)	46.38	57.10	49.38
Forfeitures	(36)	(21)	(83)	60.53	58.57	49.38
Unvested at December 31, 2017	304	725	—	$61.61	$60.21	$—

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

(3)
Performance-based RSUs include additional shares granted as specified financial metrics for the performance-based RSUs, granted to certain executives in 2014, during the performance period of January 1, 2014 through December 31, 2016 were met, resulting in actual shares vesting at 141% of the target number of shares originally granted. The weighted average grant date fair value of these additional shares was $57.10. In addition, there are additional shares granted as specified financial metrics for the performance-based RSUs, which were granted to certain executives in February 2017.

(4)
Performance-based RSUs include approximately 123,750 shares vested from performance-based RSUs granted to certain executives in 2014 representing 141% of the target number of shares originally granted. Market-based performance RSUs totaling 83,000 shares were granted to certain executives. These shares represent 50% of the targeted number of shares originally granted in 2014.

(c) Employee Stock Purchase Plan

In May 2012, the Company established the 2012 Employee Stock Purchase Plan (“ESPP”) which is intended to qualify under Section 423 of the IRC.  The Company issued 48,443 common stock shares for which it received $2.7 million from employee contributions during 2017. At December 31, 2017, a total of 1,855,265 shares of the Company’s common stock are available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of:

•	500,000 shares of common stock;

•	1% of the outstanding shares of the Company’s common stock as of the last day of its immediately preceding fiscal year; or

•	such other amount as may be determined by the board of directors.

Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP has four consecutive offering periods of approximately three months in length during the year and the purchase price of the shares is 85% of the lower of the fair value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Stock-based compensation expense related to the ESPP was $0.6 million in each of 2017 and 2016.

(e) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan (“401(k) Plan”), a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the IRC. The Company, at its discretion, may match up to 40% of the first 6%

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $2.5 million, $1.8 million, and $1.3 million in 2017, 2016, and 2015, respectively.

Note 13.     Organizational Efficiency Plan

Starting in 2015, the Company initiated a plan to integrate ancillary operations and consolidated certain positions resulting in employee headcount reduction and facility closures. As a result, the Company incurred employee termination and other charges consisting of severance and other employee termination costs, facility closure costs and other operational costs. During the years ended December 31, 2017, 2016 and 2015, the Company incurred employee termination and other charges totaling $1.5 million, $1.1 million, and $1.9 million, respectively. The Company continually evaluates ways to improve business processes to ensure that its operations align with its strategy and vision for the future.

Changes in the Company’s accrued liabilities for workforce reduction costs are as follows (dollars in thousands):

Amount
Beginning balance as of December 31, 2014	$—
Employee termination and other charges	1,913
Releases	(1,730)
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	1,147
Releases	(1,330)
Ending balance as of December 31, 2016	$—
Employee termination and other charges	1,489
Releases	(1,489)
Ending balance as of December 31, 2017	$—

Note 14.     Income Taxes

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

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Current:
Federal	$(159)	$(13,290)	$(9,873)
State	(925)	(1,501)	(3,296)
	(1,084)	(14,791)	(13,169)
Deferred:
Federal	(8,389)	5,175	(2,902)
State	(110)	687	1,034
	(8,499)	5,862	(1,868)
Total provision for income taxes	$(9,583)	$(8,929)	$(15,037)

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Tax provision at U.S. statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	2	5
Permanent items - other	1	2	1
Research and development credits	(1)	(3)	(1)
Stock-based compensation	(22)	1	—
Other	(1)	(1)	—
Change in tax rate	1	—	—
Provision for tax	15%	36%	40%

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31, 2017	December 31, 2016 As Restated Note 2
Deferred tax assets:
Net operating loss carryforwards	$1,716	$1,439
Stock-based compensation	11,778	17,899
Research and development and other credits	6,961	5,528
Reserves	5,417	7,846
Intangible assets	947	1,672
Gross deferred tax assets	26,819	34,384
Deferred tax liabilities:
Property and equipment	(3,874)	(4,781)
Goodwill	(12,802)	(13,913)
Gross deferred tax liabilities	(16,676)	(18,694)

Net deferred tax assets	$10,143	$15,690

The income tax provision for the year ended December 31, 2017, includes a tax benefit of $15.8 million primarily due to the current year excess tax benefits on stock-based compensation pursuant to the adoption of ASU 2016-09.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act introduces tax reform that reduces the current corporate federal income tax rate from 35% to 21%, among other changes. The rate reduction is effective January 1, 2018. The Company has determined that the Tax Act requires a revaluation of its net deferred tax asset upon its enactment during the current quarter. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, like the Tax Act, deferred tax assets and liabilities are adjusted through income tax expense. As a result of the reduction in the federal corporate income tax rate, the Company has recorded a non-cash charge to income tax expense of $0.3 million related to the revaluation of its net deferred tax assets.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. The Company has concluded there was sufficient positive evidence at the end of 2017, 2016 and 2015 to continue to support the position that the Company does not need to maintain a valuation allowance on deferred tax

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

assets. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At December 31, 2017, unrecognized tax benefits were approximately $5.1 million, which would impact income tax expense if recognized. The Company does not anticipate that any adjustments would result in a material change to its financial position within the next twelve months. For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016 As Restated Note 2	2015
Balance, beginning of year	$4,765	$4,429	$4,109
Increase in tax positions for prior years	—	201	134
Increase in tax positions for current year	313	271	319
Other decreases	—	(136)	(133)
Balance, end of year	$5,078	$4,765	$4,429

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2002 through 2017 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2017, the Company has federal and state operating loss carryforwards of approximately $2.6 million and $17.0 million available to offset future regular and alternative minimum taxable income. The Company’s state net operating loss carryforward is on a post-apportionment basis. The Company’s state net operating loss carryforwards expire in the years 2018 through 2033.

In addition, the Company had federal and California and other state research and development credit carryforwards of approximately $7.8 million and $3.8 million, respectively. The federal research credit carryforwards expire beginning in the years 2030 through 2037, if not fully utilized. The California state research credit carries forward indefinitely and other states begin to expire in years 2036 through 2037. In addition, the Company has $0.1 million of state investment tax credits that will begin to expire in years 2018 through 2019, if not fully utilized.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Note 15.     Commitments and Contingencies

(a) Operating Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2028. Future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $10.1 million which is expected to be received through February 2023, are as follows (in thousands):

As of December 31, 2017
2018	$9,139
2019	9,522
2020	9,721
2021	9,689
2022	6,536
Thereafter	7,970
Total future minimum lease payments	$52,577

Rent expense was $7.6 million, $7.1 million, and $7.6 million for 2017, 2016 and 2015, respectively. Sublease income was $1.7 million and $0.7 million, for 2017 and 2016, respectively. No sublease income was recognized in 2015. As of December 31, 2017, the Company has $0.6 million in future minimum lease payments under capital leases.

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

There have been multiple discovery motions, as well as motion to dismiss the claim we filed on August 3, 2018 which has been fully briefed and is awaiting a decision by the CBCA.  The cases had been set for a hearing on the merits on April 24, 2019.  However, because of the recent partial Government shutdown, the trial date has been postponed and has been tentatively scheduled for mid-June 2019.  In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act, and has moved to dismiss part of our claim against OPM as a result.  As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.

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

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

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

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. However, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

Note 16.     Related Party

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

Note 17.     Selected Quarterly Financial Data (unaudited)

2016 Quarterly Data - Unaudited Consolidated Statements of Income

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

		As Restated
	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016
	(in thousands, except per share amounts)
Revenues:
Healthcare	$50,370	$45,615	$45,163	$53,959
Commuter	17,376	17,466	17,570	17,803
COBRA	15,406	17,207	18,302	22,850
Other	3,850	4,375	4,215	4,033
Total revenues	87,002	84,663	85,250	98,645
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	31,260	28,429	29,750	39,606
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	38,366	40,753	40,744	43,410
Amortization, impairment and change contingent consideration	7,445	15,364	6,647	7,719
Total operating expenses	77,071	84,546	77,141	90,735
Income from operations	9,931	117	8,109	7,910
Other, net	(323)	(851)	(387)	325
Income before income taxes	9,608	(734)	7,722	8,235
Income tax (provision) benefit	(3,812)	614	(2,492)	(3,239)
Net income / (loss)	$5,796	$(120)	$5,230	$4,996
Net income per share:
Basic	$0.16	$—	$0.14	$0.14
Diluted	$0.16	$—	$0.14	$0.13
Shares used in computing net income per share:
Basic	35,916	36,361	36,605	36,404
Diluted	36,529	36,361	37,454	37,210

As indicated above, the Company has restated its quarterly financial data for the second, third and fourth quarter of 2016. Concurrent with the filling of this 10-K, the Company has filed amended 10-Qs for the second and third quarter 2016.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's unaudited consolidated statement of income as previously reported, restatement adjustments and the unaudited consolidated statement of income as restated for the three months ended December 31, 2016 (in thousands):

	Three Months Ended December 31, 2016
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Revenues:
Healthcare	$55,979	$(2,020)	(a)	$53,959
Commuter	17,824	(21)	(b)	17,803
COBRA	23,291	(441)	(b)	22,850
Other	3,968	65	(b)	4,033
Total revenues	101,062	(2,417)		98,645
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	39,987	(381)	(c)	39,606
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	44,323	(913)	(d)	43,410
Amortization and change in contingent consideration	8,013	(294)	(e)	7,719
Total operating expenses	92,323	(1,588)		90,735
Income from operations	8,739	(829)		7,910
Other, net	390	(65)	(f)	325
Income before income taxes	9,129	(894)		8,235
Income tax provision	(3,467)	228	(g)	(3,239)
Net income	$5,662	$(666)		$4,996
Net income per share:
Basic	$0.15	$(0.01)		$0.14
Diluted	$0.15	$(0.02)		$0.13
Shares used in computing net income per share:
Basic	36,404			36,404
Diluted	37,210			37,210

(a)
Adjustments during the three months ended December 31, 2016 consists primarily of (i) a $1.0 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, (ii) $0.8 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses, and (iii) $0.2 million reversal of OPM revenue as discussed above,.

(b)	Revenue adjustment for the year ended December 31, 2016 related to the correction of billing errors and the recognition of invoices and credit memos in the correct reporting periods.

(c)
Adjustment primarily consists of $0.8 million reversal of cost of revenue due to netting of healthcare revenue against certain cost of revenue expenses, partially offset by (i) $0.3 million reserve for potentially uncollectible customer obligations for pass through employee participant reimbursement (ii) a $0.2 million reversal as a result of an uncollectible contractor prepayment.

(d)
Reduction related primarily to a $0.8 million reduction in stock based compensation expense as a result reduced target attainment percentages expected for performance-based restricted stock units (see above for details)

(e)	Adjustment in the three months ended December 31, 2016 consisted of the reversal of previously recorded amortization expense in the fourth quarter of 2016 of $0.3 million.

(f)	Adjustment related to accrued interest expense on unreported employee participant and employer clients unclaimed property.

(g)	Reduction in tax expense relates to the tax effect of the restatement adjustments noted above.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

2017 Quarterly Data

In lieu of filing quarterly reports on Form 10-Q for 2017, quarterly financial data for 2017 (as restated) is included in this Annual Report in the tables that follow. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

2017 Quarterly Data - Unaudited Consolidated Balance Sheets

	As restated
	March 31, 2017	June 30, 2017	September 30, 2017
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$610,427	$776,133	$799,579
Restricted cash	332	332	332
Short-term investments	—	—	94,087
Accounts receivable, net	154,985	149,823	159,489
Prepaid expenses and other current assets	15,403	32,330	19,627
Total current assets	781,147	958,618	1,073,114
Property and equipment, net	55,011	61,682	68,417
Goodwill	297,409	297,409	297,409
Acquired intangible assets, net	167,725	163,597	161,281
Deferred tax assets	18,779	18,779	18,803
Other assets	4,788	4,627	6,855
Total assets	$1,324,859	$1,504,712	$1,625,879
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$96,132	$101,052	$91,590
Customer obligations	551,005	565,914	687,462
Other current liabilities	440	493	512
Total current liabilities	647,577	667,459	779,564
Long-term debt, net of financing costs	246,395	244,621	244,791
Other non-current liabilities	9,458	10,098	9,444
Total liabilities	903,430	922,178	1,033,799
Stockholders' Equity:
Common stock, par value $0.001 per share	38	40	41
Additional paid-in capital	401,354	542,179	550,631
Treasury stock at cost	(14,374)	(14,374)	(22,309)
Accumulated other comprehensive income	—	—	(35)
Retained earnings	34,411	54,689	63,752
Total stockholders' equity	421,429	582,534	592,080
Total liabilities and stockholders' equity	$1,324,859	$1,504,712	$1,625,879

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

2017 Quarterly Data - Unaudited Consolidated Statements of income

	As Restated
	Three months ended March 31, 2017	Three months ended June 30, 2017	Six months ended June 30, 2017	Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended December 31, 2017	Twelve months ended December 31, 2017
	(in thousands, except per share amounts)
Revenues:
Healthcare	$74,674	$68,202	$142,876	$65,893	$208,769	$66,046	$274,815
Commuter	18,543	17,836	36,379	17,987	54,366	18,508	72,874
COBRA	28,550	27,018	55,568	26,897	82,465	$29,142	111,607
Other	4,270	4,076	8,346	4,069	12,415	4,384	16,799
Total revenues	126,037	117,132	243,169	114,846	358,015	118,080	476,095
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	48,088	43,319	91,407	39,031	130,438	43,223	173,661
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	45,581	48,619	94,200	50,365	144,565	49,547	194,112
Amortization, impairment and change contingent consideration	9,237	9,393	18,630	9,402	28,032	9,858	37,890
Total operating expenses	102,906	101,331	204,237	98,798	303,035	102,628	405,663
Income from operations	23,131	15,801	38,932	16,048	54,980	15,452	70,432
Other expenses, net	(1,590)	(1,680)	(3,270)	(1,749)	(5,019)	(1,443)	(6,462)
Income before income taxes	21,541	14,121	35,662	14,299	49,961	14,009	63,970
Income tax (provision) benefit	(5,484)	6,157	673	(5,236)	(4,563)	(5,020)	(9,583)
Net income	$16,057	$20,278	$36,335	$9,063	$45,398	$8,989	$54,387
Net income per share:
Basic	$0.43	$0.54	$0.98	$0.23	$1.19	$0.23	$1.41
Diluted	$0.42	$0.53	$0.94	$0.23	$1.16	$0.23	$1.38
Shares used in computing net income per share:
Basic	37,025	37,419	37,209	39,641	38,028	38,447	38,447
Diluted	38,441	38,613	38,514	40,264	39,106	39,415	39,415

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

2017 Quarterly Data - Unaudited Consolidated Statements of cash flows

	As restated
	Three months ended March 31, 2017	Six months ended June 30, 2017	Nine months ended September 30, 2017
	(in thousands except per share amounts)
Cash flows from operating activities:
Net income	$16,057	$36,335	$45,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,568	5,221	8,172
Amortization and change in contingent consideration	9,236	18,630	28,031
Amortization of debt issuance costs	47	125	294
Stock-based compensation expense	3,780	10,812	17,988
Loss on disposal of fixed assets	72	91	98
Provision for doubtful accounts	346	(141)	90
Deferred taxes	593	593	592
Other	—	—	(99)
Changes in operating assets and liabilities:
Accounts receivable	(61,918)	(56,269)	(66,166)
Prepaid expenses and other current assets	4,854	(12,073)	130
Other assets	3,017	809	(1,709)
Accounts payable and accrued expenses	23,194	27,792	15,533
Customer obligations	(57,375)	(42,466)	79,082
Other liabilities	1,738	2,242	1,683
Net cash (used in) provided by operating activities	(53,791)	(8,299)	129,117
Cash flows from investing activities:
Purchases of property and equipment	(5,576)	(17,534)	(28,489)
Purchases of short-term investments	—	—	(99,445)
Proceeds from sales of short-term investments	—	—	5,398
Purchases of intangible assets	(397)	(397)	(2,107)
Net cash used in investing activities	(5,973)	(17,931)	(124,643)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	—	131,177	130,832
Proceeds from exercise of common stock options	4,071	10,002	10,834
Proceeds from issuance of common stock under Employee Stock Purchase Plan	769	1,511	2,172
Payments of debt issuance costs	—	(1,852)	(1,851)
Payments of debt principal	(2,500)	(2,500)	(2,500)
Payments for treasury stock acquired	—	—	(7,935)
Payments of capital lease	(74)	(147)	(224)
Taxes paid related to net share settlement of stock-based compensation arrangements	(4,684)	(8,437)	(8,832)
Net cash (used in) provided by financing activities	(2,418)	129,754	122,496
Net (decrease) increase in cash and cash equivalents	(62,182)	103,524	126,970
Cash and cash equivalents at beginning of period	672,609	672,609	672,609
Cash and cash equivalents at end of period	$610,427	$776,133	$799,579

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Q1 2017 Operating Highlights

Highlights of our business and financial performance in Q1 2017 and key factors influencing our results include

•
Our revenue increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS

•
Our expense increase was primarily due to an increase in expenses to support the growth from the acquisition of ADP's CHSA and COBRA businesses, the clients transitioned under the channel partner agreement with Ceridian and to administer FSAFEDS

The following table presents the Company's unaudited consolidated balance sheet as previously reported, restatement adjustments and the unaudited consolidated balance sheet as restated as March 31, 2017 (in thousands):

	March 31, 2017
	As Previously Reported	Adjustments		As Restated
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$609,416	$1,011	(a)	$610,427
Restricted cash	332	—		332
Accounts receivable, net	135,459	19,526	(b)	154,985
Prepaid expenses and other current assets	16,721	(1,318)	(c)	15,403
Total current assets	761,928	19,219		781,147
Property and equipment, net	57,258	(2,247)	(d)	55,011
Goodwill	297,409	—		297,409
Acquired intangible assets, net	167,725	—		167,725
Deferred tax assets	16,539	2,240	(e)	18,779
Other assets	4,942	(154)	(f)	4,788
Total assets	$1,305,801	$19,058		$1,324,859
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$95,593	$539	(g)	$96,132
Customer obligations	525,040	25,965	(h)	551,005
Other current liabilities	196	244	(i)	440
Total current liabilities	620,829	26,748		647,577
Long-term debt, net of financing costs	246,395	—		246,395
Other non-current liabilities	10,916	(1,458)	(j)	9,458
Total liabilities	878,140	25,290		903,430
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 37,477 shares issued and 37,132 shares outstanding at March 31, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	38	—		38
Additional paid-in capital	411,696	(10,342)	(k)	401,354
Treasury stock at cost (345 shares at March 31, 2017 and December 31, 2016)	(14,374)	—		(14,374)
Retained earnings	30,301	4,110		34,411
Total stockholders' equity	427,661	(6,232)		421,429
Total liabilities and stockholders' equity	$1,305,801	$19,058		$1,324,859

(a)
Adjustment of $1.0 million relates to an increase to cash and cash equivalents to correct timing differences associated with obligation payments from employer clients and the receipt of cash in the Company's bank accounts. The offset resulted in a net reclassification to cash and cash equivalents from accounts receivable of $3.3 million, offset by a net reclassification to customer obligations from cash and cash equivalents of $2.3 million.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(b)
Adjustment relates to (i) a $26.7 million increase from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments (ii) partially offset by a $5.1 million reduction in accounts receivable from the restatement of OPM revenue, as discussed above, of which $6.3 million relates to the reduction of revenue and $1.2 million relates to the reduction of short-term and long-term deferred revenue, and (iii) a $2.1 million revenue adjustments primarily due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period,.

(c)	Adjustment of $1.3 million relates to change in income tax receivable as result of the impact of the restatement on restated taxable income.

(d)
Adjustment of $2.2 million relates to (i) a $3.7 million impairment charge for IDS, as discussed above, offset by the reversal of amortization expense of $0.9 million associated with IDS previously recorded during the year ended December 31, 2016 and the three months ended March 31, 2017 and (ii) $0.6 million for assets under capital lease obligations originally recognized incorrectly as operating leases, offset by the $0.1 million of depreciation expense on equipment purchased under capital lease obligations.

(e)	Adjustment relates to $2.2 million increase in deferred tax asset as result of the impact of the restatement adjustments noted in (a) through (k).

(f)	Adjustment for the write-off uncollectible deposit.

(g)
Adjustment primarily relates to a $0.7 million interest and penalties accrual for unreported employee participant and employer clients unclaimed property, $0.6 million related to customer cash refund related to billing errors offset partially by $0.8 million reduction in accounts payable from the restatement of OPM revenue as discussed and unrelated to billing errors.

(h)
Adjustment relates to (i) a $26.7 million increase for the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, (ii) a $1.1 million increase related to OPM reclassification, and (iii) $1.7 million related to the re-valuation and write-off of customer obligations, partially offset by a $3.6 million reduction due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts which resulted in a reclassification from customer obligations to cash and cash equivalents.

(i)	Adjustment relates primarily to $0.2 million increase to record the current portion of capital lease obligations originally recognized incorrectly as operating lease obligations.

(j)
Adjustment to record $0.3 million increase related to the non-current portion of capital lease obligations originally recognized incorrectly as operating lease obligations, offset by $1.8 million decrease related to OPM deferred revenue.

(k)
Adjustment of $10.3 million relates to a $3.3 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units and a $7.1 million tax provision adjustment related to the restatement.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's unaudited consolidated statement of income as previously reported, restatement adjustments and the unaudited consolidated statement of income as restated for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Revenues:
Healthcare	$73,996	$678		$74,674
Commuter	18,352	191		18,543
COBRA	28,297	253		28,550
Other	4,362	(92)		4,270
Total revenues	125,007	1,030	(l)	126,037
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	47,204	884	(m)	48,088
Technology and development	15,339	(68)	(n)	15,271
Sales and marketing	16,061	18	(o)	16,079
General and administrative	20,565	(7,065)	(p)	13,500
Amortization and change in contingent consideration	9,533	(296)	(q)	9,237
Employee termination and other charges	731	—		731
Total operating expenses	109,433	(6,527)		102,906
Income from operations	15,574	7,557		23,131
Other income (expense):
Interest income	67	—		67
Interest expense	(1,365)	(71)	(r)	(1,436)
Other income (expense)	(216)	(5)	(s)	(221)
Income before income taxes	14,060	7,481		21,541
Income tax provision	(2,962)	(2,522)	(t)	(5,484)
Net income	$11,098	$4,959		$16,057
Net income per share:
Basic	$0.30	$0.13		$0.43
Diluted	$0.29	$0.13		$0.42
Shares used in computing net income per share:
Basic	37,025			37,025
Diluted	38,441			38,441

(l)
Revenue adjustment of $1.0 million for the three months ended March 31, 2017 was primarily due to (i) an increase of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and (ii) partially offset by adjustments for OPM revenue.

(m)
Adjustment of $0.9 million primarily related to (i) a $0.6 million expense increase as a result of the adjustment of platform technology related expenses; (ii) a $0.2 million expense increase related to recognition of expenses in the proper reporting period; and (iii) a $0.1 million increase in the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement.

(n)	Adjustment relates primarily to a reduction related to the over-accrual of platform technology related expenses.

(o)	Adjustment primarily relates to changes in accruals for sales commissions and corporate bonus expenses.

(p)
Adjustment of $7.1 million relating to (i) a $2.8 million reduction in bad debt expense related the re-valuation of the allowance for doubtful accounts; (ii) a $4.2 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details); and (iii) a $0.1 million expense reduction related recognition of expenses in the proper reporting period.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(q)
Adjustment primarily relates to the reversal of amortization expense previously recorded in connection with the Internally Developed Software related to KP Connector that was impaired by the Company in 2016.

(r)	Adjustment primarily relates to interest expense on unreported employee participant and employer clients unclaimed property.

(s)	Adjustment to accrued penalties on unreported employee participant and employer clients unclaimed property.

(t)	Adjustment of $2.5 million relates to an increase in the quarterly tax provision as a result of the impact of the restatement adjustments in (l) through (s).

The following table presents the Company's unaudited consolidated statement of cash flows as previously reported, restatement adjustments and the unaudited consolidated statement of cash flows as restated as of the three months ended March 31, 2017 (in thousands):

Footnote references below refer to footnotes (a) through (t) in the Balance Sheet and Statement of Income tables as at and for the three months ended March 31, 2017 above.

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Cash flows from operating activities:
Net income	$11,098	$4,959	(l) to (t)	$16,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,491	77	(d)	2,568
Amortization and change in contingent consideration	9,533	(297)	(q)	9,236
Amortization of debt issuance costs	—	47	(r)	47
Stock-based compensation expense	7,969	(4,189)	(p)	3,780
Loss on disposal of fixed assets	72	—		72
Provision for doubtful accounts	2,395	(2,049)	(p)	346
Deferred taxes	—	593	(e)	593
Changes in operating assets and liabilities:		—
Accounts receivable	(44,966)	(16,952)	(b)	(61,918)
Prepaid expenses and other current assets	5,360	(506)	(c)	4,854
Other assets	358	2,659	(f)	3,017
Accounts payable and accrued expenses	22,366	828	(g)	23,194
Customer obligations	(78,802)	21,427	(h)	(57,375)
Other liabilities	1,559	179	(i)	1,738
Net cash provided by operating activities	(60,567)	6,776		(53,791)
Cash flows from investing activities:
Purchases of property and equipment	(5,576)	—		(5,576)
Purchases of intangible assets	(397)	—		(397)
Net cash used in investing activities	(5,973)	—		(5,973)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,071	—		4,071
Proceeds from issuance of common stock under Employee Stock Purchase Plan	769	—		769
Payments of debt principal	(2,500)	—		(2,500)
Payments of capital lease	—	(74)	(d)	(74)
Taxes paid related to net share settlement of stock-based compensation arrangements	(4,684)	—		(4,684)
Net cash used in financing activities	(2,344)	(74)		(2,418)
Net increase in cash and cash equivalents	(68,884)	6,702		(62,182)
Cash and cash equivalents at beginning of period	678,300	(5,691)		672,609
Cash and cash equivalents at end of period	$609,416	$1,011		$610,427

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Q2 2017 Operating Highlights

Highlights of our business and financial performance in Q2 2017 and key factors influencing our results include

•
Our revenue increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS

•
Our expense increase was primarily due to an increase in expenses to support the growth from the acquisition of ADP's CHSA and COBRA businesses, the clients transitioned under the channel partner agreement with Ceridian and to administer FSAFEDS

The following table presents the Company's unaudited consolidated balance sheet as previously reported, restatement adjustments and the unaudited consolidated balance sheet as restated as June 30, 2017 (in thousands):

	June 30, 2017
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$774,766	$1,367	(a)	$776,133
Restricted cash	332	—		332
Accounts receivable, net	119,102	30,721	(b)	149,823
Prepaid expenses and other current assets	34,338	(2,008)	(c)	32,330
Total current assets	928,538	30,080		958,618
Property and equipment, net	63,446	(1,764)	(d)	61,682
Goodwill	297,409	—		297,409
Acquired intangible assets, net	163,597	—		163,597
Deferred tax assets	16,539	2,240	(e)	18,779
Other assets	4,781	(154)	(f)	4,627
Total assets	$1,474,310	$30,402		$1,504,712
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$101,669	$(617)	(g)	$101,052
Customer obligations	528,114	37,800	(h)	565,914
Other current liabilities	198	295	(i)	493
Total current liabilities	629,981	37,478		667,459
Long-term debt	244,621	—		244,621
Other non-current liabilities	10,093	5		10,098
Total liabilities	884,695	37,483		922,178
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 40,039 shares issued and 39,694 shares outstanding at June 30, 2017 and 37,247 issued and 36,902 shares outstanding at December 31, 2016)	40	—		40
Additional paid-in capital	554,543	(12,364)	(j)	542,179
Treasury stock at cost (345 shares at June 30, 2017 and at December 31, 2016)	(14,374)	—		(14,374)
Retained earnings	49,406	5,283		54,689
Total stockholders' equity	589,615	(7,081)		582,534
Total liabilities and stockholders' equity	$1,474,310	$30,402		$1,504,712

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(a)
Adjustment of $1.4 million relates to an increase to cash and cash equivalents to correct timing differences associated with obligation payments from employer clients and the receipt of cash in the Company's bank accounts. The offset resulted in a net reclassification to cash and cash equivalents from customer obligations of $4.6 million and a reduction to accounts receivable of $6.0 million, respectively.

(b)
Adjustment relates to (i) a $40.8 million increase from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments, (ii) a $5.0 million decrease primarily due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period and a $5.1 million reduction in accounts receivable from the restatement of OPM revenue as discussed above.

(c)	Adjustment of $2.0 million relates to change in income tax receivable as result of restated taxable income.

(d)
Adjustment of $1.8 million relates to (i) the impairment charge for IDS of $3.7 million, as discussed above, offset by the reversal of accumulated depreciation of $1.2 million associated with IDS previously recorded during the year ended December 31, 2016 and (ii) $0.8 million for equipment originally recognized incorrectly as operating leases purchased under capital lease obligations, offset by recognizing $0.1 million of capital lease depreciation..

(e)	Adjustment relates to $2.2 million increase in deferred tax asset due to restated taxable income.

(f)	Adjustment to write-off uncollectible deposit

(g)
Adjustment of $0.6 million relates to (i) a $0.6 million reduction as result of the OPM restatement, as discussed above, a $0.8 million decrease due to billing corrections or adjustments to report in proper period; (ii) partially offset by $0.8 million accruals related to interest and penalties for unreported employee participant and employer clients unclaimed property.

(h)
Adjustment of $37.8 million relate to (i) a $40.8 million increase for the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, (ii) a $1.3 million increase due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from customer obligations to cash and cash equivalents (iii) a $4.3 million decrease related to the re-valuation and write-off of customer obligations.

(i)	Adjustment to record the current portion of capital lease obligations originally recognized incorrectly as operating leases.

(j)
Adjustment of $12.4 million relates to a $9.3 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units and a $3.1 million tax provision adjustment related to the restatement.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's unaudited consolidated income statement as previously reported, restatement adjustments and the unaudited consolidated statement of income statement as restated for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Revenues:
Healthcare	$69,988	$(1,786)	(k)	$68,202	$143,984	$(1,108)	(k)	$142,876
Commuter	18,058	(222)	(m)	17,836	36,410	(31)	(m)	36,379
COBRA	27,744	(726)	(l)	27,018	56,041	(473)	(l)	55,568
Other	4,084	(8)	(m)	4,076	8,446	(100)	(m)	8,346
Total revenues	119,874	(2,742)		117,132	244,881	(1,712)		243,169
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	43,401	(82)	(n)	43,319	90,605	802	(n)	91,407
Technology and development	14,564	(49)	(o)	14,515	29,903	(117)	(o)	29,786
Sales and marketing	14,782	(54)	(p)	14,728	30,843	(36)	(p)	30,807
General and administrative	22,625	(4,166)	(q)	18,459	43,190	(11,231)	(q)	31,959
Amortization and change in contingent consideration	9,689	(296)	(r)	9,393	19,222	(592)	(r)	18,630
Employee termination and other charges	917	—		917	1,648	—		1,648
Total operating expenses	105,978	(4,647)		101,331	215,411	(11,174)		204,237
Income from operations	13,896	1,905		15,801	29,470	9,462		38,932
Other income (expense):
Interest income	95	—		95	162	—		162
Interest expense	(1,695)	(71)	(s)	(1,766)	(3,060)	(142)	(s)	(3,202)
Other income (expense)	(5)	(4)		(9)	(221)	(9)		(230)
Income before income taxes	12,291	1,830		14,121	26,351	9,311		35,662
Income tax benefit	6,813	(656)	(t)	6,157	3,851	(3,178)	(t)	673
Net income	$19,104	$1,174		$20,278	$30,202	$6,133		$36,335
Net income per share:
Basic	$0.51	$0.03		$0.54	$0.81	$0.17		$0.98
Diluted	$0.49	0.04		$0.53	$0.78	$0.16		$0.94
Shares used in computing net income per share:
Basic	37,419			37,419	37,209			37,209
Diluted	38,613			38,613	38,514			38,514

(k)
Revenue adjustment of $1.8 million for the three months ended June 30, 2017 was primarily due to (i) a $1.2 million reversal of ADP revenue, (ii) a $0.4 million reduction of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and (iii) a $0.2 million adjustment related to OPM revenue. Revenue adjustment of $1.1 million for the six months ended June 30, 2017 was primarily due to (i) a $0.6 million reversal of ADP revenue, (ii) a $0.3 million adjustment related to OPM revenue, and (iii) a change of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.

(l)
Revenue adjustment of $0.7 million for the three months ended June 30, 2017 was primarily due to (i) a $0.4 million reversal of ADP revenue and (ii) a $0.3 million reduction of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period. Revenue adjustment of $0.5 million for the six months ended June 30, 2017 was a result of (i) a $0.3 million correction of billing errors and the

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

recognition of invoices and related invoice adjustments in the proper reporting period and (ii) $0.2 million reversal of ADP revenue.

(m)	Revenue adjustments primarily as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.

(n)
Adjustment for the three months ended June 30, 2017 primarily related to adjustments related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement. Adjustment of $0.8 million for the six months ended June 30, 2017 primarily related to (i) an adjustment of $0.6 million as a result of under-accrual of platform technology related expenses and (ii) an adjustment of $0.2 million related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement.

(o)
Adjustment for the three and six months ended June 30, 2017 was primarily related to stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details).

(p)
Adjustment for the three and six months ended June 30, 2017 were primarily related to reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details).

(q)
Adjustment of $4.2 million for the three months ended June 30, 2017 was principally related to (i) the reversal of $2.3 million for re-valuation of the allowance for bad debt and (ii) a $1.5 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details). Adjustment of $11.2 million for the six months ended June 30, 2017 primarily related to (i) a $5.8 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details); (ii) the reversal of $5.0 million for the re-valuation of the allowance for bad debt; and (iii) a $0.1 million expense reduction related recognition of expenses in the proper reporting period.

(r)
Adjustments of $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, relate to the reduction in amortization expense previously recorded in connection with the IDS related to KP Connector that was impaired by the Company in 2016.

(s)	Adjustment for the three and six months ended June 30, 2017 was due to accrued interest expense on unreported employee participant and employer clients unclaimed property.

(t)	Adjustments of $0.7 million and $3.2 million for the three and six months ended June 30, 2017, respectively, are as a result of the impact of the restatement adjustments in (k) through (s).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's unaudited consolidated statement of cash flows as previously reported, restatement adjustments and the unaudited consolidated statement of cash flows as restated as of the six months ended June 30, 2017 (in thousands):

Footnote references below refer to footnotes (a) through (t) in the Balance Sheet and Statement of Income tables as at and for the three and six months ended June 30, 2017 above.

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Cash flows from operating activities:
Net income	$30,202	$6,133	(k) - (t)	$36,335
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,069	152	(d)	5,221
Amortization and change in contingent consideration	19,222	(592)	(r)	18,630
Amortization of debt issuance costs	171	(46)	(s)	125
Stock-based compensation expense	17,024	(6,212)	(q)	10,812
Loss on disposal of fixed assets	91	—		91
Provision for doubtful accounts	4,891	(5,032)	(q)	(141)
Deferred taxes	—	593	(e)	593
Changes in operating assets and liabilities:		—
Accounts receivable	(31,105)	(25,164)	(b)	(56,269)
Prepaid expenses and other current assets	(14,626)	2,553	(c)	(12,073)
Other assets	520	289	(f)	809
Accounts payable and accrued expenses	28,120	(328)	(g)	27,792
Customer obligations	(75,728)	33,262	(h)	(42,466)
Other liabilities	691	1,551	(i)	2,242
Net cash used in operating activities	(15,458)	7,159		(8,299)
Cash flows from investing activities:
Purchases of property and equipment	(17,534)	—		(17,534)
Purchases of intangible assets	(397)	—		(397)
Net cash used in investing activities	(17,931)	—		(17,931)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	131,177	—		131,177
Proceeds from exercise of common stock options	10,002	—		10,002
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,511	—		1,511
Payments of debt issuance costs	(1,898)	46	(q)	(1,852)
Payments of debt principal	(2,500)	—		(2,500)
Payments of capital lease obligation	—	(147)	(d)	(147)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,437)	—		(8,437)
Net cash provided by financing activities	129,855	(101)		129,754
Net increase in cash and cash equivalents	96,466	7,058		103,524
Cash and cash equivalents at beginning of period	678,300	(5,691)		672,609
Cash and cash equivalents at end of period	$774,766	$1,367		$776,133

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

Q3 2017 Operating Highlights

Highlights of our business and financial performance in Q3 2017 and key factors influencing our results include

•
Our revenue increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS

•
Our expense increase was primarily due to an increase in expenses to support the growth from the acquisition of ADP's CHSA and COBRA businesses, the clients transitioned under the channel partner agreement with Ceridian and to administer FSAFEDS

•	The company repurchased 134,900 shares of its common stock at an average purchase price of $58.52 per share

The following table presents the Company's unaudited consolidated balance sheet as previously reported, restatement adjustments and the unaudited consolidated balance sheet as restated as September 30, 2017 (in thousands):

	September 30, 2017
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$798,266	$1,313	(a)	$799,579
Restricted cash	332	—		332
Short-term investments	94,087	—		94,087
Accounts receivable, net	183,237	(23,748)	(b)	159,489
Prepaid expenses and other current assets	21,410	(1,783)	(c)	19,627
Total current assets	1,097,332	(24,218)		1,073,114
Property and equipment, net	69,963	(1,546)	(d)	68,417
Goodwill	297,409	—		297,409
Acquired intangible assets, net	161,281	—		161,281
Deferred tax assets	16,562	2,241	(e)	18,803
Other assets	7,009	(154)	(f)	6,855
Total assets	$1,649,556	$(23,677)		$1,625,879
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$90,961	$629	(g)	$91,590
Customer obligations	702,432	(14,970)	(h)	687,462
Other current liabilities	223	289	(i)	512
Total current liabilities	793,616	(14,052)		779,564
Long-term debt	244,791	—		244,791
Other non-current liabilities	10,468	(1,024)	(j)	9,444
Total liabilities	1,048,875	(15,076)		1,033,799
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,095 shares issued and 39,616 shares outstanding at September 30, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	41	—		41
Additional paid-in capital	563,893	(13,262)	(k)	550,631
Treasury stock at cost (480 shares at September 30, 2017 and 345 shares at December 31, 2016)	(22,309)	—		(22,309)
Accumulated other comprehensive loss	(35)	—		(35)
Retained earnings	59,091	4,661		63,752
Total stockholders' equity	600,681	(8,601)		592,080
Total liabilities and stockholders' equity	$1,649,556	$(23,677)		$1,625,879

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

(a)
Adjustment of $1.3 million relates to an increase to cash and cash equivalents to correct timing differences associated with obligation payments from employer clients and the receipt of cash in the Company's bank accounts, resulting in a reclassification of $0.6 million from cash and cash equivalents to customer obligations and from accounts receivable to cash and cash equivalents of $2.0 million.

(b)
Adjustment relates to (i) a $15.6 million reduction from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments; (ii) a $3.0 million reduction in accounts receivable due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period; and (iii) a $5.1 million reduction in accounts receivable from the restatement of OPM revenue (as discussed above), of which $4.1 million relates to the reduction of revenue and $1.0 million relates to the reduction of short-term and long-term deferred revenue.

(c)	Adjustment of $1.8 million relates to change in income tax receivable as result of restated taxable income.

(d)
Adjustment of $1.5 million relates to (i) the impairment charge for IDS of $3.7 million, as discussed above, offset by the reversal of accumulated depreciation of $1.5 million associated with IDS previously recorded during the year ended December 31, 2016 and (ii) $0.8 million for equipment originally recognized incorrectly as operating leases purchased under capital lease obligations, offset by recognizing $0.2 million of capital lease depreciation.

(e)	Adjustment relates to $2.2 million increase in deferred tax asset due to restated taxable income.

(f)	Adjustment to write-off uncollectible deposit

(g)
Adjustment primarily relates to $0.8 million accrual related to interest and penalties for unreported employee participant and employer clients unclaimed property, offset by a $0.2 million reduction related to customer related billing errors.

(h)
Adjustment primarily relates to (i) a $15.6 million reduction for the reclassification of customer obligations from Accounts Receivable based on the correction of the timing of employer client billings and payments, partially offset by a $0.6 million increase due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from customer obligations to cash and cash equivalents.

(i)	Adjustment to record the current portion of capital lease obligations originally recognized incorrectly as operating leases.

(j)
Adjustment of $1.0 million relates to the reduction of long-term deferred revenue of $1.4 million in connection with the Company's OPM restatement as noted above, partially offset by an increase of $0.3 million related to the long-term portion of capital lease obligations originally reported incorrectly as operating leases.

(k)
Adjustment of $13.3 million relates to a $10.2 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units and a $3.1 million tax provision modification related to the restatement.

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's unaudited consolidated income statement as previously reported, restatement adjustments and the unaudited consolidated statement of income statement as restated for the three and nine months ended September 30, 2017 (in thousands, except per share amounts):

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Revenues:
Healthcare	$66,203	$(310)	(l)	$65,893	$210,187	$(1,418)	(l)	$208,769
Commuter	17,966	21	(n)	17,987	54,376	(10)	(n)	54,366
COBRA	27,540	(643)	(m)	26,897	83,581	(1,116)	(m)	82,465
Other	4,037	32	(n)	4,069	12,483	(68)	(n)	12,415
Total revenues	115,746	(900)		114,846	360,627	(2,612)		358,015
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	38,805	226	(o)	39,031	129,410	1,028	(o)	130,438
Technology and development	13,949	(17)	(p)	13,932	43,852	(134)	(p)	43,718
Sales and marketing	16,401	(16)	(q)	16,385	47,244	(52)	(q)	47,192
General and administrative	20,220	(24)	(r)	20,196	63,410	(11,255)	(r)	52,155
Amortization and change in contingent consideration	9,698	(296)	(s)	9,402	28,920	(888)	(s)	28,032
Employee termination and other charges	(148)	—		(148)	1,500	—		1,500
Total operating expenses	98,925	(127)		98,798	314,336	(11,301)		303,035
Income from operations	16,821	(773)		16,048	46,291	8,689		54,980
Other income (expense):
Interest income	340	—		340	502	—		502
Interest expense	(1,987)	(72)	(t)	(2,059)	(5,047)	(214)	(t)	(5,261)
Other income (expense)	(25)	(5)		(30)	(246)	(14)		(260)
Income before income taxes	15,149	(850)		14,299	41,500	8,461		49,961
Income tax provision	(5,464)	228	(u)	(5,236)	(1,613)	(2,950)	(u)	(4,563)
Net income	$9,685	$(622)		$9,063	$39,887	$5,511		$45,398
Net income per share:
Basic	$0.24			$0.23	$1.05			$1.19
Diluted	$0.24			$0.23	$1.02			$1.16
Shares used in computing net income per share:
Basic	39,641			39,641	38,028			38,028
Diluted	40,264			40,264	39,106			39,106

(l)
Revenue adjustment of $0.3 million for the three months ended September 30, 2017 was primarily due reduction of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period. Revenue adjustment of $1.4 million for the nine months ended September 30, 2017 was primarily due to (i) a $0.6 million reversal of ADP revenue, (ii) a $0.5 million adjustment of revenue related to OPM, and (iii) a $0.3 million increase of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.

(m)
Revenue adjustment of $0.6 million for the three months ended September 30, 2017 was primarily due to (i) a $0.5 million reversal of ADP revenue and (ii) a $0.1 million reduction of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period. Revenue adjustment of $1.1 million for the nine months ended September 30, 2017 was a result of (i) a $0.7 million reversal of

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

ADP revenue and (ii) a $0.4 million correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.

(n)	Revenue adjustments primarily as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.

(o)
Adjustment of $0.2 million for the three months ended September 30, 2017 related to an adjustment to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement. Adjustment of $1.0 million for the nine months ended September 30, 2017 primarily related to (i) adjustment of $0.6 million as a result of under-accrual of platform technology related expenses and (ii) adjustment of $0.4 million related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement.

(p)
Adjustment for the three and nine months ended September 30, 2017 was primarily related to stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details).

(q)
Adjustment for the three and nine months ended September 30, 2017 was primarily related to reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details).

(r)
Adjustment for the three months ended September 30, 2017 was principally related to (i) reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details) partially offset by additional reserve of potentially uncollectible customer account related to the re-valuation of the allowance for bad debt. Adjustment of $11.3 million for the nine months ended September 30, 2017 primarily related to (i) a $6.6 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units as discussed above, (ii) a $4.2 million reduction for the re-valuation of the allowance for bad debt, and (iii) a reduction of $0.1 million of expenses recorded in the proper period.

(s)
Adjustments for the three and nine months ended September 30, 2017 relate to the reduction in amortization expense previously recorded in connection with the IDS related to KP Connector that was impaired by the Company in 2016.

(t)	Adjustments for the three and nine months ended September 30, 2017 are due to accrued interest expense on unreported employee participant and employer clients unclaimed property.

(u)	Adjustments for the three and nine months ended September 30, 2017 are as a result of the impact of the restatement adjustments in (l) through (t).

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

The following table presents the Company's unaudited consolidated statement of cash flows as previously reported, restatement adjustments and the unaudited consolidated statement of cash flows as restated as of the nine months ended September 30, 2017 (in thousands):

Footnote references below refer to footnotes (a) through (t) in the Balance Sheet and Statement of Income tables as at and for the three and nine months ended September 30, 2017 above.

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Cash flows from operating activities:
Net income	$39,887	$5,511	(l) - (u)	$45,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,941	231	(d)	8,172
Amortization and change in contingent consideration	28,920	(889)	(s)	28,031
Amortization of debt issuance costs	294	—		294
Stock-based compensation expense	25,096	(7,108)	(r)	17,988
Loss on disposal of fixed assets	98	—		98
Provision for doubtful accounts	4,299	(4,209)	(r)	90
Deferred taxes	—	592	(e)	592
Other	(99)	—		(99)
Changes in operating assets and liabilities:
Accounts receivable	(94,648)	28,482	(b)	(66,166)
Prepaid expenses and other current assets	(2,488)	2,618	(c)	130
Other assets	(1,709)	—		(1,709)
Accounts payable and accrued expenses	14,615	918	(g)	15,533
Customer obligations	98,590	(19,508)	(h)	79,082
Other liabilities	1,093	590	(i)	1,683
Net cash provided by operating activities	121,889	7,228		129,117
Cash flows from investing activities:
Purchases of property and equipment	(28,489)	—		(28,489)
Purchases of short-term investments	(99,445)	—		(99,445)
Proceeds from sales of short-term investments	5,398	—		5,398
Purchases of intangible assets	(2,107)	—		(2,107)
Net cash used in investing activities	(124,643)	—		(124,643)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	130,832	—		130,832
Proceeds from exercise of common stock options	10,834	—		10,834
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,172	—		2,172
Payments of loan origination fee	(1,851)	—		(1,851)
Payments of debt principal	(2,500)	—		(2,500)
Payments for treasury stock acquired	(7,935)	—		(7,935)
Payment of capital lease obligations	—	(224)	(d)	(224)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,832)	—		(8,832)
Net cash provided by financing activities	122,720	(224)		122,496
Net increase in cash and cash equivalents	119,966	7,004		126,970
Cash and cash equivalents at beginning of period	678,300	(5,691)		672,609
Cash and cash equivalents at end of period	$798,266	$1,313		$799,579

Note 18.     Subsequent Events

WAGEWORKS, INC.

Notes to Consolidated Financial Statements

At the beginning of the second quarter of 2018, and in conjunction with the Company’s announcement of its intention to restate its financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017, the Company announced certain changes to its management team, effective April 5, 2018, including:

•	Mr. Joseph L. Jackson resigning from his position as Chief Executive Officer, and being appointed Executive Chairman of the Company.

•	Mr. Edgar O. Montes being appointed President and Chief Executive Officer, and being appointed to serve as a member of the Board.

•
Mr. Colm M. Callan resigning from his position as Chief Financial Officer, and continuing his employment with the Company to effect a seamless transition to the incoming interim chief financial officer, followed by the termination of his employment on July 4, 2018.

•
Ms. Kimberly L. Wilford resigning from her position as Senior Vice President, General Counsel and Corporate Secretary of the Company, and continuing her employment with the Company to effect a seamless transition, followed by the termination of her employment on July 4, 2018.

The transition arrangements are described in the Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2018.
Mr. Jackson resigned from his position as Executive Chairman of the Company effective September 6, 2018.  Mr. Jackson executed a release of claims with the Company as part of his resignation providing him with certain compensation and benefits, as described in the Form 8-K filed with the U.S. Securities and Exchange Commission on September 12, 2018.

On October 15, 2018, Mr. Ismail Dawood was appointed Chief Financial Officer of the Company after previously serving as the Interim Chief Financial Officer and principal financial officer since April 9, 2018, and on January 14, 2019, Mr. John G. Saia joined the Company as Senior Vice President, General Counsel and Corporate Secretary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 6, 2018 and described elsewhere in this Annual Report on Form 10-K, the Company terminated its engagement of KPMG LLP as the Company’s independent registered public accounting firm on October 31, 2018. The Company’s decision to change its independent registered public accounting firm was driven by a desire to accelerate the audit process.

Item 9A. Controls and Procedures

Audit Committee Investigation

As reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 10, 2018 and described elsewhere in this Annual Report on Form 10-K, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) completed and made findings with respect to the investigation that was previously disclosed on April 5, 2018.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with the generally accepted accounting principles in the United States of America ("GAAP"). Management’s belief is based on a number of factors, including, but not limited to:

a.
the completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants and experts) to respond to the findings and the resulting restatement of certain of our previously issued financial statements; the Audit Committee engaged independent professionals to assist its investigation throughout the process and, the Audit Committee has concluded its investigation;

b.
our internal review that identified certain accounting errors and control deficiencies, leading to the restatement of certain of our previously issued financial statements for the quarterly periods ended June 30, 2016, September 30, 2016, financial year ended December 31,2016, and the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017;

c.
based on the efforts in (a) and (b) above, we have updated, and in some cases corrected, our accounting policies and have applied these to our previously issued financial results and to our fiscal year 2016 and 2017 financial results; and

d.	certain remediation actions we have undertaken to address the identified material weaknesses, as discussed below.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of that evaluation, which included information identified during the Audit Committee investigation and the work undertaken by management and the Company's advisors, management has concluded that our internal control over financial reporting as of December 31, 2017 was not effective due to the existence of the following material weaknesses in internal control over financial reporting described below.
Control Environment, Risk Assessment, Control Activities and Monitoring
Based on the investigations conducted under the direction of the Audit Committee of the Board, it was concluded that there was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. Management’s failure to timely communicate all pertinent information resulted in an environment which led to an error in the financial statements during the years ended December 31, 2017 and December 31, 2016 and the related interim periods within those years.

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

These deficiencies in our internal control over financial reporting contributed to the following identified material weaknesses:

A.	Accounting Close and Financial Reporting

We had inadequate or ineffective tone at the top and process level and monitoring controls in the area of accounting close and financial reporting specifically, but not exclusively, around the review of account reconciliations, account, account estimates and related cut-off, and monitoring of the accounting close cycle and some areas of related sub-processes such as equity. We also did not have effective business processes and controls to conduct an effective review of manual data feeds into journal entries for divisions with were not integrated with the main Enterprise Resource Planning system.

We did not have robust, established and documented accounting policies that were implemented effectively, which led to adjustments in areas such as, but not exclusive to Impairment of Internally Developed Software ("IDS") and Unclaimed Liability. As a result of these adjustments the accounts related to amortization of IDS, Fixed Assets and operating expenses as they relate to interest and penalties were impacted.

We also did not have a robust process around managing change and corresponding assessment and implementation of accounting policies. This resulted in a reevaluation of the Accounts Receivable and Customer Obligation Offset Policy of the organization for the financial year 2017. Furthermore, it also resulted in the delayed assessment and design of controls for the timely implementation of controls around ASC 606 for Revenue Recognition which is effective January 2018. These gaps resulted in several adjustments in the financial statement as of the end of the period covered by this report.

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

We did not maintain an effective risk assessment and monitoring process to manage the expansion of our existing business. Hence, there were inadequate and ineffective business and financial reporting control activities associated with change and growth in the business. Amongst other areas, the assessment of the control environment and the design of manual controls around financial system implementations, such as NetSuite, was not performed adequately in 2017.

As a result, the Company did not properly estimate and record certain transactions which resulted in errors in the consolidated financial statements as of the end of the periods covered by this report

D.	Review of New, Unusual or Significant Transactions and Contracts

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

In addition to the material weaknesses noted above, management identified several significant deficiencies and deficiencies. These deficiencies relate to several areas that are partially rooted in the weaknesses in the internal control environment documented above.

Our independent registered public accounting firm, BDO USA, LLP, which audited the consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. BDO USA, LLP's report appears under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Remediation Plan and Status for Reported Material Weaknesses

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP and the 2013 COSO framework.

To address the material weaknesses in our internal control over financial reporting, in addition to the specific remediations noted under each sub-section, the Company has and is in the process of taking the following measures:

•
The Company has undergone a leadership transition, and we have a new Chief Executive Officer, Chief Financial Officer and General Counsel. Clear lines of responsibilities have been drawn in new roles to ensure effective controls.

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

To address the material weakness in the Contract to Cash Process (Material Weakness B., noted above), the Company has taken the following measures:

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by COSO on Internal Control - Integrated Framework (2013).  Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers
The following table sets forth the name, age and position of each of our executive officers as of December 31, 2017.

Name	Age	Position
Joseph L. Jackson	57	Chairman of the Board and Chief Executive Officer
Edgar O. Montes	57	President and Chief Operating Officer
Colm M. Callan	48	Chief Financial Officer
Kimberly L. Wilford	49	Senior Vice President, General Counsel, and Corporate Secretary
Colm M. Callan has served as our Chief Financial Officer since September 2014. Prior to joining us, Mr. Callan served as Chief Financial Officer of the Product and Technology division of PayPal, an eBay Inc. company, comprised of more than 4,000 people and $1 billion of annual spend, from 2012 to 2014. Prior to joining PayPal, Mr. Callan was a Senior Director of Corporate Development at eBay Inc., where he led multifunctional teams in the execution of global strategic acquisitions, joint ventures, divestitures, and investments since 2008. Mr. Callan also brings to the Company almost a decade of technology investment banking experience from his roles at Credit Suisse, Morgan Stanley, and Merrill Lynch. Mr. Callan holds an M.B.A. and a B.A.S. from Stanford University.

Kimberly L. Wilford has served as our Senior Vice President, General Counsel and Corporate Secretary since March 2008. Prior to joining us, Ms. Wilford served as Senior Corporate Counsel for Aricent Inc., a leading communications software company, from May 2007 to March 2008, where she advised Aricent on legal matters, and prior to that as Associate General Counsel for KLA-Tencor Corporation, a provider of yield management and process control solutions for semiconductor manufacturing and related industries, from April 2000 to May 2007, where she advised KLA-Tencor on legal matters. Ms. Wilford holds a J.D. from the University of the Pacific, McGeorge School of Law and a B.A. in Political Science from the University of California, Santa Barbara.

Please see “Directors” below for the biography of Messrs. Jackson and Montes.

Directors

The following table sets forth the name, age and class of each of our directors as of December 31, 2017.

Name	Age	Position	Class	Term Expiration Year
Joseph L. Jackson	57	Executive Chairman	Class III	2018
Thomas A. Bevilacqua (2)(3)	61	Director	Class III	2018
Bruce G. Bodaken (1)	66	Director	Class III	2018
Mariann Byerwalter (1)	57	Director	Class II	2020
Jerome D. Gramaglia (2)(3)	62	Director	Class I	2019
John W. Larson (2)(3)	83	Lead Independent Director	Class II	2020
Robert L. Metzger (1)	50	Director	Class I	2019
Edgar O. Montes	57	Director	Class I	2019

(1)	Member of our audit committee (the "Audit Committee")

(2)	Member of our compensation committee (the "Compensation Committee")

(3)	Member of the nominating and corporate governance committee (the "Nominating Committee")
Directors
Joseph L. Jackson has served as Executive Chairman since April 2018 and has served as Chairman of our Board from December 2016 to April 2018. He has also served as our Chief Executive Officer and as a member of our Board between February 2007 and April 2018. Prior to joining us, Mr. Jackson served in various roles at First Data Corporation, a provider of payment processing services, from January 1983 until March 2006, most recently as President of Commercial Services for its Western Union subsidiary. Mr. Jackson holds a B.S. in Business Administration from the University of Nebraska. We believe that Mr. Jackson possesses specific attributes that qualify him to serve as a member of our Board, including his past business experience, which brings operational expertise to our Board.
Thomas A. Bevilacqua has served as a member of our Board since November 2009, as a member of our Compensation Committee since February 2010 and as a member of our Nominating Committee since February 2011. Mr. Bevilacqua has served as a Managing Director with Vantage Point Capital Partners, a venture capital firm, since November 2007, where he focuses on investments in the Internet and information technology market. Prior to joining Vantage Point, Mr. Bevilacqua served as Executive Vice President of E*TRADE Financial from 1997 to 2002, where he served in a variety of operational roles and established E*TRADE’s acquisition and investment strategies. While at E*TRADE, Mr. Bevilacqua founded ArrowPath Venture Partners, an early stage venture capital fund that was later spun out from E*TRADE, and served as the Managing Partner of that firm from 1999 to November 2007. Mr. Bevilacqua was previously a partner at two leading Silicon Valley law firms, Brobeck, Phleger & Harrison LLP and Orrick, Herrington & Sutcliffe LLP. Mr. Bevilacqua received a J.D. from the University of California, Hastings College of the Law and a B.S. in Business Administration from the University of California at Berkeley. We believe that Mr. Bevilacqua possesses specific attributes that qualify him to serve as a member of our Board and to serve as a member of our Compensation Committee and Nominating Committee, including his knowledge of technology investments and Internet services, his financial literacy and his general business and legal experience.
Bruce G. Bodaken has served as a member of our Board since September 2005, as Chairman of our Audit Committee from May 2009 to November 2014 and as a member of our Audit Committee since February 2006. Mr. Bodaken served as Chairman and Chief Executive Officer of Blue Shield of California from 2000 to 2012, where he was responsible for strategy and management of California’s third largest insurer, with $10 billion in revenue. Prior to that, Mr. Bodaken served as Blue Shield of California’s President and COO from 1996 to 2000. He has been on the board of directors of Rite Aid Corporation since May 2013 and iRhythm Technologies since July 2017. Mr. Bodaken is a member of the faculty at University of California, Berkeley, in the Division of Health Policy Management. Mr. Bodaken holds a M.A. from the University of Colorado and a B.A. from Colorado State University. We believe that Mr. Bodaken possesses specific attributes that qualify him to serve as a member of our Board and to serve as a member of our Audit Committee, including his extensive business experience as an executive in the health insurance industry.
Mariann Byerwalter has served as a member of our Board since May 2010, as Chairperson of our Audit Committee from November 2014 to February 2017, and as a member of our Audit Committee since May 2010. Ms. Byerwalter has been on the Board of Directors of SRI International since October 2001 and has served as Chairman of the Board of Directors of SRI International since January 2015. Ms. Byerwalter served as the Interim President and Chief Executive Officer of Stanford Health Care (formerly, Stanford Hospital and Clinics) from January 2016 to July 2016. Prior to this, Ms. Byerwalter served as Chairman of the Board of Directors of Stanford Health Care from 2006 to 2013. She currently serves on the Board of Directors of Pacific Life Insurance Company, Franklin Resources, Inc., Redwood Trust, Inc., the Burlington Capital Group, Stanford Health Care and Stanford Children’s Health. Ms. Byerwalter is a Trustee Emerita of the Stanford University Board of Trustees, having served three terms as a Trustee between 1992 and 2012. Ms. Byerwalter was Chief Financial Officer and Vice President for Business Affairs of Stanford University from February 1996 through February 2001. Prior to this she was a partner and co-founder of America First Financial Corporation, which raised funds to purchase and turn-around failed savings and loans from the government. Before this she was Vice President for Strategic Planning and Corporate Development at BankAmerica Corporation, managing acquisitions and divestitures for BankAmerica. Ms. Byerwalter received an M.B.A. from Harvard Business School and a B.A. in Economics and Political Science/Public Policy from Stanford University. We believe Ms. Byerwalter possesses specific attributes that qualify her to serve as a member of our Board and to serve as Chairperson of our Audit Committee, including her experience as a company executive and her financial and accounting expertise with public companies.
Jerome D. Gramaglia has served as a member of our Board since November 2002, as a member of our Compensation Committee since October 2003, as Chairman of our Compensation Committee since July 2005 and as a member of our Nominating Committee since August 2014. Mr. Gramaglia is a private investor/advisor to consumer-oriented technology start-ups. From March 2011 to July 2011, Mr. Gramaglia served as interim Chief Executive Officer and President of Acxiom Corporation, a leading provider of marketing data, services and technology now known as LiveRamp Holdings, Inc. (“LiveRamp”). Mr. Gramaglia previously served as Partner for ArrowPath Venture Partners and as President and Chief Operating Officer for E*TRADE Group, Inc., a leading provider of electronic financial services. Mr. Gramaglia has also served on the boards of directors of Coldwater Creek, a national retailer of women’s apparel, from June 2004 to September 2013 and LiveRamp since August 2009, where he currently serves as Non-Executive Chairman of the Board. Mr. Gramaglia received a B.A. in Economics from Denison University. We believe Mr. Gramaglia possesses specific attributes that qualify him to serve as a member of our Board and to serve as Chairman of our Compensation Committee, including his experience in various executive roles of a public company, his service on the Board of other public companies and his marketing, financial, technology and management expertise.
John W. Larson has served as a member of our Board since June 2000, as Chairman of our Board from July 2006 to December 2016, as Lead Independent Director since December 2016, as Chairman of our Nominating Committee since February 2006 and as a member of our Compensation Committee since April 2017. Mr. Larson retired as a partner at the law firm of Morgan, Lewis & Bockius LLP in December 2009, which he joined in February 2003. Mr. Larson served as partner at the law firm of Brobeck, Phleger & Harrison LLP from 1969 until retiring in January 2003, except for the period from July 1971 to September 1973 when he was in government service as Assistant Secretary of the United States Department of the Interior and Counselor to George P. Shultz, Chairman of the Cost of Living Council. From 1988 until March 1996, Mr. Larson served as the Chief Executive Officer for Brobeck. Mr. Larson served on the Board of Directors of Sangamo Biosciences, Inc., a biotechnology company focusing on zinc finger DNA-binding proteins, from January 1996 to June 2016. Mr. Larson also serves on the Board of Needham Funds and the Buck Institute for Research on Aging. Mr. Larson received an L.L.B. from Stanford Law School and a B.A., with distinction, in Economics from Stanford University. We believe Mr. Larson possesses specific attributes that qualify him to serve as a member of our Board and to serve as Chairman of our Nominating Committee, including his extensive legal career and business background and his experience on the Boards of numerous public and private companies.
Robert L. Metzger has served as a member of our Board since February 2016, as a member of our Audit Committee since February 2016 and as Chairman of our Audit Committee since February 2017. Mr. Metzger served as a Partner at William Blair & Company from 2005-2015 after joining the firm in 1999. He served as the Head of the Technology and Financial Services Investment Banking Groups from 2011-2015 and 2007-2015, respectively. During his career of over 15 years at William Blair, he completed in excess of 100 transactions and also acted as Chairman of William Blair & Company’s audit committee from 2013-2015. Prior to joining William Blair & Company, he worked from 1990-1994 at Price Waterhouse in Audit and Audit Advisory Services, in the Financial Institutions Group at A.T Kearney, Inc. from 1995-1997 and in the Investment Banking Division of ABN AMRO Incorporated from 1997-1999. Currently, Mr. Metzger is a faculty member at the University of Illinois where he is the Director of the Investment Banking Academy and College of Business Honors Programs. Mr. Metzger has served on the Board of Directors and as the chair of the audit committee of Millennium Trust since March, 2016. Mr. Metzger has also served on the Board of Directors and as the audit committee chair of USA Technologies since May, 2016. He also has served on the Board of Directors and as the Special Committee Chair of JetPay Corporation since November 2017. Mr. Metzger holds an MBA with concentrations in finance and strategy from J.L. Kellogg Graduate School of Management, Northwestern University and a B.S. in Accountancy from the University of Illinois at Urbana-Champaign. We believe Mr. Metzger possesses specific attributes that qualify him to serve as a member of our Board, including his significant experience as an investment banker and his financial and accounting expertise.
Edgar O. Montes has served as our President since December 2016 and as Chief Executive Officer and a member of our Board since April 2018. Prior to his appointment as Chief Executive Officer, Mr. Montes served as our Chief Operating Officer from December 2012 to April 2018. He also held the position of Senior Vice President, Service Delivery Operations from March 2007 to December 2012, and Vice President, Operations from November 2006 until March 2007. Prior to joining us, Mr. Montes served in various positions with American Express, most recently as Vice President - Customer Service, where he was responsible for overseeing customer service, from December 1982 until November 2006. Mr. Montes holds an M.B.A., a B.S. in Accounting and a B.S. in Real Estate from Arizona State University. We believe that Mr. Montes possesses specific attributes that qualify him to serve as a member of our Board, including his past business experience and his perspective as our Chief Executive Officer, which brings operational expertise to our Board.
There are no family relationships among any of the directors or executive officers.
Board Meetings and Committees

The Board held six (6) meetings during fiscal 2017. The Audit Committee held five (5) meetings, the Compensation Committee held four (4) meetings and the Nominating Committee held three (3) meetings during fiscal 2017. During 2017, only one director, Mr. Bodaken, attended fewer than 75% of the aggregate of all meetings of the Board.

Our Board has established an Audit Committee, a Compensation Committee and a Nominating Committee, each of which has the composition and responsibilities described below. The Audit Committee, Compensation Committee and Nominating Committee all operate under charters approved by our Board, which charters are available on our website at http://www.WageWorks.com - “About” - “Investor Relations” - “Corporate Governance Documents.”

The non-employee members of the Board also meet in executive session without management present on a regular basis. Mr. Larson, the former Non-Executive Chairman of our Board and current Lead Independent Director, serves as presiding director of these executive sessions.
Audit Committee

Our Audit Committee is comprised of Ms. Byerwalter and Messrs. Bodaken and Metzger, each of whom is a non-employee member of our Board. Mr. Metzger is Chairman of our Audit Committee as of February 2017. Ms. Byerwalter served as the Chairperson our Audit Committee prior to February 2017. Mr. Metzger is our Audit Committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication as defined in the rules of the NYSE. Our Audit Committee is responsible for, among other things:

•
reviewing and approving the selection of our independent registered public accounting firm, and approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results; and

•	preparing the Audit Committee report that the SEC requires in our annual Proxy Statement.

The Audit Committee held five (5) meetings during the last fiscal year.
Compensation Committee

Our Compensation Committee is comprised of Messrs. Bevilacqua, Gramaglia and Larson. Mr. Gramaglia is Chairman of our Compensation Committee. The Compensation Committee is responsible for, among other things:

•	overseeing our compensation policies, plans and benefit programs;

•
reviewing and approving for our Chief Executive Officer and executive officers: the annual base salary, the annual incentive bonus, including the specific goals and amount, equity compensation, employment agreements, severance arrangements and change in control arrangements, and any other benefits, compensations or arrangements;

•	preparing the Compensation Committee report that the SEC requires to be included in our annual Proxy Statement; and

•	administering our equity compensation plans.

The Compensation Committee held four (4) meetings during the last fiscal year.
Nominating and Corporate Governance Committee

Our Nominating Committee is comprised of Messrs. Bevilacqua, Gramaglia and Larson. Mr. Larson is Chairman of our Nominating Committee. The Nominating Committee is responsible for, among other things:

•	assisting our Board in identifying prospective director nominees and recommending nominees for each Annual Meeting of Stockholders to the Board;

•
evaluating director compensation, consulting with outside consultants and/or with our human resources department when appropriate, and making recommendations to our Board regarding director compensation;

•	reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board;

•	reviewing the succession planning for our executive officers;

•	overseeing the evaluation of our Board and management; and

•	recommending members for each board committee to our Board.

The Nominating Committee held three (3) meetings during the last fiscal year.
Board Role in Risk Oversight

Our Board, as a whole and through its committees, has responsibility for the oversight of risk management. Our senior management is responsible for assessing and managing our risks on a day-to-day basis. Our Audit Committee will discuss with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. Our Compensation Committee will oversee risk related to compensation policies. Both our Audit and Compensation Committees will report to the full Board with respect to these matters, among others.

As part of its oversight of our compensation programs, our Compensation Committee has considered our executive officer and non-executive employee compensation programs as they relate to our risk management and based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us. Our employees’ base salaries are fixed in amount and do not depend on performance. Our cash incentive program takes into account multiple metrics, thus diversifying the risk associated with any single performance metric, and we believe it does not incentivize our employees to focus exclusively on short-term outcomes. Our equity awards are limited by the terms of our equity plans to a fixed maximum specified in the plan, and are subject to vesting to align the long-term interests of our employees with those of our stockholders. We do not believe that these equity-based incentives encourage unnecessary or excessive risk taking because their ultimate value is tied to our stock price.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2017, all Section 16(a) filing requirements were satisfied on a timely basis.
Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Bevilacqua, Gramaglia and Larson. No interlocking relationship exists between our Board or Compensation Committee and the Board or Compensation Committee of any other entity, nor has any interlocking relationship existed in the past.
Board Leadership Structure

The Company’s Corporate Governance Policy provides that the Board shall fill the Chairman of the Board and Chief Executive Officer positions based upon the Board’s view of what is in the best interests of the Company. The Chief Executive Officer and Chairman may, but need not be, the same person. In the event that the Chairman is an executive officer of the Company, the Board will also appoint a Lead Independent Director.

The Board has determined that having one individual serve in the role of Chairman of the Board and Chief Executive Officer and appointing a separate individual to serve as Lead Independent Director is in the best interest of the Company’s stockholders at this time, and that these roles provide the right foundation to pursue strategic and operational objectives while maintaining effective oversight and objective evaluation of corporate performance. Mr. Jackson serves as our Executive Chairman of the Board. Mr. Larson serves as our Lead Independent Director. The Executive Chairman of the Board and the Lead Independent Director jointly provide overall leadership to the Board. Mr. Edgar Montes, our President and Chief Executive Officer, is responsible for setting the strategic direction for the Company as well as the day to day leadership and performance of the Company. The Lead Independent Director also works with the Executive Chairman of the Board and the Chief Executive Officer to prepare Board meeting agendas.

This leadership structure allows the Chairman of the Board and Chief Executive Officer to focus on his operational responsibilities, while keeping a measure of independence between the oversight function of our Board and those operating decisions. The Board believes that this leadership structure provides an appropriate allocation of roles and responsibilities at this time.
Policy for Director Recommendations

It is the policy of the Nominating Committee to consider recommendations for candidates to the Board from stockholders holding at least one percent (1%) of the fully diluted capitalization of the Company continuously for at least 12 months prior to the date of the submission of the recommendation.

A stockholder that wants to recommend a candidate for election to the Board should send the recommendation by letter to WageWorks, Inc., 1100 Park Place, Fourth Floor, San Mateo, California 94403, Attention: General Counsel. The recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership, addressing issues of character, integrity, judgment, diversity of experience, diversity of perspective, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like and personal references.

The committee will use the following procedures to identify and evaluate any individual recommended or offered for nomination to the Board:

•	The committee will consider candidates recommended by stockholders in the same manner as candidates recommended to the committee from other sources;

•	In its evaluation of director candidates, including the members of the Board eligible for re-election, the committee will consider the following:

•	The current size and composition of the Board and the needs of the Board and the respective committees of the Board;

•
Without assigning any particular weighting or priority to any of these factors, such factors as character, integrity, judgment, diversity of experience, diversity of perspective, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like; and

•	Other factors that the committee may consider appropriate;

•	The committee requires the following minimum qualifications, which are the desired qualifications and characteristics for Board membership, to be satisfied by any nominee for a position on the Board:

•	The highest personal and professional ethics and integrity;

•	Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;

•	Skills that are complementary to those of the existing Board;

•	The ability to assist and support management and make significant contributions to the Company’s success; and

•	An understanding of the fiduciary responsibilities that are required of a member of the Board and the commitment of time and energy necessary to diligently carry out those responsibilities;

•
If the committee determines that an additional or replacement director is required, the committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, the Board or management; and

•	The committee may propose to the Board a candidate recommended or offered for nomination by a stockholder as a nominee for election to the Board.
Policies and Procedures for Communications to Non-Employee or Independent Directors

In cases where stockholders wish to communicate directly with our non-employee directors, messages can be sent to our General Counsel, at generalcounsel@wageworks.com, or to WageWorks, Inc., 1100 Park Place, Fourth Floor, San Mateo, California 94403, Attention: General Counsel. Our General Counsel or Legal Department shall review all incoming stockholder communications (except for mass mailings, product complaints or inquiries, job inquiries, business solicitations and patently offensive or otherwise inappropriate material) and, if appropriate, route such communications to the appropriate member(s) of the Board or, if none is specified, to the Lead Independent Director. Our General Counsel may decide in the exercise of her judgment whether a response to any stockholder communication is necessary and shall provide a report to the Nominating Committee on a quarterly basis of any stockholder communications received for which the General Counsel or Legal Department has determined no response is necessary.

These procedures do not apply to communications to non-employee directors from officers or directors of the Company who are stockholders or to stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.
Attendance at Annual Meeting of Stockholders

Although we do not have a formal policy regarding attendance by members of the Board at our Annual Meeting of Stockholders, we encourage, but do not require, directors to attend. Five (5) of our directors attended our 2017 Annual Meeting of Stockholders.
Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors, including our Chairman of the Board and Chief Executive Officer, Chief Financial Officer and other principal executive and senior financial officers. The Code of Business Conduct and Ethics is available on its website at http://www.WageWorks.com - “About” - “Investor Relations” - “Corporate Governance Documents.” The Company will post on our website any amendments or waivers to the Code of Business Conduct and Ethics that are required to be disclosed by the rules of the SEC or the NYSE.

Corporate Governance Policy

The Board has adopted Corporate Governance Principles that addresses the role and composition of, and policies applicable to, the Board. The Nominating Committee will periodically review the policy and report any recommendations to the Board. The Corporate Governance Principles are available on the Company’s website at http://www.WageWorks.com - “About” - “Investor Relations” - “Corporate Governance Documents.”
Whistleblower Policy

The Audit Committee has established a telephone and internet whistleblower hotline available to employees of the Company for the anonymous submission of suspected violations, including accounting, internal controls, or auditing matters, harassment, fraud and policy violations.
Related Person Transaction Policy

The Company has adopted a Related Party Transaction Policy. See “Certain Relationships and Related Transactions - Related Party Transaction Policy.”
Insider Trading Policy and Rule 10b5-1 Trading Plans

The Company has an Insider Trading Policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to the Company’s Common Stock.

As of the date of this Annual Report, none of our executive officers and none of our directors, except for Ms. Byerwalter were parties to 10b5-1 trading plans. In accordance with our policy, our officers and directors may also choose to enter into 10b5-1 trading plans in the future. The Company does not undertake any obligation to report Rule 10b5-1 trading plans that may be adopted by any of its officers and directors in the future, or to report any modifications or terminations of any publicly announced plan, except to the extent required by law.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the Company’s executive compensation philosophy, the principles that govern the executive compensation program, the material elements of the 2017 executive compensation program for the Company’s Named Executive Officers ("NEOs"), and how and why the independent Compensation Committee and the independent members of the Board determined the specific compensation elements that comprised the 2017 executive compensation program.

Compensation Overview
Compensation decisions primarily are made by the independent Compensation Committee. As the Company has continued to grow, the Compensation Committee has been mindful of our need to retain our NEOs and motivate them to meet or exceed short-term goals and long-term strategic objectives, while, at the same time, create sustainable long-term value for our stockholders. Accordingly, we designed an executive compensation program for 2017 that tied a substantial portion of the NEOs’ compensation directly to achievement of rigorous performance objectives over sustained time periods. We believed this approach appropriately encourages the NEOs to continue delivering exceptional results because it places a significant percentage of their total compensation at-risk and correspondingly rewards them when they achieve performance objectives and deliver stockholder value.
The 2017 executive compensation program consisted of the following key compensation elements that we leveraged in varying degrees to create a performance-driven compensation structure:
•base salary;
•annual incentive compensation in the form of a cash bonus; and

•	long-term incentive compensation in the form of performance-based Restricted Stock Units, or RSUs, and time-based stock options.

The resulting compensation opportunity consisted primarily of performance-based annual cash incentive compensation and long-term equity incentive compensation in the form of performance-based and time-based equity awards.
The Compensation Committee believes that this program, designed with a significant emphasis on performance-based pay, is the appropriate compensation structure for the Company at this critical juncture in its development to help us retain key leaders and incentivizes them to grow shareholder value.
Each element of our compensation program is discussed in greater detail below.

Named Executive Officers
The Company’s NEOs for 2017 were:

Joseph L. Jackson, our former Chairman of the Board and Chief Executive Officer and former Executive Chairman of the Company

Edgar O. Montes, our current President and Chief Executive Officer, or CEO, and former President and Chief Operating Officer;

Colm M. Callan, our former Chief Financial Officer, or CFO; and

Kimberly L. Wilford, our former Senior Vice President, General Counsel, and Corporate Secretary.

At the beginning of the second quarter of 2018, and in conjunction with the Company’s announcement of its intention to restate its financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017, the Company announced certain changes to its management team, effective April 5, 2018, including:

•	Mr. Jackson resigning from his position as Chief Executive Officer, and being appointed Executive Chairman of the Company.

•	Mr. Montes being appointed President and Chief Executive Officer, and being appointed to serve as a member of the Board.

•
Mr. Callan resigning from his position as Chief Financial Officer, and continuing his employment with the Company to effect a seamless transition to the incoming interim chief financial officer, followed by the termination of his employment on July 4, 2018.

•
Ms. Wilford resigning from her position as Senior Vice President, General Counsel and Corporate Secretary of the Company, and continuing her employment with the Company to effect a seamless transition, followed by the termination of her employment on July 4, 2018.

The restatement and the transition arrangements are described in greater detail in the Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2018. Each of the NEOs executed an agreement with the Company as part of his or her transition, as described in the “Transition Agreements” section below.
Mr. Jackson resigned from his position as Executive Chairman of the Company effective September 6, 2018. Mr. Jackson executed a release of claims with the Company as part of his resignation providing him with certain compensation and benefits, as described in the Form 8-K filed with the U.S. Securities and Exchange Commission on September 12, 2018 and described in the “Transition Agreements” section below.
2017 Financial and Operational Highlights
The Company achieved several strong financial and operational results in 2017:

A $120.5 million increase in total revenue year-over-year (from $355.6 million in 2016 to $476.1 million in 2017);

GAAP net income of $54.4 million or $1.38 (39,415 shares) per diluted share, as compared to GAAP net income in 2016 of $15.9 million or $0.43 (37,210 shares) per diluted share;

A 47% increase in non-GAAP Adjusted EBITDA year-over-year (from $101.3 million in 2016 to $146.6 million in 2017);

Maintained very high customer and participant satisfaction and retention scores;

Maintained a greater than 93% annual renewal rate for enterprise clients (based on annual revenue);

Acquisition of Automatic Data Processing, Inc.’s Consumer Health Spending Account, COBRA and direct bill businesses;

Transition of Ceridian Corporation’s COBRA portfolio to the Company; and

Selection by the United States Office of Personnel Management to administer its FSAFEDS
2017 NEO Compensation Highlights
Consistent with our philosophy to tie compensation directly to performance and growth, the Compensation Committee took the following actions in 2017:

Base Salary - Only adjust the annual base salary of certain NEOs to reflect competitive market conditions or new increased responsibilities in connection with new titles;

Annual Performance-Based Incentive Compensation - As in previous years, designed the annual 2017 Executive Bonus Plan to focus exclusively on Company performance objectives, with a strong emphasis on both EBITDA and organic revenue growth, as the criteria for payment of cash bonuses to the NEOs; and

Long-Term Equity Awards - As part of our annual compensation review, granted a mix of time-based stock options that vest over four years based on continued service and performance-based RSU awards that are earned upon achievement of pre-established revenue growth and profitability performance metrics over a three-year performance period.

Post-Employment Compensation - Conducted a review of the executive severance and change in control arrangements, and made market competitive adjustments to the protections for the executives in order to motivate them and provide additional assurances to them.

Executive Compensation-Related Policies and Practices
We maintain the following executive compensation policies and practices:

Independent Compensation Committee. The Compensation Committee is made up of all independent directors and has established effective means for communicating with stockholders regarding their executive compensation ideas and concerns;

Independent Compensation Committee Advisor. The Compensation Committee engaged its own compensation consultant to assist with its 2017 compensation reviews;

Annual Executive Compensation Review. The Compensation Committee conducts an annual review and approval of our compensation strategy, including a review of the Company’s compensation market reference group used for comparative purposes and a review of our compensation-related risk profile to ensure that the Company’s compensation-related risks are not reasonably likely to have a material adverse effect on the Company;

Compensation At-Risk. The executive compensation program is designed so a significant portion of compensation is “at risk” based on corporate performance, and predominantly equity-based to align the interests of the NEOs and stockholders;

Performance-Based Incentives. We use performance-based short-term and long-term incentives;

Multi-Year Vesting Requirements. The equity awards granted to the NEOs vest or are earned over multi-year periods, consistent with current market practice and our retention objectives;

No Special Retirement Plans. We do not currently offer, nor do we have plans to provide, pension arrangements, retirement plans, or nonqualified deferred compensation plans or arrangements to the NEOs that are not offered to all similarly situated employees;

Limited Perquisites. We provide minimal perquisites and other personal benefits to the NEOs;

No “Golden Parachute” Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any tax liability that the NEOs might owe as a result of the application of Sections 280G or 4999 of the IRC;

Compensation Recovery Policy. We maintain a compensation recovery (“clawback”) policy that provides that, if we must prepare an accounting restatement, we may recover from the NEOs any cash incentive compensation erroneously paid or awarded under the plan over what would have been paid under the accounting restatement;

Hedging and Pledging Prohibited. The Company’s Insider Trading Policy prohibits employees from hedging any Company securities and from pledging any Company securities as collateral for a loan; and

Stock Ownership Guidelines. We maintain stock ownership guidelines for the NEOs that encourage each to beneficially own a specified number of shares of the Company’s Common Stock.
Compensation Philosophy and Objectives
For the Company to succeed it must continually build on its expertise, expand the breadth and quality of its solutions, enhance its technology platforms, and manage its operations efficiently and effectively. The executive compensation program supports these objectives by ensuring that the Company can:

attract and retain talented executives, who possess the proven experience, knowledge, skills, and leadership criteria critical to the Company’s success;

motivate these executives to achieve the Company’s business objectives and uphold its core values;

reward executives who can directly influence overall performance by linking a greater portion of their target total direct compensation opportunity to short-term and long-term incentives than most other employees;

promote teamwork within the executive team, while also recognizing the unique role each executive plays in the Company’s success; and

ensure alignment of the interests of executives and stockholders to promote the short-term and long-term growth of the business, and increase shareholder value.

Based on this philosophy, we designed the executive compensation program to encourage the achievement of strong overall financial results, particularly revenue growth, free cash flow and profitability, and outstanding customer service.

Compensation-Setting Process
Role of the Compensation Committee
The Compensation Committee designs and oversees the Company’s executive compensation program in accordance with our policies and practices and within in the framework of our executive compensation philosophy and objectives. The Compensation Committee has the final decision-making authority for the compensation of the NEOs, but we report these decisions to the independent members of Board as a corporate governance practice. Each member of the Compensation Committee member qualifies as (i) an “independent director” under the listing standards of the NYSE and (ii) a “non-employee director” under Exchange Act Rule 16b-3.
At the beginning of each year, the Compensation Committee reviews the executive compensation program, including any incentive compensation plans and arrangements to determine whether they are appropriately aligned with the Company’s business strategy and achieving desired objectives. The Compensation Committee also reviews market trends and changes in competitive compensation practices, as further described below. Based on our review and assessment, the Compensation Committee, from time to time, recommends changes in the Company’s executive compensation program to the Board.
The factors considered by the Compensation Committee in determining the 2017 compensation for the NEOs included:

the recommendations of Mr. Jackson (except regarding his own compensation) as described below;

the Company’s corporate growth and other elements of financial performance;

the relevant competitive market data (as described below);

the experience, competencies, and responsibilities of each NEO;

the expected future contribution of each NEO; and

internal pay equity based on the impact on the business and performance.
Historically, the Compensation Committee has discussed the chief executive officer's performance and his target compensation opportunities with the independent members of the Board to ensure these compensation opportunities are aligned with overall corporate objectives.
The Compensation Committee does not weight these factors in any predetermined manner, nor does it apply any formulas in developing its compensation recommendations. The members of the Compensation Committee consider all of this information in light of their individual experience and knowledge of the Company, the competitive market and each NEO.
Although the Compensation Committee does not “benchmark” the compensation of the NEOs, we reference the 50th and 75th percentiles of the competitive data derived from the compensation market reference group for each of element of total target cash compensation (base salary plus annual incentive compensation), long-term incentive compensation, and target total direct compensation (total target cash plus long-term incentive compensation). The Compensation Committee exercises its judgment in determining the compensation of each NEO and may set the level of an individual compensation element or target total direct compensation outside this percentile range when we determine that it is necessary or appropriate to reflect individual and/or Company performance, role scope, and internal equity.

The Compensation Committee’s authority, duties, and responsibilities are described in our charter, which is reviewed annually and revised and updated as warranted. The charter is available on the Company’s corporate website at http://ir.wageworks.com.
Role of Management
The chief executive officer works closely with the Compensation Committee in determining the compensation of the other NEOs. At the beginning of each year, the chief executive officer reviews the performance of the other NEOs for the previous year, and then shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation. These recommendations concern the base salary, annual incentive compensation, and long-term incentive compensation for each NEO (other than himself) based on the Company’s results and the individual NEO’s contribution to these results. The Compensation Committee then reviews these recommendations and considers the other factors described above and make decisions as to each individual compensation element for the NEOs. The chief executive officer also assists us with the identification of performance objectives for the annual Executive Bonus Plan.
The NEOs typically attend Compensation Committee meetings, except for executive sessions (unless specifically requested by the Compensation Committee to be present). No NEO attends an executive session at which his or her compensation is considered.
Role of Compensation Consultant
Under its charter, the Compensation Committee is authorized to engage one or more external compensation consultants or other advisors to assist in the discharge of its responsibilities.
In 2017, the Compensation Committee engaged Compensia, Inc., a national compensation consulting firm, to assist it in reviewing and analyzing the compensation of the NEOs. The Compensation Committee worked with Compensia to assess the compensation of the NEOs against the compensation of similarly-situated executives at the companies in the Company’s compensation market reference group.
Compensia reported directly to the Compensation Committee. The Compensation Committee assessed the independence of Compensia taking into account, among other things, the enhanced independence standards and factors set forth in Exchange Act Rule 10C-1 and the applicable listing standards of the NYSE, and concluded that that there is no conflict of interest with respect to the work that Compensia performed for the Compensation Committee.
Competitive Positioning
To assess the competitiveness of the executive compensation program, and individual compensation levels and related policies and practices, the Compensation Committee reviews and analyzes market data drawn from a group of market reference companies and select compensation surveys. The compensation market reference group is derived from an evaluation of companies across multiple relevant industry sectors based on financial and other relevant criteria, including, but not limited to, revenue, market capitalization, and growth rate.

At the beginning of 2017, the Compensation Committee directed Compensia to review and propose updates to the then-existing compensation market reference group. Compensia evaluated the compensation market reference group and, based on changes to the size of certain companies, proposed the following compensation market reference group for 2017, which was subsequently approved by the Compensation Committee:

ACI Worldwide athenahealth Bottomline Technologies Cornerstone OnDemand Envestnet Fair Isaac	Financial Engines Guidewire Software Health Equity MarketAxess Holdings Medidata Solutions NIC	Paycom Software The Ultimate Software Group TriNet Technologies Tyler Technologies WEX
This compensation market reference group was comprised of publicly-traded information technology services, internet software and services, professional services, software, and financial technology companies, which generally had revenues between approximately $100 million and $1 billion, had experienced strong year-over-year growth in revenues and profitable operating margins, and had a market capitalization between approximately $1 billion and $7 billion.
The Compensation Committee also directed Compensia to conduct a competitive market analysis of the executive compensation levels and practices of the companies in the compensation market reference group. This data was considered by the Compensation Committee in its deliberations on executive compensation in 2017.
We do not believe that it is appropriate to make compensation decisions, whether regarding base salaries or annual or long-term incentive compensation, upon any type of “benchmarking” to a market reference or other representative group of companies. The Compensation Committee believes that information regarding the compensation practices at other companies is useful in helping us assess the competitiveness of our compensation policies and practices in the marketplace and the reasonableness and appropriateness of individual executive compensation elements and of the overall executive compensation packages. This information is only one of several factors that we consider, however, in making our decisions with respect to the compensation of the NEOs.

Impact of 2017 Stockholder Advisory Vote on 2017 Executive Compensation
In April 2017, we conducted a “say-on-pay” vote, at our Annual Meeting of Stockholders. Our stockholders approved on an advisory basis the compensation of the NEOs, with more than 99% of the votes cast in favor of our executive compensation program.
The Compensation Committee evaluated our executive compensation policies and practices throughout 2017 and determined we should maintain the compensation philosophy and objectives from prior years and retain our general approach to executive compensation. As a result, the Compensation Committee decided to maintain an emphasis on incentive compensation that rewards our NEOs when they deliver value for our stockholders and, except as noted above, made no significant changes to our executive compensation program.

Compensation Elements
The executive compensation program consisted of three principal elements: (1) base salary, (2) annual performance-based incentive compensation in the form of cash bonuses, and (3) long-term incentive compensation in the form of performance-based and time-based equity awards. We provided these primary forms of compensation, in addition to others, for the following reasons:

Compensation Element	Reason for Providing Element

Base Salary	To compensate the NEOs for their day-to-day efforts based on demonstrated experience, competencies and performance

Annual Incentive Compensation	To motivate and reward achievement of annual strategic goals and to better align the NEOs interests with stockholders’ interest by promoting strong, annual financial and business results

Long-Term Incentive Compensation
To align the NEOs interests with the long-term interests of stockholders and to achieve our retention objectives through multi-year vesting requirements and through performance-based vesting requirements linked to the Company’s long-term strategic goals

Retirement, Welfare and Health Benefits	To provide for the safety and wellness of the NEOs through a competitive benefits package

Post-Employment Compensation	To allow the NEOs to focus on their job duties and the Company’s performance
We used these compensation elements to make up the executive compensation program because they were consistent with other programs in the Company’s competitive market and allowed the Company to effectively compete for highly-qualified talent. Each element supports achievement of one or more of our compensation objectives, and, collectively, they have been and, we believed, would continue to be effective means for motivating the NEOs. We viewed the three principal compensation elements as related, but distinct, components of the total compensation program. We did not believe that total compensation should be derived from a single element, or that significant compensation from one element should negate or reduce compensation from other elements.
Base Salary
A competitive base salary is a necessary component of the executive compensation program so we can attract and retain a stable team of executive officers. Base salaries for the NEOs are intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent, and equitable across the NEO team.
We established the initial base salaries of the NEOs through arm’s-length negotiation when we hired each individual, considering his or her position, qualifications, experience, prior salary level, and the base salaries of the other NEOs. Thereafter, the Compensation Committee reviews and considers adjustments to the base salaries of the NEOs annually, following our review of each executive officer’s performance for the most recently-completed fiscal year.

In February 2017, we reviewed the base salaries of the NEOs in conjunction with a competitive market analysis performed by Compensia, the recommendations of Mr. Jackson (except regarding his own base salary) and the other factors described above. Consistent with our objective to increase the market competiveness of total target cash compensation opportunities, the Compensation Committee increased the base salary of each NEO (other than Mr. Jackson) to a level that, when considered with his or her target annual incentive compensation opportunity, provided the appropriate retention and motivational incentives and was competitive with the Company’s compensation peer group, and, in the case of Mr. Montes, in recognition of his anticipated increased responsibilities in his position as President.

The base salaries of the NEOs for 2017 were:

Named Executive Officer	2017 Base Salary ($)	2016 Base Salary ($)	Percentage Change
Joseph L. Jackson	750,000	700,000	7%
Edgar O. Montes	500,000	412,000	21%
Colm M. Callan	390,000	350,000	11%
Kimberly L. Wilford	380,000	340,000	12%

The base salaries paid to the NEOs during 2017 are also set forth in the “Summary Compensation Table,” which appears later on in this report.
Annual Incentive Compensation (Cash Bonuses)
We use annual incentive compensation in the form of cash bonuses to motivate the NEOs to achieve specified objectives. The Compensation Committee establishes annual cash bonus opportunities under a formal bonus plan in accordance with the stockholder-approved Executive Bonus Plan. The Compensation Committee sets the performance objectives at levels that we believe are capable of achievement with meaningful effort and the target bonus opportunity for each NEO is expressed as a percentage of his or her annual base salary. The Executive Bonus Plan is designed to pay above-target bonuses when the Company exceeds its annual objectives and below-target bonuses when the Company does not achieve these objectives or when the Compensation Committee exercises its discretion to reduce bonuses based on such factors as it deems appropriate, as applicable. If the Company fails to achieve the threshold levels of performance under the plan, no bonuses will be paid to the NEOs.

In February 2017, the Compensation Committee adopted cash bonus performance measures for 2017, as described in detail below:

Target Bonus Opportunities
In adopting the performance measures for 2017, the Compensation Committee reviewed the target bonus opportunities of each NEO, taking into consideration a competitive market analysis performed by Compensia and the recommendations of Mr. Jackson (except with respect to his own target bonus opportunity), as well as the other factors described above. We set each NEO’s target bonus opportunity at a level that, when considered with his or her base salary, provided the appropriate motivational and retention incentives and was market competitive. We did not increase the target bonus percentage of any NEO in 2017, except for Mr. Montes to recognize the expected increased responsibilities in his role as President.
The target bonus opportunities of the NEOs for 2017 were:

Named Executive Officer	2017 Target Bonus Opportunity (as a percentage of base salary)	2017 Target Bonus Opportunity ($)
Joseph L. Jackson	100%	750,000
Edgar O. Montes	100%	500,000
Colm M. Callan	75%	293,000
Kimberly L. Wilford	70%	266,000
Performance Measures
The Compensation Committee selected three performance-based objectives for the 2017 Executive Bonus Plan:

(1)	a threshold performance measure based on the Company’s “Net Income” (as discussed below);

(2)	a corporate financial measure based on the Company’s “Actual Adjusted EBITDA” (as discussed below); and

(3)	an overall Company performance measure based on the Company’s “Actual Adjusted Organic Revenue Growth” (as discussed below).

We determined these performance measures were appropriate because they incentivized the NEOs to work as a team to achieve the financial, business, and strategic objectives reflected in our 2017 operating plan and were linked to the interests of the stockholders.
The Compensation Committee reserved the authority under the 2017 Executive Bonus Plan to make adjustments to the corporate financial measure or the overall Company performance measure before bonuses were paid. The Compensation Committee also reserved the discretion to reduce plan bonuses based on such factors as it determined were relevant. We believed it was important to maintain this flexibility to incent achievement of business goals and objectives that may evolve after the beginning of the year. For the 2017 Executive Bonus Plan:

“Net Income” meant the Company’s net income as reported in its financial statements for the performance period;

“Actual Adjusted 2017 EBITDA” meant earnings before interest, tax, depreciation, and amortization, or EBITDA, for the performance period as reported in the Company’s financial statements, adjusted by:

adding back the compensation costs for the performance period for share-based payments that must otherwise be amortized for financial reporting under ASC Topic 718 Compensation - Stock Compensation;

excluding the financial results of any businesses the Company acquired during the performance period (unless such business also was included in the budgeted Adjusted EBITDA target for 2017 as approved by the Board; and

including the effect of bonuses paid to the NEOs for the year, including bonuses paid under the Executive Bonus Plan.

“Actual Adjusted Organic Revenue Growth” was to be calculated by dividing the Company’s Actual Adjusted Organic Revenue in January 2018 by Actual Adjusted Organic Revenue in January 2017 minus one, multiplied by 100; and

“Actual Adjusted Organic Revenue” meant total revenue, less “run-out” and “grace period” fees, less any revenue from any portfolio purchases during the year, and any client credits, which had to be reviewed by the Compensation Committee for possible adjustment within the calculation.

Annual Incentive Formula
The three performance objectives worked together in a stacking fashion, whereby each objective must be met in successive order for an NEO to become eligible to receive payment under the corporate financial and overall Company performance objectives. Specifically, if the threshold performance goal was achieved, then the determination of each NEO’s bonus was to be based on the Company’s actual performance as measured against each of the other two performance measures, which were to be equally weighted as 50% of the total target bonus opportunity. If, however, the minimum Actual Adjusted 2017 EBITDA amount was not met, then an NEO would not be eligible to receive payment under the Actual Adjusted Organic Revenue Growth objective.
Actual Adjusted 2017 EBITDA. The following table sets forth the threshold, target, and maximum levels of the Actual Adjusted 2017 EBITDA performance objective, as well as the multiplier that would be applied to the portion of the eligible bonus upon achievement of this performance objective, which constituted 50% of the target bonus opportunity:

Actual Adjusted 2017 EBITDA Metric	Multiplier
Less than $139 million	0%
$139 million	45%
$141 million	50%
$143 million or greater	75%

In the event of Actual Adjusted 2017 EBITDA between $139 million and $143 million, the multiplier was to be calculated between each designated segment on a linear basis.
Actual Adjusted Organic Revenue Growth. If Actual Adjusted 2017 EBITDA equaled or exceeded $139 million, then each NEO would also be eligible to receive the portion of his or her eligible bonus based upon the Company’s actual performance as measured against the Actual Adjusted Organic Revenue Growth objective.
The following table sets forth the threshold, target, and maximum levels of the Actual Adjusted Organic Revenue Growth performance objective, as well as the multiplier that would be applied to the portion of the eligible bonus upon achievement of this performance objective, which constituted 50% of the target bonus opportunity:

Adjusted Organic Revenue Growth Metric	Multiplier
Less than 6%	0%
6%	45%
7%	50%
8% or greater	75%

In the event of Actual Adjusted Organic Revenue Growth between 6% and 8%, the multiplier was to be calculated between each designated segment on a linear basis.
2017 Annual Incentive Award Decisions
In March 2019, we assessed performance against the three performance objectives under the 2017 Executive Bonus Plan. We determined that, for 2017, the Company met the threshold Net Income metric, the Company achieved Actual Adjusted 2017 EBITDA that resulted in a multiplier of 150% for this metric, and the Company achieved Actual Adjusted Organic Revenue Growth that resulted in a multiplier of 95% for this metric. Applying the formula in the 2017 Executive Bonus Plan, our achievement percentage under the plan was 122.7%, the maximum level. Only Mr. Montes remained employed through the date bonuses under the plan were assessed and therefore was the only NEO eligible. However, no amount has yet been paid to Mr. Montes as a result of the Company’s restatement of historical financial results. For more information, please see the above Explanatory Note and Note 2, “Restatement,” to the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Mr. Montes’2017 preliminary bonus amount under the 2017 Executive Bonus Plan is set forth in the “Non-Equity Incentive Compensation” column of the “Summary Compensation Table,” which appears later on in this report.
Messrs. Jackson and Callan and Ms. Wilford forfeited their right to receive any payment under the 2017 Executive Bonus Plan in connection with their transition and terminations of employment. Under the terms of his transition agreement, Mr. Jackson is eligible to receive a discretionary cash bonus of $700,000 as described in footnote 2 to the “Summary Compensation Table.” See “Transition Agreement” discussion below for additional information.
Long-Term Incentive Compensation
The Compensation Committee uses a “portfolio” approach in designing the long-term incentive compensation opportunities for the NEOs to both align their interests with the interests of the Company’s stockholders and to enable them to participate in the creation of sustainable long-term value for those stockholders. In addition, to the extent long-term incentives are awarded to the NEOs, these awards serve our retention objectives, as they must be earned over an extended period based on continued service with the Company.

Grant of Performance-Based RSUs and Stock Options
In February 2017, the Compensation Committee reviewed the long-term incentive opportunities and the total target direct compensation levels of the NEOs to assess the market competitiveness and retention strength of each individual’s outstanding and unvested equity awards. Based on this review, the Compensation Committee granted performance-based RSU awards and time-based stock options to our NEOs, as described in further detail below. The Compensation Committee believed that granting our NEOs a mix of performance-based and time-based equity awards allowed us to remain competitive with the market in which we compete for talent, and also balance our objectives of providing significant retention incentives as well as incentives for driving long-term growth in our business.
The equity awards granted to Mr. Jackson were approved by the independent members of the Board. In making these awards, we also considered a competitive market analysis performed by Compensia, the recommendations of our Chief Executive Officer (except regarding his own equity awards) and the other factors described above.
Each NEO’s 2017 performance-based RSU award may be settled for shares of the Company’s Common Stock only if the Company meets or exceeds pre-established target levels for revenue growth and profitability for the three-year performance period from 2017 through 2019. The Compensation Committee believed that performance-based RSU awards offered an economically efficient way to place the NEOs in the same position as a stockholder because the amount that he or she ultimately receives from the award depends on his or her ability to (i) contribute to the successful execution of long-term financial objectives and (ii) achieve those objectives in a manner that is reflected in the actual value of the shares of the Company’s Common Stock that are earned under the award. The measures used in granting the equity awards are appropriately different from the measures used in the 2017 Executive Bonus Plan. In addition to a longer performance period, the revenue measure includes both organic revenue growth as well as revenue growth achieved from acquisitions and uses EBITDA margins as the threshold. The Compensation Committee believes the use of such measures was an appropriate way to reinforce the emphasis on growing the business while maintaining profitability - an outcome that we believe is critical to enhancing the Company’s stock price and creating sustainable long-term stockholder value.
Each NEO’s stock option grant vests over four years, with 25% of the shares vesting on the first anniversary of the effective date, and the remaining shares vesting monthly thereafter.
In determining the size and mix of the performance-based RSUs and the time-based stock options, the Compensation Committee or, in the case of Mr. Jackson, the independent Board members exercised its discretion to set the amount and mix of the equity awards at levels we believed were market competitive, but also provided a retention incentive to each NEO over the long-term.
The equity awards granted to the NEOs were:

Named Executive Officers	Time-Based Stock Options (number of shares)	Performance-Based RSU Award (target number of shares)
Joseph L. Jackson	100,000	100,000
Edgar O. Montes	100,000	75,000
Colm M. Callan	75,000	60,000
Kimberly L. Wilford	75,000	60,000

The performance-based RSU awards will be settled for shares of the Company’s Common Stock, if any, earned at the end of a three-year performance period from 2017 through 2019 based on actual achievement compared to the pre-established target levels for adjusted EBITDA margin and compound revenue growth for the performance period. For any shares of the award to be earned, the Company must achieve an adjusted EBITDA margin equal to or greater than 22% for the performance period and the Company’s compound revenue growth must be at least 10% for the performance period. Assuming that the threshold performance level for adjusted EBITDA margin is met, the various payouts for each level of compound revenue growth for the performance period will be:

Compound Revenue Growth Metric	Percentage of Target Shares Earned
Less than 10%	0%
At least 10% but less than 15%	50% - 100%
At least 15% but less than 20%	100% - 200%
20% or greater	200%

Between the threshold, target, and maximum payout levels, the number of shares of our common stock earned will be based on a linear interpolation (with fractional shares rounded up to the nearest whole share).
For an NEO to earn any shares of the Company’s Common Stock subject to his or her performance-based RSU award, he or she must maintain continued status as a service provider to the Company through the determination date (date subsequent to December 31, 2019, on which the Compensation Committee of the Board determines achievement against the applicable performance goal(s) for the performance period).
The performance-based RSU awards and time-based stock options also provide for special vesting provisions in the event of an involuntary termination of employment and/or a change in control of the Company, as discussed in “Post-Employment Compensation” below.
The equity awards granted to the NEOs are also set forth in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table,” which appear later on in this report.
Mr. Jackson, Mr. Callan and Ms. Wilford forfeited 100% of their awards upon their termination of employment as described in the “Transition Agreements” section below.
Achievement of 2015 Performance-Based RSUs
The performance-based RSUs granted to our NEOs in 2015 (the “2015 RSUs”) vest based on the Company’s achievements against the pre-established metrics during the performance period. For any of the 2015 RSUs to vest, the Company had to achieve an average annual EBITDA margin equal to or greater than 22% for the performance period. If the Company achieved its average annual EBITDA margin metric, then the number of 2015 RSUs that actually would vest is based on the achievements in compound revenue growth during the performance period as indicated below:

Compound Revenue Growth Metric	Percentage of Target Shares Earned
Less than 10%	0%
At least 10% but less than 15%	50% - 100%
At least 15% but less than 20%	100% - 150%
20% or greater	150%
The performance period ran from January 1, 2015 through December 31, 2017. No final determination as to these awards have yet been made by the Company, as delivery was postponed until completion of the Company’s restatement of historical financial results. For more information, please see the above Explanatory Note and Note 2, “Restatement,” to the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. As described in the “Transition Agreement” section below, Messrs. Jackson and Callan and Ms. Wilford are eligible to receive their 2015 RSUs based on the achievement of the performance objectives once determined by the Company.
2014 One-Time RSUs
In April 2017, the Compensation Committee determined that 50% of the performance-based RSUs granted to Messrs. Jackson, Montes, and Wilford in 2014 (the “2014 One-Time RSUs”) would vest based on the Company’s stock price achievement during the performance period. In making this determination, the Compensation Committee reviewed the Company’s achievements during the performance period against its pre-established stock price targets. For any of the 2014 One-Time RSUs to vest, the highest closing price of a share of the Company’s common stock as reported on the NYSE for any twenty (20) consecutive trading days during the three-year performance period as determined by us following the completion of the performance period during the second fiscal quarter of 2017 (the “Per Share Price”) must be at least $75.00. If the Company achieved this goal, then, unless otherwise determined by the Compensation Committee, the number of vested shares of the Company’s Common Stock subject to these 2014 One-Time RSUs was determined as follows:

Per Share Price	Vesting Percentage
$75.00 to less than $90.00 per share	50%
$90.00 to less than $100.00 per share	100%
$100.00 per share or more	200%

The performance period ran from April 8, 2014 through April 7, 2017. The Compensation Committee determined that for the performance period the highest stock price performance was $75.00 per share resulting in vesting of 50% of the target shares subject to the 2014 One-Time RSUs.

Retirement, Welfare and Health Benefits
The Company maintains a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to length of service. Under the Company’s Section 401(k) plan, employees may elect to defer a portion of their eligible compensation, subject to annual IRC limits. Employees can make contributions to the plan on a before-tax basis, after-tax Roth basis, or a combination of both of up to 85% of their eligible compensation, subject to the maximum amount prescribed by the Internal Revenue Service.
Under the Section 401(k) plan, the Company provides discretionary matching contributions equal to 40% of the first 6% of an employee’s contributions, up to a maximum of 2.4% of the employee’s eligible compensation. The Company intends for the Section 401(k) plan to qualify under Sections 401(a) and 501(a) of the IRC so before-tax contributions by employees to the plan, and income earned on before-tax contributions and after-tax Roth contributions, are not taxable to employees until withdrawn from the plan. After-tax Roth contributions to the Section 401(k) plan are distributed tax free under certain circumstances.
The NEOs are eligible to participate in the same group insurance and employee benefit plans as other full-time employees of the Company. The Company provides employee benefits to all eligible employees, including the NEOs, which we believe are reasonable and consistent with our overall objective to better enable the Company to attract and retain employees. These benefits include medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, basic life insurance coverage, and business travel accident insurance.
The Company designs its employee benefit plans to be affordable and competitive in relation to the market, and compliant with applicable laws and practices. The Company adjusts its employee benefit plans as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of the executive compensation program. Accordingly, we do not provide perquisites to the NEOs, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. During 2017, none of the NEOs received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each NEO.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual NEO in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.
Employment Agreement
The Company has entered into a written employment agreement with Mr. Jackson, which was subsequently amended and restated in November 2010, April 2017 and April 2018. This agreement was approved on our behalf by the Board. This agreement provides for “at will” employment and, as amended and restated, sets forth his compensation arrangements, including his annual base salary and a target annual bonus opportunity. In addition, the agreement provides for certain payments and benefits in the event of an involuntary termination of employment, including an involuntary termination of employment in connection with a change in control of the Company.
For a more detailed description of Mr. Jackson's employment agreement and a more detailed description of the terms and conditions of his post-employment compensation arrangements as contained in his employment agreement, see “Employment Agreements and Executive Severance Benefit Agreements,” which appears later on in this report.

Post-Employment Compensation
Mr. Jackson's employment agreement and, in the case of the other NEOs, individual executive severance benefit agreements, all as amended in 2017, provide for certain payments and benefits in the event of a qualifying termination of employment, including a termination of employment in connection with a change in control of the Company. We believe that these agreements will enable the NEOs to maintain their focus and dedication to their responsibilities to help maximize shareholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believe that these arrangements further our interest in encouraging retention among our NEOs.
In addition, certain of the equity awards granted to the NEOs provide for the following:
Stock Options Awards to NEOs and Time-Based RSU Awards to Mr. Callan
The stock options for shares of the Company’s Common Stock, as well as the time-based RSU award to Mr. Callan, provide that the unvested shares of the Company’s Common Stock subject to such options will vest in full (i) in the event of a termination of employment by reason of death or disability or (ii) in the event of an involuntary termination of employment on or within 24 months following a change in control of the Company (a “double-trigger” arrangement).
Performance-Based RSU Awards
The performance-based RSU awards that may be settled for shares of the Company’s Common Stock provide that:

in the event of a termination of employment by reason of death or disability, the unvested target number of shares subject to such award will vest in full; and

in the event of a change in control of the Company and subject to continued service through such date:

the number of shares subject to the award that would have vested on the date of the change in control had the award been subject to a three-year monthly time-based vesting schedule as of the date of grant will immediately vest;

the remaining shares subject to the award, if any, will vest in equal monthly installments through the three-year anniversary of the date of grant subject to continued service with us through each applicable vesting date; and

notwithstanding the foregoing, if on or within 24 months following the change in control, the employment of an NEO is involuntarily terminated or terminates by reason of death or disability, then the unvested target number of shares subject to the award will vest in full.

Other Compensation Policies
Stock Ownership Guidelines
In 2014, we adopted stock ownership guidelines for the NEOs to help ensure there is a strong alignment between their interests and the interests of the Company’s stockholders. Under these guidelines, each NEO is expected to own and hold shares of the Company’s Common Stock valued at a multiple of his or her annual base salary:

Executive Officer Subject to Ownership Policy	Minimum Required Level of Stock Ownership
Chief Executive Officer	Three times current annual base salary
Other NEOs	One times current annual base salary

Each NEO is in compliance with the ownership guidelines.
For the stock ownership guidelines, the value of the Company’s Common Stock is based on the 100-day trailing average of the market price of the Company’s Common Stock as of the last trading day of each fiscal year. Shares of the Company’s Common Stock that count towards satisfying the stock ownership guideline include all beneficially owned shares, shares subject to vested and unexercised stock options and unvested RSU awards to be settled in shares of the Company’s Common Stock.
Hedging and Pledging Policies
The Company has established an Insider Trading Policy which, among other things, prohibits short sales, engaging in transactions in publicly-traded options (such as puts and calls) and other derivative securities relating to the Company’s

Common Stock. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding the Company’s securities. In addition, the NEOs are prohibited from pledging any of the Company’s securities as collateral for a loan and from holding any of the Company’s securities in a margin account.
Equity Award Grant Policy
We grant equity awards to Company employees, including the NEOs under the Company’s 2010 Equity Incentive Plan, as amended and restated. Generally, for purposes of this plan, the grant date of all equity awards is the date on which the Compensation Committee approves the award. We may set the grant date of an equity award, however, after the date of approval.
The Compensation Committee has not delegated authority to grant equity awards under the 2010 Equity Incentive Plan. We do not intend to establish any program, plan, or practice of timing the grant of equity awards in coordination with the release of material non-public information likely to result in any increase or decrease in the value of the Company’s Common Stock.
Compensation Recovery (“Clawback”) Policy
If the Company’s financial statements must be restated due to material noncompliance with any financial reporting requirement or as required under any applicable securities law, any cash award paid to an NEO where the Compensation Committee has determined that the financial restatement has occurred will be deemed not to have been properly earned and we may recover from the NEO the amount by which the award exceeded the amount earned had our statements been accurate and initially filed as restated, as determined by the Compensation Committee.
Tax and Accounting Considerations
Deductibility of Executive Compensation
IRC Section 162(m), or Section 162(m), limits the amount that the Company may deduct for compensation paid to the Chief Executive Officer and to certain other current and former highly compensated officers that qualify as “covered employees” within the meaning of Section 162(m) to $1,000,000 per person, unless certain exemption requirements are met. However, compensation that qualifies as “performance-based” under Section 162(m) that is paid in 2017 or payable pursuant to a “written binding contract” entered into prior to November 2, 2017 and not subsequently modified may be excluded from the $1,000,000 limit. In 2013, our stockholders approved our 2010 Equity Incentive Plan and Executive Bonus Plan to, among other things, permit (but not require) the Compensation Committee to award compensation that is “performance-based” and thus fully tax-deductible by us. Prior to 2018, the Compensation Committee awarded certain compensation that is “performance-based” and thus intended to be fully tax-deductible by us. While the Compensation Committee considers the deductibility of compensation as a factor in making compensation decisions, the Compensation Committee retains the flexibility to provide compensation that is consistent with our goals, including maintaining an approach to executive compensation that strongly links pay to performance. We may pay compensation or grant equity awards to our executive officers that have their deductibility limited by Section 162(m) if we believe that such compensation is appropriate. The Compensation Committee is continuing to assess the impact of Section 162(m) of the Code, as amended, on our executive compensation programs and practices.
Taxation of “Parachute” Payments and Deferred Compensation
We do not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the IRC during 2016 and we have not agreed and are not otherwise obligated to provide any NEOs with such a “gross-up.” Sections 280G and 4999 of the IRC provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the IRC also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the IRC.
Accounting Treatment
The Company follows Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation "ASC Topic 718", for its stock-based awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSU awards, based on the grant date “fair value” of these awards.

The following table presents information concerning the total compensation of the NEOs, for services rendered to the Company in all capacities during the fiscal years ended December 31, 2017, 2016 and 2015.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)
Joseph L. Jackson Former Chairman of the Board and Former Chief Executive Officer	2017	742,308	700,000	7,230,000(4)	2,663,560	—	14,780(5)	11,350,648
	2016	689,680	—	3,272,250(6)	1,661,670	875,000	13,509(7)	6,512,109
	2015	691,667	—	3,666,000(8)	—	936,250	11,835(9)	5,305,752
Edgar O. Montes President and Chief Executive Officer	2017	486,462	—	5,422,500(10)	2,663,560	615,000	13,530(11)	9,201,052
	2016	403,926	—	2,181,500(12)	1,246,253	386,250	11,279(13)	4,229,208
	2015	390,000	—	2,444,000(14)	—	401,250	10,435(15)	3,245,685
Colm M. Callan Former Chief Financial Officer	2017	383,877	—	4,338,000(16)	1,997,670	—	6,480(17)	6,726,027
	2016	343,337	—	2,181,500(18)	1,246,253	262,650	6,360(19)	4,040,100
	2015	338,333	—	1,222,000(20)	—	272,850	4,770(21)	1,837,953
Kimberly L. Wilford Former Senior Vice President General Counsel and Corporate Secretary	2017	373,831	—	4,338,000(16)	1,997,670	—	6,480(17)	6,715,981
	2016	333,239	—	1,745,200(22)	830,835	254,925	5,674(23)	3,169,873
	2015	328,333	—	1,222,000(20)	—	264,825	4,770(21)	1,819,928

(1)
Amount represents bonus for 2017 performance pursuant to the amended and restated employment agreement with Mr. Jackson dated April 5, 2018. See “Transition Agreement” discussion below for additional details.

(2)
Amounts represent the aggregate fair market value of options granted in the fiscal years ended December 31, 2017, 2016 and 2015 to the NEOs calculated in accordance with ASC Topic 718 without regard to estimated forfeitures. See Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)
Amounts represent the total performance-based bonuses earned for services rendered in 2017, 2016 and 2015 under our Executive Bonus Plan. As noted above, delivery of Mr. Montes’ 2017 performance-based bonus has been delayed pending completion of the Company’s restatement of historical results. Messrs. Jackson and Callan and Ms. Wilford did not receive performance-based bonuses for 2017 under the Executive Bonus Plan.

(4)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2017 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2017 through December 31, 2019. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $14,460,000. In connection with his termination of employment and execution of release of claims, Mr. Jackson will be eligible to receive a pro-rata portion of the achieved award, and the remaining amount is forfeited. See “Transition Agreement” for further details.

(5)	Amount represents (i) $6,480 in 401(k) matching contribution and (ii) $8,300 in expenses associated with the use of advisors for financial and tax preparation and planning.
(6)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2016 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2016 through December 31, 2018. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $6,544,500. In connection with his termination of employment and execution of release of claims, Mr. Jackson will be eligible to receive a pro-rata portion of the achieved award, and the remaining amount is forfeited. See “Transition Agreement” for further details.

(7)	Amount represents (i) $5,674 in 401(k) matching contribution and (ii) $7,835 in expenses associated with the use of advisors for financial and tax preparation and planning.

(8)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2015 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2015 through December 31, 2017. If performance targets are met or exceeded, amounts vested can be increased up to 150% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $5,499,000.

(9)	Amount represents (i) $4,770 in 401(k) matching contribution and (ii) $7,065 in expenses associated with the use of advisors for financial and tax preparation and planning.
(10)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2017 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2017 through December 31, 2019. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $10,845,000.

(11)	Amount represents (i) $6,480 in 401(k) matching contribution and (ii) $7,050 in expenses associated with the use of advisors for financial and tax preparation and planning.
(12)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2016 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2016 through December 31, 2018. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $4,363,000.

(13)
Amount represents (i) $5,674 in 401(k) matching contribution; (ii) $105 in gift card tax gross up and (iii) $5,500 in expenses associated with the use of advisors for financial and tax preparation and planning.

(14)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2015 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2015 through December 31, 2017. If performance targets are met or exceeded, amounts vested can be increased up to 150% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $3,666,000.

(15)	Amount represents (i) $4,770 in 401(k) matching contribution and (ii) $5,665 in expenses associated with the use of advisors for financial and tax preparation and planning.
(16)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2017 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2019 through December 31, 2019. If performance targets are met or exceeded, then the amounts vested can be increased up to 200% of initial targeted RSU award, which would result in a grant date aggregate fair market value of $8,676,000. This award was forfeited in in its entirety in connection with his transition and termination of employment.

(17)	Amount represents $6,480 in 401(k) matching contribution.
(18)
Amount represents the aggregate fair market value of price-vested RSUs granted in the fiscal year ended December 31, 2016 and calculated in accordance with ASC Topic 718. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2016 through December 31, 2018. If performance targets are met or exceeded, then the amounts vested can be increased up to 200% of initial targeted RSU award, which would result in a grant date aggregate fair market value of $4,363,000. This award was forfeited in in its entirety in connection with his transition and termination of employment.

(19)	Amount represents $6,360 in 401(k) matching contribution.
(20)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2015 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2015 through December 31, 2017. If performance targets are met or exceeded, amounts vested can be increased up to 150% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $1,833,000.

(21)	Amount represents $4,770 in 401(k) matching contribution.

(22)
Amount represents the aggregate fair market value of performance RSUs granted in the fiscal year ended December 31, 2016 and calculated in accordance with ASC Topic 718 assuming that the target performance objectives are met. Performance RSUs will vest based on achievement of performance objectives during the performance period from January 1, 2016 through December 31, 2018. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award, which would result in a grant date aggregate fair market value of $3,490,400. This award was forfeited in in its entirety in connection with her transition and termination of employment.

(23)	Amount represents $5,674 in 401(k) matching contribution.

Plan-Based Awards for Fiscal 2017
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date	Grant Date Fair Value/ Incremental Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Date of Board Action	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph L. Jackson	2/17/2017	2/17/2017							100,000	$72.30		$2,663,560
	2/17/2017	2/17/2017					100,000	200,000			$72.30	$7,230,000
Edgar O. Montes	2/17/2017	2/17/2017							100,000	$72.30		$2,663,560
	2/17/2017	2/17/2017					75,000	150,000			$72.30	$5,422,500
Colm M. Callan	2/17/2017	2/17/2017							75,000	$72.30		$1,997,670
	2/17/2017	2/17/2017					60,000	120,000			$72.30	$4,338,000
Kimberly L. Wilford	2/17/2017	2/17/2017							75,000	$72.30		$1,997,670
	2/17/2017	2/17/2017					60,000	120,000			$72.30	$4,338,000

(1)
Represents awards granted under our 2017 Executive Bonus Plan that were earned based on performance in 2017. These columns show the awards that were possible at the threshold, target and maximum levels of performance. The column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table shows the actual awards earned in 2017 by our NEOs under our 2017 Executive Bonus Plan.

(2)
Represents awards of performance RSUs granted under our 2010 Equity Incentive Plan that will vest on a determination date in 2020 based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period. The columns show the awards that are possible at threshold, target and maximum levels of performance. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award. The performance period runs from January 1, 2017 through December 31, 2019. The vesting of RSUs is contingent on the recipient’s continued status as our service provider through the applicable vesting date. In connection with his termination of employment and execution of release of claims, Mr. Jackson will be eligible to receive a pro-rata portion of the achieved award, and the remaining amount is forfeited. Mr. Callan and Ms. Wilford forfeited this award in connection with their transition and termination of employment.

(3)
Amounts in this column represent the grant date fair value of stock options and performance RSUs; awards are calculated in accordance with ASC Topic 718. For options awards, that number is calculated by multiplying the Black-Scholes fair value by the number of options granted. For performance RSUs, that number is calculated by multiplying the fair market value of our common stock on the date of grant by the number of target grants.

Outstanding Equity Awards at December 31, 2017
	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph L. Jackson	3/6/2013(1)	125,000(2)	—	—	$23.76	3/6/2023
	2/24/2014(1)	59,926	2,574	—	$57.10	2/24/2024
	2/11/2016(1)	45,833	54,167	—	$43.63	2/11/2026
	2/17/2017(1)	—	100,000	—	$72.30	2/17/2027
	2/18/2015(4)						60,000	$3,720,000
	2/11/2016(5)						75,000	$4,650,000
	2/17/2017(6)						100,000	$6,200,000
Edgar O. Montes	2/9/2012(3)	40000(2)		—	$9.59	2/9/2022
	3/6/2013(1)	50000(2)		—	$23.76	3/6/2023
	2/24/2014(1)	23,964	1,036	—	$57.10	2/24/2024
	2/11/2016(1)	34,374	40,626	—	$43.63	2/11/2026
	2/17/2017(1)		100,000	—	$72.30	2/17/2027
	2/18/2015(4)						40,000	$2,480,000
	2/11/2016(5)						50,000	$3,100,000
	2/17/2017(6)						75,000	$4,650,000
Colm M. Callan	9/2/2014(1)	40,624	9,376	—	$40.80	9/2/2024
	2/11/2016(1)	34,374	40,626	—	$43.63	2/11/2026
	2/17/2017(1)		75,000	—	$72.30	2/17/2027
	9/2/2014(7)						8,750	$542,500
	2/18/2015(4)						20,000	$1,240,000
	2/11/2016(5)						50,000	$3,100,000
	2/17/2017(6)						60,000	$3,720,000
Kimberly L. Wilford	2/24/2014(1)	23,964	1,036	—	$57.10	2/24/2024
	2/11/2016(1)	22,916	27,084	—	$43.63	2/11/2026
	2/17/2017(1)		75,000	—	$72.30	2/17/2027
	2/18/2015(4)						20,000	$1,240,000
	2/11/2016(5)						40,000	$2,480,000
	2/17/2017(6)						60,000	$3,720,000

(1)
Twenty-five percent of the shares vest on the first anniversary of the vesting commencement date, and an additional 1/48th of the shares vest on each of the 36 succeeding monthly anniversaries of the vesting commencement date, subject to the respective NEO’s continued status as our service provider through the applicable vesting date.

(2)	This option is fully vested.
(3)
The shares subject to the option vest in full on the seven-year anniversary of the grant date; provided, however, (a) 25% of each grant will vest immediately if certain financial performance goals are met, (b) 25% of each grant vested upon the successful listing of our Common Stock on the NYSE and (c) the remaining 50% of each grant will vest immediately if both (a) and (b) occur, subject to the respective NEO’s continued status as our service provider through the applicable vesting date.

(4)
The performance RSUs was expected to vest on a determination date in 2018 based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period. If performance targets are met or exceeded, amounts vested can be increased up to 150% of the initial targeted RSU award. The performance period runs from January 1, 2015 through December 31, 2017. The vesting of RSUs is contingent on the NEO’s continued status as our service provider through the applicable vesting date. However, pursuant to the transition agreements executed in April 2018, Messrs. Jackson and Callan and Ms. Wilford are eligible to receive their 2015 RSU awards based on the achievement of the three performance objectives, once determined by the Company.

On April 5, 2018, the Board concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 should be restated and should no longer be relied upon. As a result, no performance RSUs will vest or be delivered to any of the NEOs until Company’s restatement of historical results is completed, and the performance objectives are determined.

(5)
The performance RSUs is expected to vest on a determination date in 2019 based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award. The performance period runs from January 1, 2016 through December 31, 2018. The vesting of RSUs is contingent on the NEO’s continued status as our service provider through the applicable vesting date.

(6)
The performance RSUs is expected to vest on a determination date in 2020 based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period. If performance targets are met or exceeded, amounts vested can be increased up to 200% of the initial targeted RSU award. The performance period runs from January 1, 2017 through December 31, 2019. The vesting of RSUs is contingent on the NEO’s continued status as our service provider through the applicable vesting date.

(7)
RSUs will vest in four equal annual installments on each of the four anniversaries of the vesting commencement date of September 2, 2014. The vesting of this award was accelerated in connection with his termination of employment. See “Transition Agreement” summary below.

Option Exercises and Stock Vested During the Year-ended December 31, 2017
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph L. Jackson	403,501	25,021,194	90,500	6,510,650
Edgar O. Montes	50,000	3,179,300	33,375	2,402,288
Colm M. Callan	—	—	8,750	517,563
Kimberly L. Wilford	50,000	1,918,670	33,375	2,402,288
Pension Benefits & Nonqualified Deferred Compensation
The Company does not provide a pension plan for its employees and no NEOs participated in a nonqualified deferred compensation plan during fiscal 2017.

Employment Agreement and Executive Severance Benefit Agreements
In April 2017, the Compensation Committee made market competitive changes to the severance and change in control arrangements with our NEOs. In approving these changes, the Compensation Committee, considered the possible distraction that an involuntary termination and/or change in control transaction can cause to executives, and viewed these changes to be appropriate to ensure that the Company retained the NEO’s continued dedication and to provide the NEO with enhanced financial protections.
On April 17, 2017, the Company entered into a third amended and restated employment agreement, or the employment agreement, with Joseph L. Jackson, the former Chairman and Chief Executive Officer and an amended and restated executive severance benefit agreements with each of the other NEOs, together with the third amended and restated employment agreement with Mr. Jackson, the 2017 severance benefit agreements. A description of the material terms of the 2017 severance benefit agreements is provided below. Each of these agreements was amended as described in greater detail in the “Transition Agreement” section below.
Under the applicable 2017 severance benefit agreement, if, during the period beginning on the date the Company executes the definitive agreement for a “change in control” (as defined therein) and ending on the date that is 24 months following the closing date of such change in control, the “change in control period,” the NEO has an “involuntary termination” (as defined therein), then, provided the NEO timely executes and does not revoke a release of claims and complies with his or her obligations under his or her proprietary information and inventions assignment agreement (the “PIIA”), and complies with the non-solicitation provision in the 2017 severance benefit agreement, such NEO will receive the following benefits:

•	Continued payment of his or her base salary as then in effect for 24 months for Mr. Jackson, 15 months for Mr. Montes, and 12 months for Mr. Callan and Ms. Wilford;

•
Reimbursement of COBRA premiums on a tax-neutral basis for the NEO and his or her qualified dependents for 18 months for Mr. Jackson, 15 months for Mr. Montes, and 12 months for Mr. Callan and Ms. Wilford;

•	A lump sum amount equal to 100% (200% for Mr. Jackson) of the annual target bonus in effect for the NEO for the year in which the NEO’s involuntary termination occurs; and

•	Accelerated vesting as to 100% of the NEO’s unvested equity awards that are outstanding immediately prior to the NEO’s involuntary termination.

Under the 2017 severance benefit agreements, if, outside of the change in control period, an NEO has an involuntary termination, then, provided such NEO timely executes and does not revoke a release of claims, complies with his or her obligations under the NEO’s PIIA, and complies with the non-solicitation provision in the NEO’s 2017 severance benefit agreement, such NEO will receive the following benefits:

•	Continued payment of his or her base salary as then in effect for 18 months for Mr. Jackson, 15 months for Mr. Montes, or 12 months for Mr. Callan and Ms. Wilford; and

•
Reimbursement of COBRA premiums on a tax-neutral basis for the NEO and his or her qualified dependents for 18 months for Mr. Jackson, 15 months for Mr. Montes, or 12 months for Mr. Callan and Ms. Wilford.

•	In the case of Mr. Jackson only:

◦	An additional 18 months of vesting for all stock options that are outstanding on the date of his involuntary termination that are subject solely to time-based vesting; and

◦
With regard to equity awards that (i) are eligible to vest, in whole or in part, based on the achievement of one or more performance metrics and (ii) were granted more than 12 months before his involuntary termination, Mr. Jackson will be eligible to vest in each award as to (x) the portion of such award that otherwise would be eligible to vest based on actual achievement of the relevant performance metrics during the full performance period multiplied by (y) a fraction where the numerator is the total number of calendar days between the beginning of the applicable performance period and the date of the involuntary termination and the denominator is the total number of days in the performance period.

or

•
In the event his involuntary termination is due to his death or “incapacity” (as defined in his Amended Severance Agreements), then 100% of the unvested portion of each of his equity awards will become immediately vested and exercisable.

Each 2017 severance benefit agreement provides that, if, outside of the change in control period, a NEO has an involuntary termination, then, provided such NEO timely executes and does not revoke a release of claims and complies with his or her obligations under the NEO’s PIIA, such NEO will receive the following benefits:

•	Continued payment of his or her base salary as then in effect for one month; and

•	Reimbursement of COBRA premiums on a tax-neutral basis for the NEO and his or her qualified dependents for one month.
If Mr. Jackson’s employment with us terminates due to his death or “incapacity,” then he will receive the severance benefits described above, subject to complying with the terms and conditions described above.
If the employment of Mr. Montes, Mr. Callan, or Ms. Wilford terminates with us due to his or her death or “incapacity” (as defined in the applicable 2017 severance benefit agreement) and such NEO holds one or more unvested equity awards immediately prior to such termination, then 100% of the unvested portion of each of his or her equity awards will become immediately vested and exercisable. In addition, he or she will receive the COBRA reimbursements and corresponding tax gross-up payments described above, subject to compliance with the terms and conditions described above.
If any of the severance and other benefits provided for in an 2017 severance benefit agreement or otherwise payable to a NEO (“280G Payments”) constitute “parachute payments” within the meaning of Section 280G of the IRC and could be subject to excise tax under Section 4999 of the IRC, then the 280G Payments will be delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to excise tax, whichever results in the greater amount of after-tax benefits to such NEO. The 2017 severance benefit agreements do not require us to provide any tax gross-up payment to any NEO.
In addition, Mr. Jackson’s 2017 severance benefit agreement provides that he will continue to serve as the Chairman and Chief Executive Officer. Mr. Jackson will continue to be paid a base salary at the annualized rate of $750,000 and, for each year he is employed by us, will be eligible to receive a cash bonus at a target amount and dollar amount determined by the Compensation Committee, but which target amount will not be less than 100% of Mr. Jackson’s base salary received during such fiscal year.
The terms “involuntary termination” and “change in control” have the meanings set forth in the severance benefit agreements.

Triggering Event	Salary ($)	Bonus ($)	Accelerated Stock Options (1) ($)	Accelerated RSUs (2) ($)	Health Care Benefits ($)	Total ($)
Joseph L. Jackson
Termination Without Cause Not in Connection with a Change in Control	1,125,000(3)	750,000	548,552	6,817,172	30,799(4)	9,271,523
Termination Without Cause or Constructive Termination after a Change in Control	1,500,000(5)	1,500,000(5)	1,007,660(6)	14,750,000(6)	30,799(4)	18,788,459
Change in Control Only	—	—	—	4,098,944(7)	—	4,098,944
Edgar O. Montes
Termination Without Cause Not in Connection with a Change in Control	625,000(8)	—	—	—	25,665(9)	650,665
Termination Without Cause or Constructive Termination after a Change in Control	625,000	500,000(12)	751,376(11)	10,230,000(11)	25,665(9)	12,132,041
Change in Control Only	—	—	—	5,528,416(7)	—	5,528,416
Colm M. Callan
Termination Without Cause Not in Connection with a Change in Control	390,000	—	—	—	10,945	400,945
Termination Without Cause or Constructive Termination after a Change in Control	390,000	293,000(10)	945,071(12)	8,602,500(12)	10,945	10,241,516
Change in Control Only	—	—	—	4,098,944(7)	—	4,098,944
Kimberly L. Wilford						—
Termination Without Cause Not in Connection with a Change in Control	380,000	—	—	—	7,431	387,431
Termination Without Cause or Constructive Termination after a Change in Control	380,000	266,000(10)	502,609(13)	7,440,000(13)	7,431	8,596,040
Change in Control Only	—	—	—	3,720,062(7)	—	3,720,062

(1)	Amount reflects the difference between the closing sales price of a share of our common stock on December 31, 2017 ($62.00) and the per share exercise price for the option.
(2)	Amount reflects the closing sales price of a share of our common stock on December 31, 2017 ($62.00).
(3)
Upon an involuntary termination, Mr. Jackson would receive payment of his salary over a period of 18 months, provided Mr. Jackson executes a general release of claims and an agreement not to complete with us during the period of time that he receives severance benefits from us.

(4)
Upon an involuntary termination, Mr. Jackson would receive reimbursement, and tax gross-up payments for such reimbursement (if applicable), for the cost of medical care coverage through our benefit plans for Mr. Jackson, his spouse and his eligible dependents for a period of 18 months, provided Mr. Jackson agrees to a general release of claims and covenant not to complete with us during the period of time that he receives severance benefits from us. The amount shown is exclusive of the tax gross-up payment.

(5)
Upon an involuntary termination (i) within 24 months of a change in control or (ii) during the time between the signing and closing a definitive agreement for a change in control transaction, Mr. Jackson will be considered for a termination bonus, with the amount of such termination bonus to be determined by our Board subject to achieving corporate and individual performance goals. The amount shown is Mr. Jackson’s target annual bonus for 2017.

(6)
As of December 31, 2017, the following shares of common stock would accelerate if Mr. Jackson were terminated without cause or resigned for good reason in connection with a change of control within 24 months following a change in control of us: 156,741 option awards and 130,279 RSUs. This calculation includes RSUs that could vest on a change in control, as reported in the “Change in Control only column” and described under footnote 7.

(7)
Amount is based on vesting in the number of target RSUs that would have vested upon a change in control on December 31, 2017 had the award of RSUs been subject to a three-year monthly time-based vesting schedule as of the grant date.

(8)
Upon an involuntary termination, the NEO would receive payment of his or her salary over a period of fifteen months, provided the NEO executes a general release of claims and an agreement not to complete with us during the period of time that he or she receives severance benefits from us.

(9)
Upon an involuntary termination, the NEO would receive reimbursement, and tax gross-up payments for such reimbursement (if applicable), for the cost of medical care coverage through our benefit plans for the NEO, his or her spouse and dependents for a period of fifteen months, provided the NEO executes a general release of claims and an agreement not to complete with us during the period of time that he or she receives severance benefits from us. The amount shown is exclusive of the tax gross-up payment.

(10)
Upon an involuntary termination (i) within 12 months of a change in control or (ii) during the time between signing and closing a definitive agreement for a change in control transaction, the NEO will be eligible to receive a payment equal to the pro-rata portion of their annual target bonus.

(11)
As of December 31, 2017, the following shares of common stock would accelerate if Mr. Montes were terminated without cause or resigned for good reason in connection with a change of control: 141,662 shares subject to option awards and 89,168 RSUs. This calculation includes RSUs that could vest on a change in control, as reported in the “Change in Control only column” and described under footnote 7.

(12)
As of December 31, 2017, the following shares of common stock would accelerate if Mr. Callan were terminated without cause or resigned for good reason in connection with a change of control within 24 months following a change in control of us: 125,002 shares subject to option awards and 66,112 RSUs. This calculation includes RSUs that could vest on a change in control, as reported in the “Change in Control only column” and described under footnote 7.

(13)
As of December 31, 2017, the following shares of common stock would accelerate if Ms. Wilford were terminated without cause or resigned for good reason in connection with a change of control: 103,120 shares subject to option awards and 60,001 RSUs. This calculation includes RSUs that could vest on a change in control, as reported in the “Change in Control only column” and described under footnote 7.

Transition Agreements

Joseph Jackson
On April 5, 2018, Mr. Jackson resigned from his position as Chief Executive Officer, effective as of April 5, 2018, and the Board approved the appointment of Mr. Jackson as Executive Chairman of the Company, also effective April 5, 2018. Effective as of the date of Mr. Jackson’s appointment as Executive Chairman, Mr. Jackson’s annual base salary was changed to an annualized rate of $575,000, and for each year he is employed with us, he is eligible to receive a cash bonus at a target amount and dollar amount determined by the Compensation Committee. For 2018, Mr. Jackson’s annual target bonus amount is $350,000. The actual bonus payable will depend on Mr. Jackson’s performance and the extent to which Mr. Jackson has achieved the performance goals established for him. Mr. Jackson also will be entitled to receive a cash retention bonus of $300,000 if he remains employed with the Company as Executive Chairman in good standing on December 31, 2018. In addition, Mr. Jackson remains eligible to receive the same severance and change in control benefits as currently in effect and as described in the “Employment Agreement and Executive Severance Benefit Agreements” section above. No changes were made to the terms applicable to Mr. Jackson’s currently-outstanding Company equity awards, and service-based vesting will continue during the employment period. The Company entered into an amended and restated employment agreement with Mr. Jackson memorializing the terms set forth herein. This agreement included a term that expires on December 31, 2018, but is renewable by mutual agreement of the parties with 30 days advanced notice. If either party fails to renew, this agreement provides that this failure to renew will be treated as an “involuntary termination” without “cause” under the amended and restated employment agreement.
On September 6, 2018, Mr. Jackson resigned as Executive Chairman. In connection with his employment resignation from the Company, the Compensation Committee determined that if Mr. Jackson signs and does not revoke a release of claims with the Company and continues to comply with his restrictive covenants, he is entitled to receive on the date of his resignation the severance and other termination benefits otherwise payable to him on December 31, 2018 on a voluntary resignation pursuant to the amended and restated employment agreement described in the paragraph above, except that the exercise period of his then-vested and outstanding stock options shall be extended until the later of (x) ninety (90) days following the termination date or (y) ninety (90) days following the Company’s next filing of a registration statement on Form S-8 with the SEC (the “S-8 Filing”), in all cases, subject to earlier termination in connection with a change in control or similar event in accordance with the applicable equity plan.

Edgar Montes
In connection with Mr. Jackson’s resignation from his position as Chief Executive Officer, the Board approved the appointment of Mr. Montes as President and Chief Executive Officer, effective as of April 5, 2018. Additionally, the Board appointed Mr. Montes to serve as a member of the Board, effective as of April 5, 2018.
In connection with Mr. Montes’s appointment as Chief Executive Officer, Mr. Montes’s annual base salary was changed to an annualized rate of $600,000 and for each year he is employed by us, he is eligible to receive a cash bonus at a target amount and dollar amount determined by the Compensation Committee, but which target amount will not be less than 100% of Mr. Montes’ base salary received during such fiscal year. The actual bonus payable for each fiscal year will be subject to the terms of a written bonus plan and depend on Mr. Montes’ performance and the extent to which Mr. Montes has achieved the performance goals established for him for that year, and such other considerations determined by the Compensation Committee. Mr. Montes remains eligible to receive the same severance and change in control benefits as currently in effect and as described in the “Employment Agreement and Executive Severance Benefit Agreements” section above. In addition, if, outside the period beginning on the date we execute a definitive agreement for a “change in control” (as defined in his agreement) and ending on the date that is 24 months following the closing date of such change in control, Mr. Montes has an “involuntary termination,” then, as long as he complies with the conditions for receiving the other severance benefits under his agreement, he is entitled to (1) an additional 12 months of vesting for all stock options that are outstanding on the date of his involuntary termination that are subject solely to time-based vesting; and (2) with regard to equity awards that (A) are eligible to vest, in whole or in part, based on the achievement of one or more performance metrics and (B) were granted more than 12 months before his involuntary termination, Mr. Montes is eligible to vest in each award as to (i) the portion of such award that otherwise would be eligible to vest based on actual achievement of the relevant performance metrics during the full performance period multiplied by (y) a fraction where the numerator is the total number of calendar days between the beginning of the applicable performance period and the date of the involuntary termination and the denominator is the total number of days in the performance period. No other changes were made to the terms applicable to Mr. Montes’ currently-outstanding Company equity awards. The Company entered into an employment agreement with Mr. Montes memorializing the terms set forth herein.

Colm Callan
On April 5, 2018, Mr. Callan resigned from his position as Chief Financial Officer, effective as of April 5, 2018, and continued his employment with the Company to effect a seamless transition to the incoming interim chief financial officer, followed by the termination of his employment on July 4, 2018. During the transition period, Mr. Callan continued to receive his base salary, vest in his Company equity awards in accordance with their terms in effect as of the transition date, and was eligible to participate in the then-available Company employee benefit programs in accordance with their terms. In addition, by remaining employed through the end of the transition period, he received a lump sum cash payment of $180,000. If Mr. Callan’s employment was terminated by the Company other than for “cause,” prior to the end of the transition period, he would have received the base salary amount that he otherwise would have received had he been employed with the Company through the end of the transition period, the transition bonus described in the preceding sentence, and the vesting of his Company equity awards would have been deemed to be the same as if he had been employed with the Company through the end of the transition period. On his termination date, (i) he received the severance and other benefits payable on an involuntary termination (ii) he vested in the portion of his performance RSU grant dated February 18, 2015, that otherwise became eligible to vest based on actual achievement of the applicable performance metrics as determined by the Compensation Committee, (iii) because the S-8 Filing has not occurred as of the termination date, the exercise period of his then-vested and outstanding stock options was extended until the later of (x) 90 days following the termination date or (y) 30 days following the S-8 Filing date, in all cases, subject to earlier termination in connection with a change in control or similar event in accordance with the applicable equity plan, and (iv) 100% of the then-unvested portion of his RSUs granted and stock options, in each case, granted on September 2, 2014, fully vested and, in the case of stock options, became immediately exercisable. The receipt of the payments and benefits described in the previous sentence was subject to Mr. Callan not being terminated by the Company for “cause,” satisfying the other conditions for severance under this agreement and signing and not revoking a supplemental release of claims with the Company. The Company entered into a transition services agreement and release with Mr. Callan in connection with his transition memorializing the terms set forth herein.

Kimberly Wilford
On April 5, 2018, Ms. Wilford resigned from her position as Senior Vice President, General Counsel and Corporate Secretary of the Company, effective as of April 5, 2018, and continued her employment with the Company to effect a seamless transition, followed by the termination of her employment on July 4, 2018. During this transition period, Ms. Wilford continued to receive her base salary, vest in her Company equity awards in accordance with their terms in effect as of the transition date, and participated in the then-available Company employee benefit programs in accordance with their terms. In addition, because Ms. Wilford remained employed through the end of the transition period, she received a lump sum cash payment of $160,000. If Ms. Wilford’s employment terminated by the Company other than for “cause,” prior to the end of the transition period, she would have received the base salary amount that she otherwise would have received had she been employed with the Company through the end of the transition period, the transition bonus described in the preceding sentence, and the vesting of her Company equity awards would be deemed to be the same as if she had been employed with the Company through the end of the transition period. On her termination date, (i) she received the severance and other benefits payable on an involuntary termination (ii) she vested in the portion of her performance RSU grant dated February 18, 2015, that otherwise became eligible to vest based on actual achievement of the applicable performance metrics as determined by the Compensation Committee, (iii) because the Company had not yet made the S-8 Filing as of the termination date, the exercise period of her then-vested and outstanding stock options was extended until the later of (x) 90 days following the termination date or (y) 30 days following the S-8 Filing date, in all cases, subject to earlier termination in connection with a change in control or similar event in accordance with the applicable equity plan, The receipt of the payments and benefits described in the previous sentence was subject to Ms. Wilford not being terminated by the Company for “cause,” satisfying the other conditions for severance under her agreement, and signing and not revoking a supplemental release of claims with the Company. The Company entered into a transition services agreement and release with Ms. Wilford in connection with her transition memorializing the terms set forth herein.
Equity Compensation Plan Information
The following table sets forth information regarding outstanding stock options and the shares of the Company’s Common Stock reserved for future issuance under the Company’s equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,506,386	47.24	5,729,525
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	3,506,386	47.24	5,729,525

(1)
Consists of the 2000 Stock Option/Stock Issuance Plan, the 2010 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan. The 2000 Stock Option/Stock Issuance Plan terminated in 2010 and as a result, no additional awards will be granted under the 2000 Stock Option/Stock Issuance Plan. However, the 2000 Stock Option/Stock Issuance Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Our 2010 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2011 fiscal year, equal to the least of (i) 1,500,000 shares of our Common Stock, (ii) four percent (4%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year, or (iii) such lesser amount as our Board may determine. Our 2012 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of (i) 500,000 shares of our Common Stock, (ii) one percent (1%) of the outstanding shares of our Common Stock on the first day of the fiscal year, or (iii) such lesser amount as our Board or a designated committee acting as administrator of the plan may determine.

(2)	The amount reported includes 1,855,265 shares available for purchase under the 2012 Employee Stock Purchase Plan at the end of fiscal 2017.

Chief Executive Officer Pay Ratio Disclosure

Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Jackson, our Chief Executive Officer for 2017, and the total annual compensation of our median employee (other than Mr. Jackson). For our last completed fiscal year, which ended December 31, 2017:

•	The median of the total annual compensation of all employees (other than Mr. Jackson) of ours (including our consolidated subsidiaries) was $56,977.

•	Mr. Jackson’s total annual compensation, as reported in the Summary Compensation Table included in this report, was $11,350,648.

•	Based on the above, for fiscal 2017, the ratio of Mr. Jackson’s total annual compensation to the median of the total annual compensation of all employees was 199 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above.

The methodology we used to calculate the pay ratio is described below:

•
We determined the median of the total annual compensation of our employees as of December 31, 2017 at which time we (including our consolidated subsidiaries) had approximately 2,098 full-time, part-time and temporary employees, all of whom are U.S. employees.

•
We then compared the sum of (i) the total annual cash compensation earned by each of these employees for fiscal 2017 as reflected in our payroll records to determine the median employee, annualizing the compensation of approximately full-time employees who started their employment with us in fiscal 2017 but did not work for us or our consolidated subsidiaries for the entire year.

•
Once we identified our median employee, we estimated the median employee’s total annual compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median total annual compensation disclosed above. With respect to Mr. Jackson’s total annual compensation, we used the amount reported in the “Total” column of our fiscal 2017 Summary Compensation Table included in this report.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the section titled “Executive Compensation” with management. Based on such review and discussion, the Compensation Committee has recommended to the board of directors that the section titled “Executive Compensation” be included in this Annual Report on Form 10-K.

Respectfully submitted by the members of the Compensation Committee of the board of directors:
Jerome D, Gramaglia (Chair)
Thomas A. Bevilacqua

Compensation of Directors

The following table provides information concerning the compensation paid by the Company to each non-employee directors for fiscal 2017. The Chief Executive Officer did not receive additional compensation for his service as a director and, consequently, is not included in the table. The compensation received by the Chief Executive Officer as an employee is presented in the “Summary Compensation Table,” which appears above in this report.

Name	Fees Earned or Paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Thomas A. Bevilacqua (2)	45,750	185,000	—	230,750
Bruce G. Bodaken (3)	43,875	185,000	—	228,875
Mariann Byerwalter (4)	46,875	185,000	—	231,875
Jerome D. Gramaglia (5)	57,375	185,000	—	242,375
John W. Larson (6)	50,000	185,000	—	235,000
Robert Metzger (7)	57,500	185,000	—	242,500
Edward C. Nafus (8)	22,875	—	—	22,875

(1)
The amounts shown reflect the aggregate grant date fair value of stock awards and option awards granted, determined in accordance with ASC Topic 718. See Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 regarding assumptions underlying valuation of equity awards. These amounts do not correspond to the actual value that may be recognized by the directors.

(2)	As of December 31, 2017, Mr. Bevilacqua held options to purchase 15,500 shares of common stock and 2,500 unvested RSUs.
(3)	As of December 31, 2017, Mr. Bodaken held no options to purchase shares of common stock and 2,500 unvested RSUs.
(4)	As of December 31, 2017, Ms. Byerwalter held no options to purchase shares of common stock and 2,500 unvested RSUs.
(5)	As of December 31, 2017, Mr. Gramaglia held options to purchase 23,000 shares of common stock and 2,500 unvested RSUs.
(6)	As of December 31, 2017, Mr. Larson held no options to purchase shares of common stock and 2,500 unvested RSUs.
(7)	As of December 31, 2017, Mr. Metzger held 15,000 options to purchase shares of common stock and 9,167 unvested RSUs.
(8)	Mr. Nafus stepped down from the Board effective as of the 2017 Annual Meeting. As of December 31, 2017, Mr. Nafus held options to purchase 17,800 shares of common stock and no unvested RSUs.

Standard Compensation Arrangements for Non-Employee Directors
Cash Compensation Effective through March 31, 2017:
Pursuant to the Company’s non-employee director compensation program, the Non-Executive Chairman of the Board received an annual retainer of $50,000 and each of the remaining non-employee directors received an annual retainer of $25,000, payable quarterly. If a non-employee director served for only a portion of a year, such non-employee director’s retainer was pro-rated for that portion of the year. The Chairman of the Audit Committee received an additional annual retainer of $10,000, the Chairman of the Compensation Committee received an additional annual retainer of $6,500 and the Nominating Committee received an additional annual retainer of $4,000. The Non-Executive Chairman of the Board was not paid an additional committee chair retainer if he or she also served as a committee chair.

Non-employee directors were also paid $1,000 for every meeting of the Board or committee attended in person, and $500 for every meeting of the Board or committee attended telephonically.
Cash Compensation Beginning April 1, 2017
The foregoing non-employee director compensation program was amended in February 2017 and the following compensation structure became effective as of April 1, 2017:

Pursuant to the Company’s non-employee director compensation program, the Non-Executive Chairman of the Board receives an annual retainer of $70,000 and each of the remaining non-employee directors receives an annual retainer of $40,000, payable quarterly. If a non-employee director serves for only a portion of a year, such non-employee director’s retainer is pro-rated for that portion of the year. The Chairman of the Audit Committee receives an additional annual retainer of $20,000, the Chairman of the Compensation Committee receives an additional annual retainer of $15,000 and the Chairman of the Nominating Committee receives an additional annual retainer of $10,000. The Non-Executive Chairman of the Board will not be paid an additional committee chair retainer if he or she also serves as a committee chair. Committee members receive the following additional annual retainer: $7,500 (Audit Committee), $5,000 (Compensation Committee) and $3,000 (Nominating Committee).
Equity Compensation

Pursuant to the non-employee director compensation program, as amended in February 2014, each non-employee director is automatically granted equity, which may be in the form of a stock option to purchase a specified number of shares of the Company’s common stock, a specified number of RSUs or some other grant, as determined in the discretion of the Board on the date such person first becomes a non-employee director, under the equity incentive plan in place at that time. Additionally, annually, each non-employee director is automatically granted RSUs equal in value to $185,000 under the equity incentive plan in place at that time. The grant of these annual retainers will be made as of the annual meetings of the stockholders.

Pursuant to the amended non-employee director compensation program, and subject to the adjustment provisions of the Company’s equity incentive plans, any initial grants shall vest according to the schedule determined in the discretion of the Board.

The exercise price of all stock options granted pursuant to the non-employee director program is equal to the fair market value of the Company’s common stock on the date of grant. The term of all stock options will be 10 years.

Each vested stock option granted under the non-employee director compensation program is exercisable by the grantee for three years following separation from the Board.

In the event of a “change in control,” as defined in the appropriate equity incentive plan, with respect to awards granted under the non-employee director compensation program, the participant non-employee director will fully vest in and have the right to exercise awards as to all shares underlying such awards.
Equity Retention Guidelines for Non-Employee Directors

In 2014, we adopted equity retention guidelines for non-employee directors to promote an alignment between their interests and the interests of our stockholders. Under this policy, each non-employee director is encouraged, over time, to retain equity in the Company in the value of $300,000. To facilitate this policy, each director who receives an RSU award is required to retain 50% of the value of the RSU award at the date of vesting. This 50% retention requirement terminates once the director has at least $300,000 of equity in the Company on the date the RSU award vests.

For these equity retention guidelines, the value of the Company’s common stock is based on the 100-day trailing average of the market price of the Company’s common stock as of the last trading day of each fiscal year. Equity holdings that count towards satisfying this policy include all shares of Company common stock, the net value of stock options and vested RSUs retained, directly or beneficially, by the director and by his or her family (spouse and dependent children).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the December 31, 2017, as to shares of Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of our Common Stock, (ii) all of our directors and executive officers and (iii) all of our directors and executive officers as a group. The information provided in the table is based on our records, information filed with the SEC and information furnished by the respective individuals or entities, as the case may be.
Applicable percentage ownership is based on 39,771,452 shares of Common Stock outstanding as of December 31, 2017. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding all shares of Common Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of Record Date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*.”
Unless otherwise indicated below, the address of each beneficial owner listed on the table is c/o WageWorks, Inc., 1100 Park Place, Fourth Floor, San Mateo, California 94403.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information available or furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Joseph L. Jackson (1)	359,705	*
Thomas A. Bevilacqua (2)	26,041	*
Bruce G. Bodaken	6,385	*
Mariann Byerwalter	10,541	*
Jerome D. Gramaglia (3)	36,041	*
John W. Larson	33,180	*
Robert L. Metzger (4)	17,498	*
Edward C. Nafus	26,443	*
Edgar O. Montes (5)	288,595	*
Kimberly L. Wilford (6)	153,856	*
Colm M. Callan (7)	160,624	*
All Executive Officers and Directors as a group (11 persons) (8)	1,118,909	2.81%

5% Stockholders:
BlackRock, Inc. (9)	5,117,229	12.9%
The Vanguard Group (10)	3,649,416	9.2%
Time Square Capital Management, LLC (11)	2,891,844	7.3%
D.F. Dent & Company, Inc (12)	2,196,657	5.54%

*	Represent beneficial ownership of less than 1%
(1)
Includes 294,239 shares that Mr. Jackson has the right to acquire by exercise of stock options and 60,000 shares that Mr. Jackson has the right to acquire through the vesting of restricted stock units.

(2)	Includes 15,500 shares that Mr. Bevilacqua has the right to acquire by exercise of stock options.
(3)
Includes 23,000 shares that Mr. Gramaglia has the right to acquire by exercise of stock options and 2,500 shares that Mr. Gramaglia has the right to acquire through the vesting of restricted stock units.

(4)	Includes 10,832 shares that Mr. Metzger has the right to acquire by exercise of stock options and 3,333 shares that Mr. Metzger has the right to acquire through the vesting of restricted stock.
(5)	Includes 206,660 shares that Mr. Montes has the right to acquire by exercise of stock options and 40,000 shares that Mr. Montes has the right to acquire through the vesting of restricted stock
(6)	Includes 90,618 shares that Ms. Wilford has the right to acquire by exercise of stock options and 20,000 shares that Ms. Wilford has the right to acquire through the vesting of restricted stock.
(7)	Includes 122,914 shares that Mr. Callan has the right to acquire by exercise of stock options and 20,000 shares that Mr. Callan has the right to acquire through the vesting of restricted stock
(8)
Includes in total 780,763 shares that the listed individuals have the right to acquire by exercise of stock options and 145,833 shares that these same individuals have the right to acquire through the vesting of RSUs.

(9)
Based solely on a Schedule 13GA filed with the SEC by BlackRock, Inc. on January 19, 2018. Entities affiliated with BlackRock have sole voting power with respect to 5,030,006 shares of our common stock and sole dispositive power with respect to 5,117,229 shares of our common stock. The principal business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(10)
Based solely on a Schedule 13GA filed with the SEC by The Vanguard Group - 23-1945930 (“Vanguard”) on February 9, 2018. Vanguard, in its capacity as investment adviser, has sole voting power with respect to 76,847 shares of our common stock, shared voting power with respect to 7,800 shares of our common stock, sole dispositive power with respect to 3,567,669 shares of our common stock, and shared dispositive power with respect to 81,747 shares of our common stock. The principal business address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(11)
Based solely on a Schedule 13G filed with the SEC by Time Square Capital Management, LLC ("TimeSquare") on February 14, 2018. Entities affiliated with Times Square have sole voting power with respect to 2,574,994 shares of our common stock and sole dispositive power with respect to 2,891,844 shares of our common stock. The principal business address for Times Square is 7 Times Square, 42nd Floor, New York, NY 10036.

(12)
Based solely on a Schedule 13G filed with the SEC by D.F. Dent & Company, Inc. ("D.F.Dent") on January 8, 2018. Entities affiliated with D.F.Dent have sole voting and dispositive power with respect to 2,196,657 shares of our common stock. The principal business address for D.F. Dent & Company, Inc. is 400 East Pratt Street, 7th Floor, Baltimore, MD 21202.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transaction Policy
We have adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent members of our Board in the case it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
Related Party Transactions
The following is a summary of transactions since the beginning of fiscal 2017 to which we were or are a party in which the amount involved exceeds $120,000 and in which any of our directors, nominees for director, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required under the “Executive Compensation” section of this report.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Board Independence
Our common stock is listed on the NYSE. Under NYSE rules, independent directors must comprise a majority of a listed company’s board of directors within a specified period of time following the completion of a listed company’s initial public offering. In addition, NYSE rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and Nominating Committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under NYSE rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Ms. Byerwalter and Messrs. Bevilacqua, Bodaken, Gramaglia, Larson and Metzger, representing six of our eight directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under NYSE rules.

Our Board also determined that Ms. Byerwalter and Messrs. Bodaken and Metzger, who comprise our Audit Committee, Messrs. Bevilacqua, Gramaglia and Larson, who comprise our Compensation Committee, and Messrs. Bevilacqua, Gramaglia and Larson, who comprise our Nominating Committee, satisfy the independence standards for those committees established by applicable SEC rules and NYSE rules. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services
On October 31, 2018, the Audit Committee of the Board terminated the engagement of KPMG LLP as the Company’s independent registered public accounting firm, effective immediately. KPMG LLP has not previously issued an audit report or provided an audit opinion for the fiscal year ended December 31, 2017, including the restatement of certain financial statements for periods in the fiscal year ended December 31, 2016. The Company’s decision to change its independent registered public accounting firm was driven by a desire to accelerate the audit process.
On October 31, 2018, the Audit Committee approved the engagement of BDO USA, LLP as the Company’s new independent registered public accounting firm, effective immediately.
BDO USA, LLP served as the Company’s auditor with respect to the preparation of the Form 10-K for the year ended December 31, 2017, including the restatement of the Company’s financial statements for the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017. BDO USA, LLP also served as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. Due to prior services provided to the Company by BDO USA, LLP in relation to the fiscal year ended December 31, 2016, BDO did not serve as the Company’s auditor with respect to the restatement of the Company’s financial statements for the quarterly and year-to-date periods ended June 30 and

September 30, 2016 and the year ended December 31, 2016. The Audit Committee further approved the engagement of Macias, Gini & O’Connell LLP on October 31, 2018 to serve as the Company’s auditor with respect to the restatement of the Company’s financial statements for these quarterly and year-to-date periods for the fiscal year ended December 31, 2016.
Representatives of BDO USA, LLP and Macias, Gini & O’Connell, LLP are expected to be present at the Annual Meeting. They will have an opportunity to make a statement, if they desire to do so, and will be available to respond to appropriate questions.
The following table sets forth the aggregate fees billed or expected to be billed by BDO USA, LLP and Macias, Gini & O’Connell, LLP for audit and other services rendered.
.

	Fiscal Years
	2017 ($)	2016 ($)
Audit Fees (1)	2,613,903	2,800,000
Audit-Related Fees	—	—
Tax Fees	—	—
Total	2,613,903	2,800,000

(1)
Audit fees consist of fees incurred or expected to be incurred for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, and services that are normally provided by BDO USA, LLP and Macias, Gini & O’Connell, LLP in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy for pre-approving audit and non-audit services and associated fees of the Company’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all services and associated fees provided to the Company by its independent registered public accounting firm, with certain exceptions described in the policy.
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

Item 16. Form 10-K Summary

None
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	7/19/2011
3.2	Amended and Restated Bylaws of Registrant	8-K	001-35232	3.1	10/28/2016
4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	7/19/2011
4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	7/19/2011
10.1†	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	7/19/2011
10.2†	Amended and Restated 2010 Equity Incentive Plan	8-K	001-35232	10.1	4/17/2013
10.3†	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	7/19/2011
10.4†	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	4/25/2011
10.5†	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	4/25/2011
10.6†	2012 Employee Stock Purchase Plan	10-K	001-35232	10.6	2/27/2013
10.6A	Registration statement for Amended and Restated 2010 Equity Incentive Plan and 2012 Employee Stock Purchase Plan	S-8	333-204219	10.6A	5/15/2015
10.7†	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	3/7/2012
10.8†	Third Amended and Restated Employment Agreement, dated as of April 18, 2017, between Registrant and Joseph L. Jackson	8-K	001-35232	10.1	4/21/2017
10.9†	Form of Amended and Restated Executive Severance Benefit Agreement	8-K	001-35232	10.2	4/21/2017
10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	4/25/2011
10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	3/7/2012
10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	3/7/2012
10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	9/24/2012
10.10D	Credit Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	2/27/2013
10.10E	First Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated July 21, 2014	10-K	001-35232	10.10E	2/26/2015

10.10F	Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated June 5, 2015	10-K	001-35232	10.10F	2/25/2016
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
		10-K	001-35232	10.27C	2/26/2015
10.27D	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and Registrant, dated as of July 31, 2014	10-K	001-35232	10.27D	2/26/2015
10.28	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated April 10, 2014	10-Q	001-35232	10.1	5/5/2015
10.28A	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated February 9, 2015	10-Q	001-35232	10.2	5/5/2015
10.28B	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated March 25, 2015	10-Q	001-35232	10.3	5/5/2015
10.29†	Executive Bonus Plan	8-K	001-35232	10.2	4/17/2013
21.1*	List of subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Macias, Gini & O’Connell LLP, Independent Registered Public Accounting Firm
23.3*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†     Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.
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
Ismail Dawood
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edgar O. Montes and Ismail Dawood, and each or any one of them, his or her lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/ S / EDGAR O MONTES	Chief Executive Officer, President	March 18, 2019
Edgar O. Montes	and Director (Principal Executive Officer)

/ S / ISMAIL DAWOOD	Chief Financial Officer (Principal Financial Officer)	March 18, 2019
Ismail Dawood

/ S / THOMAS A BEVILACQUA	Director	March 18, 2019
Thomas A. Bevilacqua

/ S / BRUCE G BODAKEN	Director	March 18, 2019
Bruce G. Bodaken

/ S / JEROME D GRAMAGLIA	Director	March 18, 2019
Jerome D. Gramaglia

/ S / STUART C HARVEY	Director	March 18, 2019
Stuart C. Harvey

/ S / ROBERT L METZGER	Director	March 18, 2019
Robert L Metzger

/ S / GEORGE P SCANLON	Director	March 18, 2019
George P Scanlon