Form 10-Q
period 2018-03-31
WAGEWORKS, INC.
filed 2019-03-18
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]

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

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$691,341	$779,345
Restricted cash	332	332
Short-term investments	259,989	195,534
Receivables, net	126,216	107,547
Prepaid expenses and other current assets	25,772	29,271
Total current assets	1,103,650	1,112,029
Property and equipment, net	71,529	68,742
Goodwill	297,409	297,409
Acquired intangible assets, net	149,078	155,369
Deferred tax assets, net	8,027	10,143
Other assets	23,070	8,291
Total assets	$1,652,763	$1,651,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$96,316	$89,977
Customer obligations	659,602	695,368
Other current liabilities	3,310	628
Total current liabilities	759,228	785,973
Long-term debt, net of financing cost	245,035	244,915
Other non-current liabilities	9,540	8,845
Total liabilities	1,013,803	1,039,733
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,333 shares issued and 39,853 shares outstanding at March 31, 2018 and 40,251 shares issued and 39,771 shares outstanding at December 31, 2017)	41	41
Additional paid-in capital	571,598	562,131
Treasury stock at cost (480 shares at March 31, 2018 and December 31, 2017)	(22,309)	(22,309)
Accumulated other comprehensive loss	(1,085)	(354)
Retained earnings	90,715	72,741
Total stockholders’ equity	638,960	612,250
Total liabilities and stockholders’ equity	$1,652,763	$1,651,983

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Healthcare	$75,256	$74,674
COBRA	28,835	28,550
Commuter	18,878	18,543
Other	3,671	4,270
Total revenues	126,640	126,037
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	45,242	48,088
Technology and development	13,033	15,271
Sales and marketing	18,338	16,079
General and administrative	25,249	13,500
Amortization	9,991	9,237
Employee termination and other charges	—	731
Total operating expenses	111,853	102,906
Income from operations	14,787	23,131
Other income (expense):
Interest income	1,271	67
Interest expense	(2,182)	(1,436)
Other income (expense), net	(5)	(221)
Income before income taxes	13,871	21,541
Income tax provision	(2,852)	(5,484)
Net income	$11,019	$16,057
Net income per share:
Basic	$0.28	$0.43
Diluted	$0.27	$0.42
Shares used in computing net income per share:
Basic	39,823	37,025
Diluted	40,480	38,441

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$11,019	$16,057
Other comprehensive income (loss), net of tax:
Net unrealized loss on short-term investments, net of tax	(730)	—
Other comprehensive loss, net of tax	(730)	—
Total comprehensive income	$10,289	$16,057

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$11,019	$16,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,191	2,568
Amortization	9,991	9,236
Amortization of debt issuance costs	120	47
Amortization of commissions	(780)	—
Stock-based compensation expense	7,293	3,780
Loss on disposal of fixed assets	18	72
Provision for doubtful accounts	19	346
Deferred taxes	1	593
Other	(20)	—
Changes in operating assets and liabilities:
Receivables	(18,688)	(61,918)
Prepaid expenses and other current assets	7,160	4,854
Other assets	(8,341)	3,017
Accounts payable and accrued expenses	5,480	23,194
Customer obligations	(35,766)	(57,375)
Other liabilities	2,429	1,738
Net cash used in operating activities	(16,874)	(53,791)
Cash flows from investing activities:
Purchases of property and equipment	(7,618)	(5,576)
Cash paid for acquisition of intangible assets	—	(397)
Purchases of short-term investments	(99,564)	—
Proceeds from maturities of short-term investments	34,150	—
Purchases of intangible assets	(70)	—
Net cash used in investing activities	(73,102)	(5,973)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,396	4,071
Proceeds from issuance of common stock under Employee Stock Purchase Plan	869	769
Payments of debt principal	—	(2,500)
Taxes paid related to net share settlement of stock-based compensation arrangements	(218)	(4,684)
Payment of capital lease obligations	(75)	(74)
Net cash provided by (used in) financing activities	1,972	(2,418)
Net decrease in cash and cash equivalents, unrestricted and restricted	(88,004)	(62,182)
Cash and cash equivalents, unrestricted and restricted, at beginning of period	779,677	672,941
Cash and cash equivalents, unrestricted and restricted, at end of period	$691,673	$610,759
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,961	$1,262
Income taxes	$113	$171
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$4,063	$523
Property and equipment financed under capital lease	$142	$—
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

The Company operates as a single reportable segment on an entity level basis and considers itself to operate under one operating and reporting segment with healthcare, transit and other employer sponsored programs representing a group of similar products lines. The Company believes that it engages in a single business activity and operates in a single economic environment.

Basis of Presentation

The unaudited interim condensed consolidated financial statements and the related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2017 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2017 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q, was derived from audited financial statements. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year’s presentation.

Other than the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

On January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) as discussed further in Recently Adopted Accounting Pronouncements below. ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to ASC 606 used herein refer to both ASC 606 and Subtopic 340-40.

We account for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:

•	Identification of the contract, or contracts, with the customer;

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of the revenue when, or as, the Company satisfies a performance obligation.

Our revenues are derived primarily from benefit service administration, interchange and other commissions and other revenue which includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services. We account for individual products and services separately if they are distinct-that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

We account for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We measure revenue based on the consideration specified in the contract with each customer, net of any sales incentives and taxes collected on behalf of government authorities. We recognize revenue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. We make significant judgments when determining the appropriate timing of revenue recognition.

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated into Healthcare, Commuter, COBRA and Other revenue. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

•	Healthcare and commuter programs include revenues generated from the monthly administration services based on employee participant levels and interchange and other commission revenues.

•
COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ Health Reimbursement Arrangements (“HRAs”), and certain healthcare Flexible Spending Accounts (“FSAs”).

•	Other revenue includes services related to enrollment and eligibility, non-healthcare, employee account administration (i.e., tuition and health club reimbursements).

Within our Healthcare and Commuter service lines, we have determined that our administration services are a single continuous service. These services are consumed as they are received and the Company recognizes service revenue over time on a monthly basis as it satisfies its performance obligations. As such, the Company recognizes revenue in each month for the administration services provided in that month using the variable consideration allocation exception.  The Company applies this exception because it concluded that the nature of its obligations and the variable payment terms are aligned and the uncertainty related to the consideration is resolved on a monthly basis as the Company satisfies its obligations. The administration services are typically billed in the period in which services are performed.

COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. Similar to our Healthcare and Commuter service lines, our COBRA administration services are a single continuous service. These services are consumed as they are received and the Company recognizes service revenue over time on a monthly basis as it satisfies its performance obligations. As such, the Company recognizes revenue in each month for the COBRA administration services provided in that month using either the as-invoiced practical expedient or the variable consideration allocation exception. The administration services are typically billed in the period in which services are performed.

We also recognize revenues that are generated from the use of debit cards used by employee participants related to the distribution, management and monitoring of such cards and used in connection with our benefits administration services for Healthcare and Commuter service lines. These related fees are known as interchange fees and are based upon a percentage of the amounts transacted on each card. We have determined that our performance obligation for interchange is a single continuous service, which is satisfied over time each month. Therefore, we recognize interchange revenue on a monthly basis based on the services provided and use the variable consideration allocation exception. The interchange revenues are typically billed in the period in which services are performed.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Contract Assets Contract assets include amounts related to our enforceable right to consideration for completed performance obligations not yet invoiced. The contract assets are transferred to the receivables balance when the rights become unconditional.

Contract Liabilities Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. We generally invoice our customers for services as they are provided on a monthly basis, however in limited instances we may invoice in advance of services to be provided. Contract liabilities are recognized as revenue when the services are provided to the customer. Contract liabilities that are anticipated to be recognized during the succeeding twelve-month period are recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Contract Costs ASC 606 requires the recognition of an asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Incremental costs are costs that would not have been incurred if the contract had not been obtained. Examples of contract costs are commissions paid to sales personnel. Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that has been determined to be six years. The Company determined the period of benefit by taking into consideration length of customer contracts, useful life of developed technology, regulatory oversight the Company is subject to, and other factors. Amortization expense is included in Sales and marketing expenses on the condensed consolidated statements of income.

Use of Estimates

In preparing the Consolidated Financial Statements and related disclosure in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”), including all adjustments as a result of the Company's restatement, and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allocation of purchase consideration to acquired assets and liabilities from business combinations, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and web site development cost classification, and recoverability and impairments of goodwill and long-lived assets and average customer life. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

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

The following table summarizes the Company's cash and cash equivalents as at March 31, 2018 and December 31, 2017 (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	March 31, 2018	December 31, 2017
Cash and cash equivalents, unrestricted	691,341	779,345
Cash and cash equivalents, restricted	332	332
Total unrestricted and restricted cash and cash equivalents	691,673	779,677

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

Receivables

Receivables represent both trade receivables from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors.  The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write offs for the three months ended March 31, 2018 and 2017 were not significant.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities. The carrying value of the Company’s debt under the credit facility is estimated to approximate fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. The determination of the fair value of the Company’s marketable securities is further explained in Note 5 Investments and Fair Value Measurements.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Customer Obligation Liability

Many of our customer agreements include provisions whereby our customers remit funds to us which represent prefunds of employer / client and employee participant contributions related to FSA, HRA and commuter programs.  The agreements do not represent restricted cash and accordingly the amounts received are included in cash and cash equivalents on our consolidated balance sheets with a corresponding liability recorded as customer obligations. Our customers generally provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors.  In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are maintained throughout the year by our FSA, HRA and commuter clients as benefits are provided under these programs.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the Financial and Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" , amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We adopted ASC 606 on January 1, 2018 by applying the modified retrospective approach to all contracts that were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018 attributed to the deferral of commission cost. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. See Note 3 Revenue for more details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer be presented in the Statement of Cash Flows. The Company adopted this standard on January 1, 2018 using the retrospective method. This amendment did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The Company adopted this standard on January 1, 2018. This amendment did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The Company adopted this update on January 1, 2018. This amendment did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments. The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees and separately identifiable cash flows and application of the predominance principle. The Company adopted this update on January 1, 2018. This amendment did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). The update amends the scope of modification accounting for shared-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the shared-based awards are the same immediately before and after the modification. The Company adopted this update on January 1, 2018. This update did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

Recently Issued Accounting Pronouncements
In February 2016, the FASB, issued ASU, No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.
The Company will adopt the standard effective in the first quarter of 2019 and will not restate comparative periods upon adoption. The Company will elect a package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The Company currently expects that our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that were reported relative to such amounts prior to adoption. Refer to Note 14 for further information on operating lease commitments. The Company plans to adopt Topic 842 using the alternative modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. The Company does not believe the new standard will have a material impact on the consolidated statements of income, nor will it have a notable impact on liquidity. The standard will also have no material impact on debt-covenant compliance under our current agreements.

 In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on the Company's consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and will be effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in this standard are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended March 31,
	2018	2017
Numerator for basic net income per share:
Net income	$11,019	$16,057
Denominator for basic net income per share:
Weighted-average common shares outstanding	39,823	37,025
Basic net income per share	$0.28	$0.43

Numerator for diluted net income per share:
Net income	$11,019	$16,057
Denominator for diluted net income per share:
Weighted-average common shares outstanding	39,823	37,025
Dilutive stock options, restricted stock and performance restricted stock units and employee stock purchase plan shares	657	1,416
Diluted weighted-average common shares outstanding	40,480	38,441
Diluted net income per share	$0.27	$0.42

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. The Company excluded 1.4 million and 0.6 million anti-dilutive share equivalents in the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively.

Note 3     Revenue

On January 1, 2018, we adopted ASC 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for our accounting policies applied to revenue recognition prior to adoption of ASC 606. We generally invoice our customers at the beginning of the term on a monthly basis with a term of net 30-60 days. We applied the practical expedient provided by ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The primary impact of adopting ASC 606 relates to the deferral of incremental costs of obtaining customer contracts and the amortization of those costs over the period of benefit. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. The adoption of the preceding standard did not have a material impact on the Company's revenue for the three months ended March 31, 2018.

Disaggregation of Revenue

The Company's primary categories of revenue are Healthcare, Commuter, COBRA and Other revenue and are disclosed in the condensed consolidated statements of income. The following table provides information about disaggregated revenue from contracts with customers by the nature of the products and services (in thousands):

	Three Months Ended March 31
	2018	2017
Benefit administration services and COBRA	$104,440	$106,585
Interchange	15,745	15,037
Other revenue	6,455	4,415
	$126,640	$126,037

Contract Balances

We generally do not recognize revenue in advance of invoicing our customers, however, we record a receivable when revenue is recognized prior to payment and we have unconditional right to payment. Alternatively, when payment precedes the related services, we record a contract liability, or deferred revenue, until our performance obligations are satisfied. Our deferred revenue as of March 31, 2018 and December 31, 2017 was $16.9 million and $3.4 million net of $1.0 million of contract assets, respectively. The balances relate to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue. The Company expects to satisfy its remaining obligations for these arrangements.

Contract Costs

Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs, which primarily consist of deferred sales commissions, were $9.4 million and $9.3 million as of March 31, 2018 and January 1, 2018, respectively and are included in other assets on the condensed consolidated balance sheets. Amortization expense for the deferred costs was $0.6 million for the three months ended March 31, 2018. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred contract costs are amortized on a straight-line basis over the period of benefit, which is consistent with the pattern of transfer of the good or service to which the asset relates. The Company has applied the practical expedient which allows and entity to account for incremental costs of obtaining a contract at a portfolio level.

Performance Obligations

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

During the three months ended March 31, 2018, the Company recognized revenue of $0.3 million attributable to changes in the estimated transaction price allocated to performance obligations satisfied in prior periods.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The Company applies the practical expedient to not disclose information about contracts with original expected durations of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised as of March 31, 2018 (in thousands):

2018	2019	2020	2021 and thereafter	Total
$429	571	571	1,716	$3,287

Impacts on Financial Statements

In accordance with Topic 606, the disclosure of the impact of adoption to our unaudited condensed consolidated statements of income and balance sheets and statements of cash flows was as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Operating expenses:
Sales and marketing	$18,338	49	$18,387

Total operating expenses	111,853	49	111,902

Income from operations	14,787	(49)	14,738

Income before income taxes	13,871	(49)	13,822

Income tax provision	(2,852)	10	(2,842)

Net income	11,019	(39)	10,980

Net income per share:
Basic	$0.28		$0.28
Diluted	$0.27		$0.27

	March 31, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Assets
Other assets	$23,070	$(6,995)	$16,075
Total assets	1,652,763	(6,995)	1,645,768

Liabilities and Stockholders' Equity
Retained earnings	90,715	(6,995)	83,720
Total Stockholders' equity	$638,960	$(6,995)	$631,965

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 4     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three months ended March 31, 2018.

Intangible Assets

Acquired intangible assets at March 31, 2018 and December 31, 2017 were comprised of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client/broker contracts and relationships	$237,291	$(90,633)	$146,658	$237,221	$(84,581)	$152,640
Trade names	3,880	(3,516)	364	3,880	(3,492)	388
Technology	14,646	(13,288)	1,358	14,646	(13,047)	1,599
Noncompete agreements	2,232	(2,031)	201	2,232	(2,013)	219
Favorable lease agreements	1,134	(637)	497	1,134	(611)	523
Total	$259,183	$(110,105)	$149,078	$259,113	$(103,744)	$155,369

Amortization of intangible assets totaled $6.4 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively.

Acquired intangible assets are amortized on a straight-line basis generally over one to ten years.

The estimated amortization expense in future periods at March 31, 2018 is as follows (in thousands):
໿

As of March 31, 2018
Remainder of 2018	$19,091
2019	24,894
2020	22,729
2021	19,925
2022	17,489
Thereafter	44,950
Total	$149,078

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Investments and Fair Value Measurements

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as of March 31, 2018 (in thousands):

	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$83	$—	$—	$83	$83	$—
Commercial paper	16,585	—	(3)	16,582	—	16,582
Total cash equivalents	$16,668	$—	$(3)	$16,665	$83	$16,582

Short-term investments:
U.S. government securities	$28,891	$—	$(121)	$28,770	$28,770	$—
U.S. government agency securities	14,295	1	(68)	14,228	—	14,228
Municipal bonds	7,006	—	(8)	6,998	—	6,998
Foreign government securities	14,960	—	(89)	14,871	—	14,871
Corporate debt securities	140,623	8	(934)	139,697	—	139,697
Commercial paper	22,749	—	(13)	22,736	—	22,736
Certificates of deposit	1,255	—	—	1,255	—	1,255
Asset-backed securities	31,645	—	(211)	31,434	—	31,434
Total short-term investments	$261,424	$9	$(1,444)	$259,989	$28,770	$231,219
Total cash equivalents and short-term investments	$278,092	$9	$(1,447)	$276,654	$28,853	$247,801

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as of December 31, 2017 (in thousands):

	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$58,953	$—	$—	$58,953	$58,953	$—
Commercial paper	21,930	—	(3)	21,927	—	21,927
Total cash equivalents	$80,883	$—	$(3)	$80,880	$58,953	$21,927

Short-Term Investments:
U.S. government securities	$17,472	$—	$(41)	$17,431	$17,431	$—
U.S. government agency securities	11,540	—	(30)	11,510	—	11,510
Municipal bonds	6,974	2	(8)	6,968	—	6,968
Foreign government securities	7,499	—	(27)	7,472	—	7,472
Corporate debt securities	105,144	3	(273)	104,874	—	104,874
Commercial paper	30,798	1	(9)	30,790	—	30,790
Certificates of deposit	1,255	—	—	1,255	—	1,255
Asset-backed securities	15,310	—	(76)	15,234	—	15,234
Total short-term investments	$195,992	$6	$(464)	$195,534	$17,431	$178,103
Total cash equivalents and short-term investments	$276,875	$6	$(467)	$276,414	$76,384	$200,030

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As of March 31, 2018, the Company had no investments that were in an unrealized loss position for a period of twelve months or greater and have determined that the gross unrealized losses on investments are temporary in nature.

Realized gains and losses on marketable securities are included in other income (expense) on the Company's consolidated statements of income. Gross realized gains and losses on marketable securities for the three months ended March 31, 2018 were not significant.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following table summarizes the estimated amortized cost and fair value of the Company's marketable securities by the contractual maturity date as at March 31, 2018 (in thousands):

	Amortized Cost	Fair Value
Due less than one year	$124,173	$123,882
Due in one to five years	153,919	152,772
Total	$278,092	$276,654

The following table summarizes the estimated amortized cost and fair value of the Company's marketable securities by the contractual maturity date as at December 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Due less than one year	$157,651	$157,573
Due in one to five years	119,224	118,841
Total	$276,875	$276,414

Note 6    Receivables

Receivables at March 31, 2018 and December 31, 2017 were comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Trade receivables	$65,306	$58,067
Unpaid amounts for benefit services	63,484	52,054
Receivables, gross	128,790	110,121
Less: allowance for doubtful accounts	(2,574)	(2,574)
Receivables, net	$126,216	$107,547

Note 7     Property and Equipment

Property and equipment at March 31, 2018 and December 31, 2017 were comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Computers and equipment	$24,707	$22,702
Software and software development costs	126,312	120,278
Furniture and fixtures	7,772	7,754
Leasehold improvements	26,046	25,097
	$184,837	$175,831
Less: accumulated depreciation and amortization	(113,308)	(107,089)
Property and equipment, net	$71,529	$68,742

As of March 31, 2018 and December 31, 2017, total assets under capital lease obligations were $1.8 million and $1.7 million respectively, and were classified as computers and equipment. Accumulated depreciation for assets under capital lease obligations was $1.2 million and $1.1 million as at March 31, 2018 and December 31, 2017.

The Company capitalized software development costs of $5.7 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense related to capitalized software development costs was $3.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. These costs are included in amortization in the condensed consolidated statements of income. At March 31, 2018, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $36.7 million.

Total depreciation expense plus amortization of software and internally developed software for the three months ended March 31, 2018 and 2017 was $6.8 million and $5.3 million, respectively.

Note 8     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2018 and December 31, 2017 were comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Payable to benefit providers and transit agencies	$24,655	$23,788
Accounts payable and accrued liabilities	26,841	32,469
Accrued compensation and related benefits	24,229	25,921
Other accrued expenses	5,555	5,275
Deferred revenue	15,036	2,524
Accounts payable and accrued expenses	$96,316	$89,977

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 9     Long-term debt

As of March 31, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility used	$249,830	$249,830
Less: Outstanding letters of credit	(2,830)	(2,830)
Outstanding revolving credit facility	247,000	247,000
Unamortized loan origination fees	(1,965)	(2,085)
Long-term debt	$245,035	$244,915

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, and increased the Company's borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit sub-facility. The Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. The Company may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. The fees incurred in connection with the Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets.

The loans bear interest, at the Company’s option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of March 31, 2018, the interest rate applicable to the revolving credit facility was 3.24%.

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

On April 5, 2018, the Company's Board of Directors concluded the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. On March 22, 2018 the Company entered a “First Reporting Extension” Agreement and on June 25, 2018 entered a “Second Reporting Extension” Agreement. These agreements are amendments to the Credit Agreement dated April 4, 2017 and provide credit accommodations to the Company in the form of modification of the reporting and Compliance Certificates. In 2018, the Company paid the Agent $0.8 million to extend the delivery date of the delinquent financial statements to March 16, 2019 pursuant to the Reporting Extension Agreement. In March 2019, the Company entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of any remaining delinquent financial statements to May 10, 2019.

As of March 31, 2018, the Company had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Credit Agreement.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

applicable interest rate. Upon an event of default, the lenders may terminate the commitments, declare the outstanding obligations payable by the Company to be immediately due and payable, and exercise other rights and remedies provided for under the credit facility.

Note 10     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. During the three months ended March 31, 2018, the Company did not incur any employee termination or facility closure costs. In the three months ended March 31, 2017, the Company recorded a charge of $0.7 million in employee termination and other charges expense line item.

Note 11     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$1,667	$1,740
Technology and development	575	611
Sales and marketing	978	786
General and administrative	4,073	643
Total	$7,293	$3,780

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of March 31, 2018, the 2010 Plan has a total of 3.4 million common stock shares available for issuance.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended March 31,
	2018	2017
Stock options granted (in thousands)	—	518
Weighted-average fair value at date of grant	$—	$26.74

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock option activity for the three months ended March 31, 2018 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,478	$47.24	7.22	$42,324
Granted	—	—
Exercised	(54)	26.10
Forfeited and cancelled	(14)	54.68
Outstanding as of March 31, 2018	2,410	$47.67	5.60	$14,900
Vested and expected to vest at March 31, 2018	2,330	$47.27	5.60	$14,861
Exercisable at March 31, 2018	1,470	$40.26	5.10	$14,405

As of March 31, 2018, there was $16.3 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately 2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon performance-based, market-based, or service-based criteria.

In the first quarter of 2018, the Company granted no performance-based restricted stock units. During the same period in 2017, the Company granted 343,000 of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% of the target number of shares originally granted, depending on terms of the grant agreement.

Stock-based compensation expense related to restricted stock units was $4.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Total unrecorded stock-based compensation expense at March 31, 2018 associated with restricted stock units was estimated at $19.1 million, which is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Plan (shares in thousands):

	(Shares in thousands)		Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Service- based RSUs	Performance- based RSUs
Unvested at December 31, 2017	304	725	$61.61	$60.21
Granted	—	—	—	—
Vested	(14)	(140)	57.74	61.10
Forfeited and cancelled	(6)	—	60.31	—
Unvested at March 31, 2018	284	585	$61.82	$60.00

Note 12     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program for 3 years which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three months ended March 31, 2018 and 2017. In August 2017, the Company repurchased 134,900 shares of its common

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

stock at an average price of $58.82 per share for a total cost of $7.9 million. As of March 31, 2018, the Company had $77.7 million available for future purchases under the stock repurchase program.

Note 13     Income Taxes

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

The Company's effective tax rate was 20.6% and 25.5% for the three months ended March 31, 2018 and 2017, respectively. The income tax provision for the three months ended March 31, 2018 and 2017 was $2.9 million and $5.5 million, respectively.

As of March 31, 2018, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Note 14    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various expiration dates through 2020. Future minimum lease payments under capital lease obligations as of March 31, 2018 are $1.0 million. The Company recorded current and long-term portions of capital lease obligations under other current liabilities and non-current liabilities, respectively, in the consolidated balance sheets. The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2028. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $9.7 million, are as follows (in thousands):

As of March 31, 2018
Remainder of 2018	$6,870
2019	9,522
2020	9,721
2021	9,689
2022	6,536
Thereafter	7,970
Total future minimum lease payments	$50,308

Rent expense for the three months ended March 31, 2018 and 2017 was $2.0 million and $1.9 million, respectively. Sublease income for the three months ended March 31, 2018 and 2017 was $0.5 million and $0.3 million, respectively.

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

Note 15    Subsequent Events

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

Critical Accounting Policies and Significant Management Estimates

Other than the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Revenue

Revenue and changes in revenue by product for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended March 31,
	2018	2017
(Dollar in thousands)	Amount	Amount	$ Change	% Change
Revenues:
Healthcare	$75,256	$74,674	$582	1%
COBRA	28,835	28,550	285	1%
Commuter	18,878	18,543	335	2%
Other	3,671	4,270	(599)	(14)%
Total revenues	$126,640	$126,037	$603	—%

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

Healthcare revenue increased by $0.6 million, or 1% for the three months ended March 31, 2018, as compared to the same period in 2017. Healthcare revenue increased due to the addition of new clients and growth in new employee participation for HSA; and an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue increased by $0.3 million, or 1% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily driven by the revenue associated with annual notice fees.

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

Commuter revenue increased by $0.3 million, or 2% for the three months ended March 31, 2018, as compared to the same period in 2017. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.6 million or 14% for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services.

Cost of Revenues

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Cost of revenues (excluding amortization of internal use software)	$45,242	$48,088	$(2,846)	(6)%
Percentage of revenue	36%	38%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues decreased by $2.8 million or 6% for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in compensation and related benefits associated with the headcount vacancy.

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

Operating Expenses

Technology and Development

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Technology and development	$13,033	$15,271	$(2,238)	(15)%
Percentage of revenue	10%	12%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses decreased by $2.2 million, or 15% for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in technology & development of approximately is primarily attributable to data center migration costs associated with the ADP TSA agreement that was completed in 2017.

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

Sales and Marketing

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Sales and marketing	$18,338	$16,079	$2,259	14%
Percentage of revenue	14%	13%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $2.3 million or 14% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in compensation and related benefit costs, and direct and outside sales commissions associated with overall growth in revenue.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
General and administrative	$25,249	$13,500	$11,749	87%
Percentage of revenue	20%	11%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $11.7 million or 87% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to increase in professional fees related to legal and accounting fees attributed to the restatement and audit committee investigations.

Amortization

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Amortization	$9,991	$9,237	$754	8%
Percentage of revenue	8%	7%

Our amortization charge consists of two components: amortization of internal use software and amortization of acquired intangible assets. We capitalize our software development costs related to the development and enhancement of our business solutions. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.
Amortization increased by $0.8 million or 8% for the three months ended March 31, 2018 as compared to the same periods in 2017. The increase in the three months ended March 31, 2018 was primarily driven by an increase in amortization resulting from the acquired intangibles from the Tango acquisition and an increase in amortization of internal use software due to increased investment in software development projects.

Employee Termination and Other Charges

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Employee termination and other charges	$—	$731	$(731)	(100)%
Percentage of revenue	—%	1%

Employee termination and other charges decreased by $0.7 million for the three months ended March 31, 2018 as compared to the same period in 2017, and is primarily attributable to headcount reduction that took place in the first quarter of 2017.

Other Income (Expense), net

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Interest income	$1,271	$67	$1,204	1,797%
Interest expense	$(2,182)	$(1,436)	$(746)	52%
Other income (expense), net	$(5)	$(221)	$216	(98)%

Interest income increased by $1.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in interest income is attributable to the increase in investments as a result of our investment strategy implemented during the third quarter of 2017.

Interest expense increased by $0.7 million or 52% for the three months ended March 31, 2018, as compared to the same period in 2017. Increase in interest expense is primarily due to a higher interest accrual.

Other income (expense), net decreased by $0.2 million the three months ended March 31, 2018, as compared to the same periods in 2017, primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended March 31,
(Dollar in thousands)	2018	2017	$ Change	% Change
Income before income taxes	$13,871	$21,541
Income tax provision	(2,852)	$(5,484)	$2,632	(48)%
Effective tax rate	21%	25%

 Income tax provision decreased by $2.6 million or 48% for the three months ended March 31, 2018 as compared to the same period in 2017, due to decrease in income before tax and effect of the change in tax rate from 35% to 21% as part of the Tax Act.

Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $691.3 million and short-term investments totaling $260.0 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, public stock offerings and cash generated from ongoing operations.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement with MUFG Union Bank, N.A., as administrative agent, to increase the borrowing capacity to $400.0 million, with a $15.0 million letter of credit subfacility (the "Credit Agreement"). The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100 million in additional commitments. The loans bear interest, at our option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. We elected option (i) and, as of March 31, 2018, the interest rate applicable to the revolving credit facility was 3.24%. All of our existing and future material subsidiaries are required to guarantee our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. As of March 31, 2018, we have $150.2 million available to borrow under the revolving credit facility. We are currently in compliance with all financial and non-financial covenants under the credit facility.

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

Cash Flows

The following table presents information regarding our cash flow activities:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(16,874)	(53,791)
Net cash used in investing activities	(73,102)	(5,973)
Net cash provided by (used in) financing activities	1,972	(2,418)
Net decrease in cash and cash equivalents, unrestricted and restricted	$(88,004)	$(62,182)

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities was $16.9 million for the three months ended March 31, 2018 and was primarily driven by a decrease in customer obligations primarily from higher FSA disbursements as compared to FSA invoicing during the quarter, an increase in accounts receivable, partly due to FSA claim seasonality and an increase in accounts payable and accrued expenses due to timing of payments.

The non-cash items consisted mainly of amortization from acquired intangibles and stock-based compensation expense due to an increase in headcount and higher attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $73.1 million for the three months ended March 31, 2018, primarily due to $65.4 million net purchases of available-for-sale investments, $7.6 million investment in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2018 which consisted of approximately $2.3 million in proceeds from exercises of stock options and sale of stock under the 2012 Employee Stock Purchase Plan (“ESPP”), offset by a $0.2 million payment of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2018:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	32,540	8,002	16,003	8,535	—
Operating lease obligations (3)	50,308	9,208	19,363	14,984	6,753
Total	$329,848	$17,210	$35,366	$270,519	$6,753

______________________________________________________________________________

(1)
As of March 31, 2018, maximum borrowings under the revolving credit facility are $400.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 2.25% per annum, and a maturity date of April 4, 2022. As of March 31, 2018, our outstanding principal of $247.0 million is presented net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of March 31, 2018 of 3.24% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2028.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2018.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with the generally accepted accounting principles in the United States of America ("GAAP"). Management’s belief is based on a number of factors, including, but not limited to:

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
Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of that evaluation, which included information identified during the Audit Committee investigation and the work undertaken by management and the Company's advisors, management has concluded that our internal control over financial reporting as of March 31, 2018 was not effective due to the existence of the following material weaknesses in internal control over financial reporting described below.
Control Environment, Risk Assessment, Control Activities and Monitoring
Based on the investigations conducted under the direction of the Audit Committee of the Board, it was concluded that there was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. Management’s failure to timely communicate all pertinent information resulted in an environment which led to an error in the financial statement as of the end of the period covered by this report.
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

We also did not have a robust process around managing change and corresponding assessment and implementation of Accounting Policies. This resulted in a reevaluation of the Accounts Receivable and Customer Obligation Offset Policy of the organization. Furthermore, it also resulted in the delayed assessment and design of controls for the timely implementation of controls around Accounting Standard 606 (ASC 606) for Revenue Recognition which is effective January 2018. These gaps resulted in several adjustments in the consolidated financial statements as of the end of the period covered by this report.

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
These gaps resulted in several adjustments in Revenue, Accounts Receivable, and Accounts Receivable Reserves in the consolidated financial statements as of the end of the period covered by this report.

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
As a result, the Company did not properly estimate and record certain transactions which resulted in errors in the consolidated financial statements as of the end of the period covered by this report

D.	Review of New, Unusual or Significant Transactions and Contracts

We did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives. This failure to identify and analyze changes occurred in connection with the integration of acquisitions and the monitoring and recording of certain revenues associated with a complex government contract. As a result, the Company did not properly account for certain transactions including Revenue and Customer Obligation Accounts, which resulted in errors in the consolidated financial statements as of the end of the period covered by this report.

E.	Manual Reconciliations of High-Volume Standard Transactions

We did not have effective business processes and controls as well as resources with adequate training and support to conduct an effective review of manual reconciliations including the complex data feeds into the reconciliations of high-volume standard transactions. This resulted in several errors mainly to balance sheet classifications around Accounts Receivable, Customer Obligations and other related accounts in the consolidated financial statements as of the end of the period covered by this report.
In addition to the material weaknesses noted above, management identified several deficiencies and significant deficiencies. These deficiencies relate to several areas that are partially rooted in the weaknesses in the internal control environment documented above.
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
To address the material weaknesses in the overall control environment, in addition to the specific remediations noted under each sub-section, the Company has and is in the process of taking the following measures:

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the heading “Legal Matters” in Note 14 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

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