Form 10-Q
period 2018-06-30
WAGEWORKS, INC.
filed 2019-03-18
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	[X]		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company

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

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$712,194	$779,345
Restricted cash	332	332
Short-term investments	257,095	195,534
Receivables, net	87,137	107,547
Prepaid expenses and other current assets	23,610	29,271
Total current assets	1,080,368	1,112,029
Property and equipment, net	78,486	68,742
Goodwill	297,409	297,409
Acquired intangible assets, net	142,850	155,369
Deferred tax assets, net	8,008	10,143
Other assets	28,839	8,291
Total assets	$1,635,960	$1,651,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$89,047	$89,977
Customer obligations	637,489	695,368
Other current liabilities	2,459	628
Total current liabilities	728,995	785,973
Long-term debt, net of financing costs	244,657	244,915
Other non-current liabilities	10,721	8,845
Total liabilities	984,373	1,039,733
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,333 shares issued and 39,853 shares outstanding at June 30, 2018 and 40,251 shares issued and 39,771 shares outstanding at December 31, 2017)	41	41
Additional paid-in capital	573,254	562,131
Treasury stock at cost (480 shares at June 30, 2018 and December 31, 2017)	(22,309)	(22,309)
Accumulated other comprehensive loss	(1,038)	(354)
Retained earnings	101,639	72,741
Total stockholders’ equity	651,587	612,250
Total liabilities and stockholders’ equity	$1,635,960	$1,651,983

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Healthcare	$68,104	$68,202	$143,361	$142,876
COBRA	26,200	27,018	55,035	55,568
Commuter	18,847	17,836	37,725	36,379
Other	3,357	4,076	7,028	8,346
Total revenues	116,508	117,132	243,149	243,169
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	36,143	43,319	81,386	91,407
Technology and development	13,392	14,515	26,425	29,786
Sales and marketing	18,521	14,728	36,859	30,807
General and administrative	18,898	18,459	44,147	31,959
Amortization	10,191	9,393	20,182	18,630
Employee termination and other charges	2,853	917	2,853	1,648
Total operating expenses	99,998	101,331	211,852	204,237
Income from operations	16,510	15,801	31,297	38,932
Other income (expense):
Interest income	1,432	95	2,703	162
Interest expense	(2,420)	(1,766)	(4,602)	(3,202)
Other income (expense), net	23	(9)	18	(230)
Income before income taxes	15,545	14,121	29,416	35,662
Income tax (provision) benefit	(4,621)	6,157	(7,473)	673
Net income	$10,924	$20,278	$21,943	$36,335
Net income per share:
Basic	$0.27	$0.54	$0.55	$0.98
Diluted	$0.27	$0.53	$0.54	$0.94
Shares used in computing net income per share:
Basic	39,853	37,419	39,838	37,209
Diluted	40,412	38,613	40,446	38,514

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$10,924	$20,278	$21,943	$36,335
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on short-term investments, net of tax	46	—	(686)	—
Other comprehensive income (loss), net of tax	46	—	(686)	—
Total comprehensive income	$10,970	$20,278	$21,257	$36,335

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,943	$36,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,651	5,221
Amortization	20,183	18,630
Amortization of debt issuance costs	242	125
Accrued interest on debt securities	(413)	—
Amortization of commissions	(1,576)	—
Stock-based compensation expense	8,881	10,812
Loss on disposal of fixed assets	34	91
(Recoveries from) provision for doubtful accounts	98	(141)
Deferred taxes	—	593
Changes in operating assets and liabilities:
Receivables	20,312	(56,269)
Prepaid expenses and other current assets	10,116	(12,073)
Other assets	(14,109)	809
Accounts payable and accrued expenses	(1,772)	27,792
Customer obligations	(57,879)	(42,466)
Other liabilities	848	2,242
Net cash provided by (used in) operating activities	13,559	(8,299)
Cash flows from investing activities:
Purchases of property and equipment	(19,834)	(17,534)
Purchases of investments	(122,823)	—
Proceeds from sales of investments	4,096	—
Proceeds from maturities of investments	56,665	—
Purchases of intangible assets	(209)	(397)
Net cash used in investing activities	(82,105)	(17,931)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	—	131,177
Proceeds from exercise of common stock options	1,396	10,002
Proceeds from issuance of common stock under Employee Stock Purchase Plan	869	1,511
Payments of debt issuance costs	(500)	(1,852)
Payments of debt principal	—	(2,500)
Payment of shares withheld related to restricted stock units	(218)	—
Payment of capital lease obligations	(152)	(147)
Taxes paid related to net share settlement of stock-based compensation arrangements	—	(8,437)
Net cash provided by financing activities	1,395	129,754
Net (decrease) increase in cash and cash equivalents, unrestricted and restricted	(67,151)	103,524
Cash and cash equivalents at beginning of period, unrestricted and restricted	779,677	672,941
Cash and cash equivalents, unrestricted and restricted, at end of period	$712,526	$776,465
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,139	$2,808
Income taxes	$1,979	$2,743
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$3,168	$1,922
Public stock offering costs, accrued but not paid	$—	$402
Property and equipment financed under capital lease	$142	$263
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

Other than the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2018, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

The following table summarizes the Company's cash and cash equivalents as at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents, unrestricted	$712,194	$779,345
Cash and cash equivalents, restricted	332	332
Total unrestricted and restricted cash and cash equivalents	$712,526	$779,677

Marketable Securities

The Company determines the classification of its investments in marketable securities at the time of purchase and accounts for them as available-for-sale. Marketable securities of highly liquid investments with stated maturities of three months or less when purchased are classified as cash equivalents and those with stated maturities of between three months and one year as short-

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

term investments. Marketable securities with maturities beyond twelve months are also included in short-term investments within current assets as the Company intends for its investments to support current operations and other strategic initiatives. These securities are reported at fair value, which includes the accrued interest of interest-bearing securities. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss as a component of stockholders' equity, except for unrealized losses determined to be other-than-temporary which will be recorded within other income (expense). Realized gains and losses on the sale of marketable securities are recorded in other income (expense).

Receivables

Receivables represent both trade receivables from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors.  The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for the six months ended June 30, 2018 and 2017 were not significant.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, generally ranging from one to ten. Amortization expense related to these intangible assets is included in amortization expense on the consolidated statements of income.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We adopted ASC 606 on January 1, 2018 by applying the modified retrospective approach to all contracts that were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018 attributed to the deferral of commission cost. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. See Note 3 Revenue for more details.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB, issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 360)", which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on the Company's consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption.

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator for basic net income per share:
Net income	$10,924	$20,278	$21,943	$36,335
Denominator for basic net income per share:
Weighted-average common shares outstanding	39,853	37,419	39,838	37,209
Basic net income per share	$0.27	$0.54	$0.55	$0.98

Numerator for diluted net income per share:
Net income	$10,924	$20,278	$21,943	$36,335
Denominator for diluted net income per share:
Weighted-average common shares outstanding	39,853	37,419	39,838	37,209
Dilutive stock options, restricted stock and performance restricted stock units and employee stock purchase plan shares	559	1,194	608	1,305
Diluted weighted-average common shares outstanding	40,412	38,613	40,446	38,514
Diluted net income per share	$0.27	$0.53	$0.54	$0.94

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. The Company excluded 1.8 million and 0.7 million anti-dilutive share equivalents in the calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017, respectively; and 1.6 million and 0.6 million anti-dilutive shares for the six months ended June 30, 2018 and 2017, respectively.

Note 3     Revenue

On January 1, 2018, we adopted ASC 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

prior period results are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for our accounting policies applied to revenue recognition prior to adoption of ASC 606. We generally invoice our customers at the beginning of the term on a monthly basis with a term of net 30-60 days. We applied the practical expedient provided by ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The primary impact of adopting ASC 606 relates to the deferral of incremental costs of obtaining customer contracts and the amortization of those costs over the period of benefit. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. The adoption of the preceding standard did not have a material impact on the Company's revenue for the three and six months ended June 30, 2018.

Disaggregation of Revenue

The Company's primary categories of revenue are Healthcare, Commuter, COBRA and Other revenue and are disclosed in the condensed consolidated statements of income. The following table provides information about disaggregated revenue from contracts with customers by the nature of the products and services (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Benefit administration services and COBRA	$96,258	$99,338	$200,699	$205,923
Interchange	13,555	13,915	29,300	28,952
Other revenue	6,695	3,879	13,150	8,294
	$116,508	$117,132	$243,149	$243,169

Contract Balances

We generally do not recognize revenue in advance of invoicing our customers, however, we record a receivable when revenue is recognized prior to payment and we have unconditional right to payment. Alternatively, when payment precedes the related services, we record a contract liability, or deferred revenue, until our performance obligations are satisfied. Our deferred revenue as of June 30, 2018 and December 31, 2017 was $12.5 million and $3.4 million, net of $1.0 million of contract assets, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue. The Company expects to satisfy its remaining obligations for these arrangements.

Contract Costs

Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs, which primarily consist of deferred sales commissions, were $9.6 million and $9.3 million as of June 30, 2018 and March 31, 2018, respectively and are included in other assets on the condensed consolidated balance sheets. Amortization expense for the deferred costs was $0.7 million and $1.4 million for the three and six months ended June 30, 2018. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred contract costs are amortized on a straight-line basis over the period of benefit, which is consistent with the pattern of transfer of the good or service to which the asset relates. The Company has applied the practical expedient which allows an entity to account for incremental costs of obtaining a contract at a portfolio level.

Performance Obligations

During the three and six months ended June 30, 2018, the Company recognized revenue of ($0.5) million and ($0.3) million attributable to changes in the estimated transaction price allocated to performance obligations satisfied in prior periods.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The Company applies the practical expedient to not disclose information about contracts with original expected durations of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised as of June 30, 2018 (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

2018	2019	2020	2021 and thereafter	Total
$286	571	571	1,714	$3,142

Impacts on Financial Statements

In accordance with Topic 606, the disclosure of the impact of adoption to our unaudited condensed consolidated statements of income and balance sheets and statements of cash flows was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606	As reported	Adjustments	Balance without adoption of ASC 606
Operating expenses:
Sales and marketing	$18,521	$245	$18,766	$36,859	$294	$37,153

Total operating expenses	99,998	245	100,243	211,852	294	212,146

Income from operations	16,510	(245)	16,265	31,297	(294)	31,003

Income before income taxes	15,545	(245)	15,300	29,416	(294)	29,122

Income tax provision	(4,621)	73	(4,548)	(7,473)	75	(7,398)

Net income	$10,924	$(172)	$10,752	$21,943	$(219)	$21,724

Net income per share:
Basic	$0.27		$0.27	$0.55		$0.55
Diluted	$0.27		$0.27	$0.54		$0.54

	June 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Assets
Other assets	$28,839	$(7,175)	$21,664
Total assets	1,635,960	(7,175)	1,628,785

Liabilities and Stockholders' Equity
Retained earnings	101,639	(7,175)	94,464
Total Stockholders' equity	$651,587	(7,175)	$644,412

Note 4     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three and six months ended June 30, 2018.

Intangible Assets

Acquired intangible assets at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client / broker contracts and relationships	$237,431	$(96,695)	$140,736	$237,221	$(84,581)	$152,640
Trade names	3,880	(3,540)	340	3,880	(3,492)	388
Technology	14,646	(13,528)	1,118	14,646	(13,047)	1,599
Noncompete agreements	2,232	(2,048)	184	2,232	(2,013)	219
Favorable lease arrangements	1,134	(662)	472	1,134	(611)	523
Total	$259,323	$(116,473)	$142,850	$259,113	$(103,744)	$155,369

Amortization of intangible assets totaled $6.3 million and $6.5 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense of intangible assets was $12.7 million and $13.0 million, respectively.

Acquired intangible assets are amortized on a straight-line basis generally over one to ten years.

The estimated amortization expense in future periods at June 30, 2018 is as follows (in thousands):
໿

As of June 30, 2018
Remainder of 2018	$12,737
2019	24,914
2020	22,749
2021	19,945
2022	17,509
Thereafter	44,996
Total	$142,850

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Investments and Fair Value Measurements

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as at June 30, 2018 (in thousands):

	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$209	$—	$—	$209	$209	$—
Commercial paper	20,793	1	(1)	20,793	—	20,793
Total cash equivalents	$21,002	$1	$(1)	$21,002	$209	$20,793

Short-Term Investments:
U.S. government securities	$28,970	$—	$(141)	$28,829	$28,829	$—
U.S. government agency securities	14,325	—	(84)	14,241	—	14,241
Municipal bonds	6,981		(11)	6,970	—	6,970
Foreign government securities	10,505	—	(27)	10,478	—	10,478
Corporate debt securities	143,209	35	(910)	142,334	—	142,334
Commercial paper	21,661	1	(3)	21,659	—	21,659
Certificates of deposit	1,257	1	—	1,258	—	1,258
Asset-backed securities	31,559	—	(233)	31,326	—	31,326
Total short-term investments	$258,467	$37	$(1,409)	$257,095	$28,829	$228,266
Total cash equivalents and short-term investments	$279,469	$38	$(1,410)	$278,097	$29,038	$249,059

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as at December 31, 2017 (in thousands):

	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$58,953	$—	$—	$58,953	$58,953	$—
Commercial paper	21,930	—	(3)	21,927	—	21,927
Total cash equivalents	$80,883	—	$(3)	$80,880	$58,953	$21,927

Short-Term Investments:
U.S. government securities	$17,472	$—	$(41)	$17,431	$17,431	$—
U.S. government agency securities	11,540	—	(30)	11,510	—	11,510
Municipal bonds	6,974	2	(8)	6,968	—	6,968
Foreign government securities	7,499	—	(27)	7,472	—	7,472
Corporate debt securities	105,144	3	(273)	104,874	—	104,874
Commercial paper	30,798	1	(9)	30,790	—	30,790
Certificates of deposit	1,255	—	—	1,255	—	1,255
Asset-backed securities	15,310	—	(76)	15,234	—	15,234
Total short-term investments	$195,992	$6	$(464)	$195,534	17,431	$178,103
Total cash equivalents and short-term investments	$276,875	$6	$(467)	$276,414	$76,384	$200,030

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As of June 30, 2018, the Company had no investments that were in an unrealized loss position for a period of twelve months or greater and have determined that the gross unrealized losses on investments are temporary in nature.

Realized gains and losses on marketable securities are included in other income (expense) on the Company's consolidated statements of income. Gross realized gains and losses on marketable securities for the three and six months ended June 30, 2018 were not significant.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following table summarizes the estimated amortized cost and fair value of the Company's marketable securities by the contractual maturity date as of June 30, 2018 (in thousands):

	Amortized Cost	Fair Value
Due less than one year	$141,212	$140,904
Due in one to five years	138,258	137,194
Total	$279,470	$278,098

The following table summarizes the estimated amortized cost and fair value of the Company's marketable securities by the contractual maturity date as of December 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Due less than one year	$157,651	$157,573
Due in one to five years	119,224	118,841
Total	$276,875	$276,414

Note 6    Receivables

Receivables at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Trade receivables	$52,974	$58,067
Unpaid amounts for benefit services	36,835	52,054
Receivables, gross	89,809	110,121
Less: allowance for doubtful accounts	(2,672)	(2,574)
Receivables, net	$87,137	$107,547

Note 7     Property and Equipment

Property and equipment at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Computers and equipment	$27,496	$22,702
Software and software development costs	132,709	120,278
Furniture and fixtures	8,089	7,754
Leasehold improvements	28,836	25,097
	$197,130	$175,831
Less: accumulated depreciation and amortization	(118,644)	(107,089)
Property and equipment, net	$78,486	$68,742

As of June 30, 2018 and December 31, 2017, total assets under capital lease obligations were $1.8 million and $1.7 million respectively, and were classified as computers and equipment. Accumulated depreciation for assets under capital lease obligations was $1.3 million and $1.1 million as at June 30, 2018 and December 31, 2017 respectively.

The Company capitalized software development costs of $5.9 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively; and $11.6 million and $9.6 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense related to capitalized software development costs was $3.8 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively; and $7.4 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively. These costs are included in amortization and change in contingent consideration in the condensed consolidated statements of income. At June 30, 2018, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $38.7 million.

Total depreciation expense plus amortization of software and capitalized software development costs for the three months ended June 30, 2018 and 2017 was $7.3 million, $5.6 million, respectively. Total depreciation cost, including amortization of software and capitalized software development costs, for the six months ended June 30, 2018 and 2017, was $14.1 million and $10.9 million, respectively.

Note 8     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Payable to benefit providers and transit agencies	25,533	32,469
Accounts payable and accrued liabilities	21,161	23,788
Accrued compensation and related benefits	26,172	25,921
Other accrued expenses	5,312	5,275
Deferred revenue	10,869	2,524
Accounts payable and accrued expenses	$89,047	$89,977

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 9     Long-term debt

As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility used	$249,830	$249,830
Less: Outstanding letters of credit	(2,830)	(2,830)
Outstanding revolving credit facility	247,000	247,000
Unamortized loan origination fees	(2,343)	(2,085)
Long-term debt	$244,657	$244,915

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

The loans bear interest, at the Company’s option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of June 30, 2018, the interest rate applicable to the revolving credit facility was 3.55%.

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

As of June 30, 2018, the Company had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Credit Agreement.

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

Note 10     Organizational Efficiency Plan

During the second quarter of 2015, the Company integrated operations and consolidated certain positions resulting in employee headcount reductions. The Company continually evaluates ways to improve business processes to ensure that operations align with its strategy and vision for the future. During the three and six months ended June 30, 2018, the Company recorded a charge of $2.9 million for employee termination costs primarily related to severance costs. During the three and six months ended June 30, 2017, the Company recorded a charge of $0.9 million and $1.6 million, respectively, for employee termination costs primarily related to severance costs.

Note 11     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Cost of revenues	$660	$2,007	$2,327	$3,747
Technology and development	586	600	1,161	1,211
Sales and marketing	772	624	1,750	1,410
General and administrative	(430)	3,802	3,643	4,444
Total	$1,588	$7,033	$8,881	$10,812

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of June 30, 2018, the 2010 Plan has a total of 5.1 million common stock shares available for issuance.

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options granted (in thousands)	—	27	—	545
Weighted-average fair value at date of grant	$—	$26.20	$—	$26.72

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock option activity for the six months ended June 30, 2018 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,478	$47.24	7.22	$42,324
Granted	—	—
Exercised	(54)	26.10
Forfeited and cancelled	(28)	53.94
Outstanding as of June 30, 2018	2,396	$47.63	5.43	$20,948
Vested and expected to vest at June 30, 2018	2,327	$47.27	5.40	$20,835
Exercisable at June 30, 2018	1,591	$41.35	4.98	$19,580

As of June 30, 2018, there was $13.7 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately 2 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon performance-based, market-based, or service-based criteria.

In the second quarter of 2017 and 2018 the Company granted no performance-based restricted stock units. During the first quarter of 2017, the Company granted a total of 343,000, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% of the target number of shares originally granted, depending on terms of the grant agreement.

Stock-based compensation expense related to restricted stock units was $(1.1) million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively; and $3.0 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively. Total unrecorded stock-based compensation expense at June 30, 2018 associated with restricted stock units was estimated at $15.9 million, which is expected to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Plan (shares in thousands):

	(Shares in thousands)		Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Service- based RSUs	Performance- based RSUs
Unvested at December 31, 2017	304	725	$61.61	$60.21
Granted	—	—	—	—
Vested	(57)	(140)	62.06	61.10
Forfeited and cancelled	(10)	(210)	62.94	60.01
Unvested at June 30, 2018	237	375	$61.45	$60.00

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 12     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company's Board of Directors authorized a $100 million stock repurchase program for 3 years which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three and six months ended June 30, 2018 and 2017. In August 2017, the Company repurchased 134,900 shares of its common stock at an average price of $58.82 per share for a total cost of $7.9 million. As of June 30, 2018, the Company had $77.7 million available for future purchases under the stock repurchase program.

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

The Company's effective tax rate was 29.7% and 43.6% for the three months ended June 30, 2018 and 2017, respectively and 25.4% and 1.9% for the six months ended June 30, 2018 and 2017, respectively. The income tax provision for the three months ended June 30, 2018 was $4.6 million and the income tax benefit for the three months ended June 30, 2017 was $6.2 million. The income tax provision for the six months ended June 30, 2018 was $7.5 million and the income tax benefit for the six months ended June 30, 2017 was $0.7 million.

As of June 30, 2018, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Note 14    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various expiration dates through 2020. Future minimum lease payments under capital lease obligations as of June 30, 2018 are $0.6 million. The Company recorded current and long-term portions of capital lease obligations under other current liabilities and non-current liabilities, respectively, in the consolidated balance sheets. The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2028. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $9.2 million, are as follows (in thousands):

As of June 30, 2018
Remainder of 2018	$4,594
2019	9,518
2020	9,720
2021	9,689
2022	6,536
Thereafter	7,970
Total future minimum lease payments	$48,027

Rent expense for the three months ended June 30, 2018 and 2017 was $1.9 million and $1.9 million, respectively, and $3.9 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. Sublease income for the three and six months ended June 30, 2018 was $0.5 million and $0.9 million, respectively. There was $0.5 million and $0.8 million sublease income recognized for the same periods in 2017, respectively.

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

Note 15    Subsequent Events
The Company’s former Chief Executive Officer Joe Jackson resigned from his position as Executive Chairman of the Company effective September 6, 2018.  Mr. Jackson executed a release of claims with the Company as part of his resignation providing him with certain compensation and benefits, as described in the Form 8-K filed with the U.S. Securities and Exchange Commission on September 12, 2018.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Critical Accounting Policies and Significant Management Estimates

Other than the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Revenue

Revenue and changes in revenue by product for the three and six months ended June 30, 2018 and 2017 were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
(Dollar in thousands)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Revenues:
Healthcare	$68,104	$68,202	$(98)	—%	$143,361	$142,876	$485	—%
COBRA	26,200	27,018	(818)	(3)%	55,035	55,568	(533)	(1)%
Commuter	18,847	17,836	1,011	6%	37,725	36,379	1,346	4%
Other	3,357	4,076	(719)	(18)%	7,028	8,346	(1,318)	(16)%
Total revenues	$116,508	$117,132	$(624)	(1)%	$243,149	$243,169	$(20)	—%

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

Healthcare revenue decreased by $0.1 million, or 0% for the three months ended June 30, 2018, as compared to the same period in 2017. The decrease was primarily driven by changes in employee participation for HSA.

Healthcare revenue increased by $0.5 million, or 0% for the six months ended June 30, 2018, as compared to the same period in 2017. Healthcare revenue increased due to the addition of new clients and growth in new employee participation for HSA; an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage.; and an increase in interest earned on HSA custodian assets.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue decreased by $0.8 million, or 3% for the three months ended June 30, 2018, as compared to the same period in 2017. The decrease was primarily driven by client terminations.

COBRA revenue decreased by $0.5 million, or 1% for the six months ended June 30, 2018, as compared to the same period in 2017. The decrease was primarily driven by client terminations offset by an increase in annual notice fees.

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

Commuter revenue increased by $1.0 million, or 6% for the three months ended June 30, 2018, as compared to the same period in 2017. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

Commuter revenue increased by $1.3 million, or 4% for the six months ended June 30, 2018, as compared to the same period in 2017. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.7 million or 18% for the three months ended June 30, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services due to client terminations.

Other revenue decreased by $1.3 million or 16% for the six months ended June 30, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services due to client terminations.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues (excluding amortization of internal use software)	$36,143	$43,319	$(7,176)	(17)%	$81,386	$91,407	$(10,021)	(11)%
Percentage of revenue	31%	37%			33%	38%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues decreased by $7.2 million or 17% for the three months ended June 30, 2018, as compared to the same period in 2017. Cost of revenues decreased by $10.0 million or 11% for the six months ended June 30, 2018, as compared to the same period in 2017. The decreases were primarily due to a decrease in compensation and related benefits associated with the headcount that occurred in the third quarter of 2017 and a reduction in outsourced services.

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

Operating Expenses

Technology and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Technology and development	$13,392	$14,515	$(1,123)	(8)%	$26,425	$29,786	$(3,361)	(11)%
Percentage of revenue	11%	12%			11%	12%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses decreased by $1.1 million, or 8% for the three months ended June 30, 2018, as compared to the same period in 2017. Technology and development expenses decreased by $3.4 million, or 11% for the six months ended June 30, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in outsourced services offset by an increase in software expenses.

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$18,521	$14,728	$3,793	26%	$36,859	$30,807	$6,052	20%
Percentage of revenue	16%	13%			15%	13%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $3.8 million or 26% for the three months ended June 30, 2018, as compared to the same period in 2017. Sales and marketing expenses increased by $6.1 million or 20% for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in compensation, benefit costs and direct sales commissions associated with overall growth in revenue, partially offset by a decrease in outsourced services.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$18,898	$18,459	$439	2%	$44,147	$31,959	$12,188	38%
Percentage of revenue	16%	16%			18%	13%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $0.4 million or 2% for the three months ended June 30, 2018, as compared to the same period in 2017. General and administrative expenses increased by $12.2 million or 38% for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was primarily due to increase in professional fees related to legal and accounting fees attributed to the restatement and audit committee investigations.

To support our continued growth, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount.

Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Amortization	$10,191	$9,393	$798	8%	$20,182	$18,630	$1,552	8%
Percentage of revenue	9%	8%			8%	8%

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
Amortization increased by $0.8 million or 8% and increased by $1.6 million or 8% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily driven by an increase in amortization resulting from the acquired intangibles from the Tango acquisition and an increase in amortization of internal use software due to increased investment in software development projects.

Employee Termination and Other Charges

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Employee termination and other charges	$2,853	$917	$1,936	211%	$2,853	$1,648	$1,205	73%
Percentage of revenue	2%	1%			1%	1%

Employee termination and other charges increased by $1.9 million for the three months ended June 30, 2018 as compared to the same periods in 2017. Employee termination and other charges increased by $1.2 million for the six months ended June 30, 2018 as compared to the same periods in 2017. The increase was primarily attributable to executive departures in 2018.

Other Income (Expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$1,432	$95	$1,337	1,407%	$2,703	$162	$2,541	1,569%
Interest expense	$(2,420)	$(1,766)	$654	37%	$(4,602)	$(3,202)	$1,400	44%
Other income (expense), net	$23	$(9)	$32	356%	$18	$(230)	$248	108%

Interest income increased for the three and six months ended June 30, 2018 due to our investment strategy implemented during the third quarter of 2017.

Interest expense increased by $0.7 million or 37% and $1.4 million or 44% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase in interest expense relates to borrowings on our revolving credit facility.

The increase in other income (expense), net for the six months ended June 30, 2018, as compared to the same periods in 2017, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income before income taxes	$15,545	$14,121			$29,416	$35,662
Income tax (provision) benefit	$(4,621)	$6,157	$(10,778)	(175)%	$(7,473)	$673	$(8,146)	(1,210)%
Effective tax rate	29.7%	(43.6)%			25.4%	(1.9)%

Income tax provision increased by $10.8 million or 175% and increased by $8.1 million or 1,210% for the three and six months ended June 30, 2018 , respectively, as compared to the same periods in 2017. The income tax provision for the three and six months ended June 30, 2018 included net discrete tax benefits of $0.5 million and $14.8 million, respectively, to reflect the effects of the Tax Act on deduction of compensation.

Liquidity and Capital Resources

As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $712.2 million and short-term investments totaling $257.1 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, public stock offerings and cash generated from ongoing operations.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement with MUFG Union Bank, N.A., as administrative agent, to increase the borrowing capacity to $400.0 million, with a $15.0 million letter of credit subfacility (the "Credit Agreement"). The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100 million in additional commitments. The loans bear interest, at our option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. We elected option (i) and, as of June 30, 2018, the interest rate applicable to the revolving credit facility was 3.55%. All of our existing and future material subsidiaries are required to guarantee our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. As of June 30, 2018, we have $150.2 million available to borrow under the revolving credit facility. We are currently in compliance with all financial and non-financial covenants under the credit facility.

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

Cash Flows

The following table presents information regarding our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
Net cash provided by (used in) operating activities	$13,559	$(8,299)	$21,858
Net cash used in investing activities	(82,105)	(17,931)	(64,174)
Net cash provided by financing activities	1,395	129,754	(128,359)
Net (decrease) increase in cash and cash equivalents, restricted and unrestricted	$(67,151)	$103,524	$(170,675)

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities increased $21.9 million for the six months ended June 30, 2018 as compared to the same period in 2017. Cash provided by operating activities for the six months ended June 30, 2018 is primarily comprised of net income of $21.9 million, adjusted upward for non-cash items of $34.1 million driven by growth in our business and a decrease in the receivables balance. These increases were partially offset by a decrease in cash from customer obligations.

The non-cash items consisted mainly of amortization from acquired intangibles from 2016 acquisitions and stock-based compensation expense due to an increase in headcount and higher attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities increased $64.2 million for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to $62.1 million net purchases of available-for-sale investments and a $19.8 million investment in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities decreased $128.4 million for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease primarily consisted of approximately $131.2 million in proceeds from public stock offering in June 2017, net of paid underwriting discounts and commissions and other offering costs offset by a payment of $2.5 million principal payment of debt in 2017. There was no public stock offering or debt repayment in 2018.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2018:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	33,408	8,760	17,519	7,129	—
Operating lease obligations (3)	48,027	9,285	19,470	13,028	6,244
Total	$328,435	$18,045	$36,989	$267,157	$6,244

______________________________________________________________________________

(1)
As of June 30, 2018, maximum borrowings under the revolving credit facility are $400.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 2.25% per annum, and a maturity date of April 4, 2022. As of June 30, 2018, our outstanding principal of $247.0 million is presented net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of June 30, 2018 of 3.55% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2028.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2018.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with the generally accepted accounting principles (“GAAP”) in the United States of America. Management’s belief is based on a number of factors, including, but not limited to:

a)
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

b)
our internal review that identified certain accounting errors and control deficiencies, leading to the restatement of certain of our previously issued financial statements for the quarterly periods ended June 30, 2016, September 30, 2016, financial year ended December 31, 2016, and the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017;

c)
based on the efforts in (a) and (b) above, we have updated, and in some cases corrected, our accounting policies and have applied these to our previously issued financial results and to our fiscal year 2016 and 2017 financial results; and

d)	certain remediation actions we have undertaken to address the identified material weaknesses, as discussed below.

Management's Report on Internal Control over Financial Reporting.
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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of that evaluation, which included information identified during the Audit Committee investigation and the work undertaken by management and the Company's advisors, management has concluded that our internal control over financial reporting as of June 30, 2018 was not effective due to the existence of the following material weaknesses in internal control over financial reporting described below.

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