Form 10-Q
period 2018-09-30
WAGEWORKS, INC.
filed 2019-03-18
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$770,036	$779,345
Restricted cash	333	332
Short-term investments	253,821	195,534
Receivables, net	84,555	107,547
Prepaid expenses and other current assets	15,885	29,271
Total current assets	1,124,630	1,112,029
Property and equipment, net	77,052	68,742
Goodwill	297,409	297,409
Acquired intangible assets, net	136,482	155,369
Deferred tax assets, net	7,940	10,143
Other assets	35,074	8,291
Total assets	$1,678,587	$1,651,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$93,056	$89,977
Customer obligations	664,520	695,368
Other current liabilities	5,037	628
Total current liabilities	762,613	785,973
Long-term debt, net of financing costs	244,814	244,915
Other non-current liabilities	11,264	8,845
Total liabilities	1,018,691	1,039,733
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,333 shares issued and 39,853 shares outstanding at September 30, 2018 and 40,251 shares issued and 39,771 shares outstanding at December 31, 2017)	41	41
Additional paid-in capital	579,241	562,131
Treasury stock at cost (480 shares at September 30, 2018 and December 31, 2017)	(22,309)	(22,309)
Accumulated other comprehensive loss	(841)	(354)
Retained earnings	103,764	72,741
Total stockholders’ equity	659,896	612,250
Total liabilities and stockholders’ equity	$1,678,587	$1,651,983

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Revenues:
Healthcare	$66,125	$65,893	$209,486	$208,769
COBRA	25,081	26,897	80,116	82,465
Commuter	18,785	17,987	56,510	54,366
Other	3,980	4,069	11,008	12,415
Total revenues	113,971	114,846	357,120	358,015
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	33,886	39,031	115,272	130,438
Technology and development	13,180	13,932	39,605	43,718
Sales and marketing	17,920	16,385	54,779	47,192
General and administrative	29,681	20,196	73,828	52,155
Amortization	10,502	9,402	30,684	28,032
Employee termination and other charges	673	(148)	3,526	1,500
Total operating expenses	105,842	98,798	317,694	303,035
Income from operations	8,129	16,048	39,426	54,980
Other income (expense):
Interest income	1,522	340	4,225	502
Interest expense	(2,575)	(2,059)	(7,177)	(5,261)
Other income (expense), net	(18)	(30)	—	(260)
Income before income taxes	7,058	14,299	36,474	49,961
Income tax provision	(4,934)	(5,236)	(12,407)	(4,563)
Net income	$2,124	$9,063	$24,067	$45,398
Net income per share:
Basic	$0.05	$0.23	$0.60	$1.19
Diluted	$0.05	$0.23	$0.59	$1.16
Shares used in computing net income per share:
Basic	39,853	39,641	39,843	38,028
Diluted	40,492	40,264	40,463	39,106

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Net income	2,124	9,063	24,067	45,398
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on short-term investments, net of tax	197	(35)	(487)	(35)
Other comprehensive income (loss)	197	(35)	(487)	(35)
Total comprehensive income	2,321	9,028	23,580	45,363

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$24,067	$45,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,393	8,172
Amortization	30,684	28,031
Amortization of debt issuance costs	399	294
Amortization of commissions	2,210	—
Stock-based compensation expense	14,799	17,988
Loss on disposal of fixed assets	172	98
Provision for doubtful accounts	1,016	90
Deferred taxes	—	592
Realized (gain) loss on investments	—	(4)
Accrued interest on debt securities	(311)	(95)
Changes in operating assets and liabilities:
Receivables	21,976	(66,166)
Prepaid expenses and other current assets	14,058	130
Other assets	(20,347)	(1,709)
Accounts payable and accrued expenses	3,552	15,533
Customer obligations	(30,848)	79,082
Other liabilities	4,048	1,683
Net cash provided by operating activities	75,868	129,117
Cash flows from investing activities:
Purchases of property and equipment	(27,658)	(28,489)
Purchases of short-term investments	(154,696)	(99,445)
Proceeds from sales of short-term investments	7,639	5,398
Proceeds from maturities of short-term investments	88,435	—
Purchases of intangible assets	(209)	(2,107)
Net cash used in investing activities	(86,489)	(124,643)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	—	130,832
Proceeds from exercise of common stock options	1,395	10,834
Proceeds from issuance of common stock under Employee Stock Purchase Plan	869	2,172
Payments of debt issuance costs	(500)	(1,851)
Payments of debt principal	—	(2,500)
Payments for treasury stock acquired	—	(7,935)
Payments of capital lease	(233)	(224)
Taxes paid related to net share settlement of stock-based compensation arrangements	(218)	(8,832)
Net cash provided by financing activities	1,313	122,496
Net (decrease) increase in cash and cash equivalents, unrestricted and restricted	(9,308)	126,970
Cash and cash equivalents at beginning of period, unrestricted and restricted	779,677	672,609
Cash and cash equivalents at end of period, unrestricted and restricted	$770,369	$799,579

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$6,444	$4,672
Income taxes	$1,979	$2,940
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$1,853	$3,732
Contingent payment, accrued but not paid	$—	$2,060
Property and equipment financed under capital lease	$142	$263
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

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2017 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2017 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q, was derived from audited financial statements. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year’s presentation as a result of the adoption of new accounting guidance Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). See "Recent Accounting Pronouncements" section below.

Other than the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2018, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We account for revenue contracts with customers by applying the requirements of ASC 606, which include the following steps:

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. Similar to our Healthcare and Commuter service lines, our COBRA administration services are a single continuous service. These services are consumed as they are received and the Company recognizes service revenue over time on a monthly basis as it satisfies its performance obligations. As such, the Company recognizes revenue in each month for the COBRA administration services provided in that month using the variable consideration allocation exception. The administration services are typically billed in the period in which services are performed.

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

Use of Estimates

In preparing the Consolidated Financial Statements and related disclosure in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allocation of purchase consideration to acquired assets and liabilities from business combinations, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and web site development cost classification, and recoverability and impairments of goodwill and long-lived assets and average customer life. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

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

The following table summarizes the Company's cash and cash equivalents as at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents, unrestricted	770,036	779,345
Cash and cash equivalents, restricted	333	332
Total unrestricted and restricted cash and cash equivalents	770,369	779,677

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Marketable Securities

The Company determines the classification of its investments in marketable securities at the time of purchase. Marketable securities of highly liquid investments with stated maturities of three months or less when purchased are classified as cash equivalents and those with stated maturities of between three months and one year as short-term investments. Marketable securities with maturities beyond twelve months are also included in short-term investments within current assets as the Company intends for its investments to support current operations and other strategic initiatives. These securities are reported at fair value, which includes the accrued interest of interest-bearing securities. Unrealized gains and losses from debt securities, net of taxes, are included in accumulated other comprehensive loss as a component of stockholders' equity, except for unrealized losses determined to be other-than-temporary which will be recorded within other income (expense). Realized gains and losses on the sale of marketable securities are recorded in other income (expense).

Receivables

Receivables represent both trade receivables from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors.  The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write offs for the three and nine months ended September 30, 2018 and 2017 were not significant.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on computer and equipment and furniture and fixtures is calculated on a straight-line basis over the estimated useful lives of those assets, ranging from 3 to 5. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. When events or circumstances suggest an asset’s life is different than initially estimated, management reassesses the useful life of the asset and recognizes future depreciation prospectively over the revised life.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We adopted ASC 606 on January 1, 2018 by applying the modified retrospective approach to all contracts that were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018 attributed to the deferral of commission costs. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. See Note 3, "Revenue" for more details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer be presented in the Statement of Cash Flows. The Company adopted this standard on January 1, 2018 using the retrospective method. This amendment did not have a material impact on the Company's condensed consolidated statements of income and balance sheets.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments. The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees and separately identifiable cash flows and application of the predominance principle. The Company adopted this update on January 1, 2018. This update did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). The update amends the scope of modification accounting for shared-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the shared-based awards are the same immediately before and after the modification. The Company adopted this update on January 1, 2018. This update did not have a material impact on the Company's condensed consolidated statements of income, balance sheet or cash flows.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Numerator for basic net income per share:
Net income	$2,124	$9,063	$24,067	$45,398
Denominator for basic net income per share:
Weighted-average common shares outstanding	39,853	39,641	39,843	38,028
Basic net income per share	$0.05	$0.23	$0.60	$1.19

Numerator for diluted net income per share:
Net income	$2,124	$9,063	$24,067	$45,398
Denominator for diluted net income per share:
Weighted-average common shares outstanding	39,853	39,641	39,843	38,028
Dilutive stock options, restricted stock and performance restricted stock units and employee stock purchase plan shares	639	623	620	1,078
Diluted weighted-average common shares outstanding	40,492	40,264	40,463	39,106
Diluted net income per share	$0.05	$0.23	$0.59	$1.16

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. The Company excluded 1.5 million and 1.0 million anti-dilutive share equivalents in the calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, respectively; and 1.6 million and 0.8 million anti-dilutive shares for the nine months ended September 30, 2018 and 2017, respectively.

Note 3     Revenue

On January 1, 2018, we adopted ASC 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for our accounting policies applied to revenue recognition prior to adoption of ASC 606. We generally invoice our customers at the beginning of the term on a monthly basis with a term of net 30-60 days. We applied the practical expedient provided by ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. Our policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The primary impact of adopting ASC 606 relates to the deferral of incremental costs of obtaining customer contracts and the amortization of those costs over the period of benefit. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. The adoption of the preceding standard did not have a material impact on the Company's revenue for the three and nine months ended September 30, 2018.

Disaggregation of Revenue

The Company's primary categories of revenue are Healthcare, Commuter, COBRA and Other revenue and are disclosed in the condensed consolidated statements of income. The following table provides information about disaggregated revenue from contracts with customers by the nature of the products and services (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Benefit Administration Service and COBRA	$95,212	$99,482	$295,911	$305,405
Interchange	11,161	10,972	40,461	39,924
Other revenue	7,598	4,392	20,748	12,686
Total	$113,971	$114,846	$357,120	$358,015

Contract Balances

We generally do not recognize revenue in advance of invoicing our customers, however, we record a receivable when revenue is recognized prior to payment and we have unconditional right to payment. Alternatively, when payment precedes the related services, we record a contract liability, or deferred revenue, until our performance obligations are satisfied. Our deferred revenue as of September 30, 2018 and December 31, 2017 was $8.3 million and $3.4 million, net of $1.0 million of contract assets, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue. The Company expects to satisfy its remaining obligations for these arrangements.

Contract Costs

Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs, which primarily consist of deferred sales commissions, were $9.5 million and $9.3 million as of September 30, 2018 and January 1, 2018, respectively and are included in other assets on the condensed consolidated balance sheets. Amortization expense for the deferred costs was $0.7 million and $2.2 million for the three and nine months ended September 30, 2018. There was no impairment loss in relation to

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

the costs capitalized for the periods presented. Deferred contract costs are amortized on a straight-line basis over the period of benefit, which is consistent with the pattern of transfer of the good or service to which the asset relates.

Performance Obligations

During the three and nine months ended September 30, 2018, the Company recognized revenue of ($0.1) million and ($0.4) million subject to changes in the estimated transaction price allocated to performance obligations satisfied in prior periods.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The Company applies the practical expedient to not disclose information about contracts with original expected durations of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised as of September 30, 2018 (in thousands):

2018	2019	2020	2021 and thereafter	Total
$142	571	571	1,716	$3,000

Impacts on Financial Statements

In accordance with ASC 606, the disclosure of the impact of adoption to our unaudited condensed consolidated statements of income and balance sheets was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606	As reported	Adjustments	Balance without adoption of ASC 606
Operating expenses:
Sales and marketing	$17,920	$(69)	$17,851	$54,779	225	$55,004

Total operating expenses	105,842	(69)	105,773	317,694	225	317,919

Income from operations	8,129	69	8,198	39,426	(225)	39,201

Income before income taxes	7,058	69	7,127	36,474	(225)	36,249

Income tax provision	(4,934)	(48)	(4,982)	(12,407)	76	(12,331)

Net income	2,124	21	2,145	24,067	(149)	23,918

Net income per share:
Basic	$0.05		$0.05	$0.60		$0.60
Diluted	$0.05		$0.05	$0.59		$0.59

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	September 30, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Assets
Other assets	$35,074	$(7,104)	$27,970
Total assets	1,678,587	(7,104)	1,671,483

Liabilities and Stockholders' Equity
Retained earnings	103,764	(7,104)	96,660
Total stockholders' equity	$659,896	$(7,104)	$652,792

Note 4     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three and nine months ended September 30, 2018.

Intangible Assets

Acquired intangible assets at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client/broker contracts and relationships	$237,431	$102,756	$134,675	$237,221	$84,581	$152,640
Trade names	3,880	3,563	317	3,880	3,492	388
Technology	14,646	13,769	877	14,646	13,047	1,599
Noncompete agreements	2,232	2,066	166	2,232	2,013	219
Favorable lease arrangements	1,134	687	447	1,134	611	523
Total	$259,323	$122,841	$136,482	$259,113	$103,744	$155,369

Amortization of intangible assets totaled $6.4 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense of intangible assets was $19.1 million and $19.4 million, respectively.

The estimated amortization expense in future periods at September 30, 2018 is as follows (in thousands):
໿

As of September 30, 2018
Remainder of 2018	$6,369
2019	24,914
2020	22,749
2021	19,945
2022	17,509
Thereafter	44,996
Total	$136,482

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 5 Investments and Fair Value Measurements

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as at September 30, 2018 (in thousands):

	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$1,054	$—	$—	$1,054	$1,054	$—
Commercial paper	22,428	—	(4)	22,424	—	22,424
Municipal bonds	2,519	—	—	2,519	—	2,519
Total cash equivalents	$26,001	$—	$(4)	$25,997	$1,054	$24,943

Short-Term Investments:
U.S. government securities	$28,967	$—	$(144)	$28,823	$28,823	$—
U.S. government agency securities	14,315	—	(85)	14,230	—	14,230
Municipal bonds	4,961		(14)	4,947	—	4,947
Foreign government securities	5,020	—	(15)	5,005	—	5,005
Corporate debt securities	145,074	47	(684)	144,437	—	144,437
Commercial paper	21,076	—	(6)	21,070	—	21,070
Certificates of deposit	1,258	—	—	1,258	—	1,258
Asset-backed securities	34,253	3	(205)	34,051	—	34,051
Total short-term investments	$254,924	$50	$(1,153)	$253,821	$28,823	$224,998
Total cash equivalents and short-term investments	$280,925	$50	$(1,157)	$279,818	$29,877	$249,941

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

As of September 30, 2018, the Company had no investments that were in an unrealized loss position for a period of twelve months or greater and have determined that the gross unrealized losses on investments are temporary in nature.

Realized gains and losses on marketable securities are included in other income (expense) on the Company's consolidated statements of income. Gross realized gains and losses on marketable securities for the three and nine months ended September 30, 2018 were not significant.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following table summarizes the estimated amortized cost and fair value of the Company's marketable securities by the contractual maturity date as at September 30, 2018 (in thousands):

	Amortized Cost	Fair Value
Due less than one year	$193,309	$192,753
Due in one to five years	87,616	87,065
Total	$280,925	$279,818

The following table summarizes the estimated amortized costs and fair value of the Company's marketable securities by the contractual maturity date as at December 31, 2017 (in thousands):

	Amortized Costs	Fair Value
Due less than one year	$157,651	$157,573
Due in one to five years	119,224	118,841
Total	$276,875	$276,414

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 6    Receivables

Receivables at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Trade receivables	$52,565	$58,067
Unpaid amounts for benefit services	35,580	52,054
Receivables, gross	88,145	110,121
Less: allowance for doubtful accounts	(3,590)	(2,574)
Receivables, net	$84,555	$107,547

Note 7     Property and Equipment

Property and equipment at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Computers and equipment	$26,803	$22,702
Software and software development costs	137,986	120,278
Furniture and fixtures	8,089	7,754
Leasehold improvements	28,881	25,097
	$201,759	$175,831
Less: accumulated depreciation and amortization	(124,707)	(107,089)
Property and equipment, net	$77,052	$68,742

As of September 30, 2018 and December 31, 2017, total assets under capital lease obligations were $1.4 million and $1.7 million respectively, and were classified as computers and equipment. Accumulated depreciation for assets under capital lease obligations was $0.9 million and $1.1 million as at September 30, 2018 and December 31, 2017 respectively.

The Company capitalized software development costs of $5.4 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively; and $17.0 million and $15.4 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense related to capitalized software development costs was $4.1 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively; and $11.6 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively. These costs are included in amortization expense in the condensed consolidated statements of income. At September 30, 2018, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $39.9 million.

Total depreciation expense plus amortization of capitalized software development costs, for the three months ended September 30, 2018 and 2017 was $7.9 million and $6.0 million, respectively; and $22.0 million and $16.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 8     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Payable to benefit providers and transit agencies	25,407	32,469
Accounts payable and accrued liabilities	23,471	23,788
Accrued compensation and related benefits	31,282	25,921
Other accrued expenses	6,210	5,275
Deferred revenue	6,686	2,524
Accounts payable and accrued expenses	$93,056	$89,977

Note 9     Long-term debt

As of September 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility used	$249,830	$249,830
Less: Outstanding letters of credit	(2,830)	(2,830)
Outstanding revolving credit facility	247,000	247,000
Unamortized loan origination fees	(2,186)	(2,085)
Long-term debt	$244,814	$244,915

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, and increased the Company's borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit sub-facility. The Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. The Company may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. The fees incurred in connection with this Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets.

The loans bear interest, at the Company’s option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of September 30, 2018, the interest rate applicable to the revolving credit facility was 3.63%.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

As of September 30, 2018, the Company had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Credit Agreement.

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

Note 10     Organizational Efficiency Plan

In 2015, the Company initiated the organizational efficiency plan and continued to evaluate ways to improve business processes to ensure that operations align with its strategy and vision for the future. During the three and nine months ended September 30, 2018, the Company incurred $0.7 million and $3.5 million in employee termination or facility closure costs, respectively. During the three and nine months ended September 30, 2017, the Company incurred $(0.1) million and $1.5 million in employee termination or facility closure costs, respectively.

Note 11     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$339	$1,824	$2,666	$5,571
Technology and development	381	510	1,542	1,721
Sales and marketing	449	702	2,199	2,111
General and administrative	4,748	4,141	8,392	8,585
Total	$5,917	$7,177	$14,799	$17,988

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of September 30, 2018, the 2010 Plan has a total of 5.5 million common stock shares available for issuance.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table summarizes the weighted-average fair value of stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options granted (in thousands)	—	63	—	608
Weighted-average fair value at date of grant	$—	$23.27	$—	$26.36

Stock option activity for the nine months ended September 30, 2018 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,478	$47.24	7.22	$42,324
Granted	—	—
Exercised	(54)	26.10
Forfeited and cancelled	(195)	60.71
Outstanding as of September 30, 2018	2,229	$46.56	5.36	$12,383
Vested and expected to vest at September 30, 2018	2,191	$46.34	5.31	$12,387
Exercisable at September 30, 2018	1,783	$43.29	4.76	$12,386

As of September 30, 2018, there was $9.2 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately 2 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon performance-based, market-based, or service-based criteria.

In the third quarter of 2018 and 2017 the Company granted no performance-based restricted stock units. During the nine months ended September 30, 2018, the company granted no performance-based restricted stock units, and in the nine months ended September 30, 2017, the Company granted a total of 343,000 of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% of the target number of shares originally granted, depending on terms of the grant agreement.

Stock-based compensation expense related to restricted stock units was $1.1 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively; and $4.1 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively. Total unrecorded stock-based compensation expense at September 30, 2018 associated with restricted stock units was estimated at $12.2 million, which is expected to be recognized over a weighted-average period of approximately 1 year.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Plan (shares in thousands):

	(Shares in thousands)		Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Service- based RSUs	Performance- based RSUs
Unvested at December 31, 2017	304	725	$61.61	$60.21
Granted	—	—	—	—
Vested	(73)	(221)	58.67	58.45
Forfeited and cancelled	(31)	(304)	63.27	61.65
Unvested at September 30, 2018	200	200	$62.42	$59.98

Note 12     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company's Board of Directors authorized a $100 million stock repurchase program for 3 years which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three and nine months ended September 30, 2018 and 2017. In August 2017, the Company repurchased 134,900 shares of its common stock at an average price of $58.82 per share for a total cost of $7.9 million. As of September 30, 2018, the Company had $77.7 million available for future purchases under the stock repurchase program.

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

The Company's effective tax rate was 69.9% and 36.6% for the three months ended September 30, 2018 and 2017, respectively and 34.0% and 9.1% for the nine months ended September 30, 2018 and 2017, respectively. The income tax provision for the three months ended September 30, 2018 and 2017 was $4.9 million and $5.2 million, respectively, and $12.4 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Note 14    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various expiration dates through 2022. Future minimum lease payments under capital lease obligations as of September 30, 2018 are $0.5 million. The Company recorded current and long-term portions of capital lease obligations under other current liabilities and non-current liabilities, respectively, in the consolidated balance sheets.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2028. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $8.7 million, are as follows (in thousands):

As of September 30, 2018
Remainder of 2018	$2,310
2019	9,518
2020	9,720
2021	9,689
2022	6,536
Thereafter	7,971
Total future minimum lease payments	$45,744

Rent expense for the three months ended September 30, 2018 and 2017 was $1.9 million and $1.9 million, respectively, and $5.9 million and $5.8 million for the nine months ended September 30, 2018 and 2017, respectively. Sublease income for the three and nine months ended September 30, 2018 was $0.5 million and $1.4 million, respectively. There was $0.5 million and $1.2 million sublease income recognized for the same periods in 2017, respectively.

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

Critical Accounting Policies and Significant Management Estimates

Other than the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2018, as compared to the critical accounting policies and estimates disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Revenue

Revenue and changes in revenue by product for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017			2018	2017
(Dollar in thousands)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
Revenues:
Healthcare	$66,125	$65,893	$232	—%	$209,486	$208,769	$717	—%
COBRA	25,081	26,897	(1,816)	(7)%	80,116	82,465	(2,349)	(3)%
Commuter	18,785	17,987	798	4%	56,510	54,366	2,144	4%
Other	3,980	4,069	(89)	(2)%	11,008	12,415	(1,407)	(11)%
Total revenues	$113,971	$114,846	$(875)	(1)%	$357,120	$358,015	$(895)	—%

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

Healthcare revenue increased by $0.2 million, or 0% for the three months ended September 30, 2018, as compared to the same period in 2017. Healthcare revenue increased by $0.7 million, or 0% for the nine months ended September 30, 2018, as compared to the same period in 2017. Healthcare revenue increased due to the addition of new clients and growth in new employee participation for HSA and an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue decreased by $1.8 million, or 7% for the three months ended September 30, 2018, as compared to the same period in 2017. COBRA revenue decreased by $2.3 million, or 3% for the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease was primarily driven by client terminations partially offset by an increase in annual notice fees.

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

Commuter revenue increased by $0.8 million, or 4% for the three months ended September 30, 2018, as compared to the same period in 2017. Commuter revenue increased by $2.1 million, or 4% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.1 million or 2% for the three months ended September 30, 2018, as compared to the same period in 2017. Other revenue decreased by $1.4 million or 11% for the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues (excluding amortization of internal use software)	$33,886	$39,031	$(5,145)	(13)%	$115,272	$130,438	$(15,166)	(12)%
Percentage of revenue	30%	34%			32%	36%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues decreased by $5.1 million or 13% for the three months ended September 30, 2018, as compared to the same period in 2017. Cost of revenues decreased by $15.2 million or 12% for the nine months ended September 30, 2018, as compared to the same period in 2017. The decreases were primarily due to a decrease in compensation and related benefits associated with the headcount vacancy that occurred in the third quarter of 2017 and a reduction in outsourced services.

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

Operating Expenses

Technology and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Technology and development	$13,180	$13,932	$(752)	(5)%	$39,605	$43,718	$(4,113)	(9)%
Percentage of revenue	12%	12%			11%	12%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses decreased by $0.8 million, or 5% for the three months ended September 30, 2018, as compared to the same period in 2017. Technology and development expenses decreased by $4.1 million, or 9% for the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in outsourced services partially offset by an increase in software expenses.

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$17,920	$16,385	$1,535	9%	$54,779	$47,192	$7,587	16%
Percentage of revenue	16%	14%			15%	13%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $1.5 million or 9% for the three months ended September 30, 2018, as compared to the same period in 2017. Sales and marketing expenses increased by $7.6 million or 16% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in compensation, benefit costs and direct sales commissions, partially offset by a decrease in outsourced services.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$29,681	$20,196	$9,485	47%	$73,828	$52,155	$21,673	42%
Percentage of revenue	26%	18%			21%	15%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $9.5 million or 47% for the three months ended September 30, 2018, as compared to the same period in 2017. General and administrative expenses increased by $21.7 million or 42% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was primarily due to increase in professional fees related to legal and accounting fees attributed to the restatement and audit committee investigations partially offset by a decrease in stock-based compensation expense due to executive departures and decline in stock price.

To support our continued growth, we expect our general and administrative expenses to continue to increase in absolute dollars as we expand general and administrative headcount.

Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Amortization	$10,502	$9,402	$1,100	12%	$30,684	$28,032	$2,652	9%
Percentage of revenue	9%	8%			9%	8%

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

Amortization increased by $1.1 million or 12% and increased by $2.7 million or 9% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily driven by an increase in amortization resulting from the acquired intangibles from the Tango acquisition and an increase in amortization of internal use software due to increased investment in software development projects.

Employee Termination and Other Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Employee termination and other charges	$673	$(148)	$821	(555)%	$3,526	$1,500	$2,026	135%
Percentage of revenue	1%	(0.1)%			1%	0.4%

Employee termination and other charges increased by $0.8 million for the three months ended September 30, 2018 as compared to the same periods in 2017. Employee termination and other charges increased by $2.0 million for the nine months ended September 30, 2018 as compared to the same periods in 2017. The increase was primarily attributable to executive departures in 2018.

Other Income (Expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$1,522	$340	$1,182	348%	4,225	502	$3,723	742%
Interest expense	$(2,575)	$(2,059)	$(516)	25%	(7,177)	(5,261)	$(1,916)	36%
Other income (expense), net	$(18)	$(30)	$12	(40)%	—	(260)	$260	(100)%

Interest income increased for the three and nine months ended September 30, 2018 due to our investment strategy implemented during the third quarter of 2017.

Interest expense increased by $0.5 million or 25% and $1.9 million or 36% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility.

The decrease in other income (expense), net for the nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income before income taxes	$7,058	$14,299			$36,474	$49,961
Income tax benefit (provision)	$(4,934)	$(5,236)	$302	(6)%	$(12,407)	$(4,563)	$(7,844)	172%
Effective tax rate	(70)%	(37)%			(34)%	(9)%

Income tax provision decreased by $0.3 million or 6% and increased by $7.8 million or 172% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The provision for income tax for the three and nine months ended September 30, 2018 reflect the effects of the Tax Act related to the discrete effects of limitations on deduction of compensation.

Liquidity and Capital Resources

As of September 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $770.0 million and short-term investments totaling $253.8 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, public stock offerings and cash generated from ongoing operations.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement with MUFG Union Bank, N.A., as administrative agent, to increase the borrowing capacity to $400.0 million, with a $15.0 million letter of credit subfacility (the "Credit Agreement"). The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100 million in additional commitments. The loans bear interest, at our option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. We elected option (i) and, as of September 30, 2018, the interest rate applicable to the revolving credit facility was 3.63%. All of our existing and future material subsidiaries are required to guarantee our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. As of September 30, 2018, we have $150.2 million available to borrow under the revolving credit facility. We are currently in compliance with all financial and non-financial covenants under the credit facility.

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

Cash Flows

The following table presents information regarding our cash flow activities:

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change

Net cash provided by operating activities	$75,868	$129,117	$(53,249)
Net cash used in investing activities	(86,489)	(124,643)	38,154
Net cash provided by financing activities	1,313	122,496	(121,183)
Net change in cash and cash equivalents, unrestricted and restricted	$(9,308)	$126,970	$(136,278)

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities decreased for the nine months ended September 30, 2018 as compared to the same period of 2017 by $53.2 million. Cash provided by operating activities for the nine months ended September 30, 2018 was primarily comprised of net income of $24.1 million, adjusted upward for non-cash items primarily related to depreciation and amortization of $44.9 million, stock-based compensation expense of $14.8 million, and changes in operating assets and liabilities providing a net decrease of $7.6 million.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $86.5 million for the nine months ended September 30, 2018, primarily due to $58.6 million net purchases of investments and $27.7 million investment in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2018 which consisted of approximately $2.3 million in proceeds from exercises of stock options and sale of stock under the 2012 Employee Stock Purchase Plan (“ESPP”), partially offset by a payment of $0.5 million for debt issuance costs related to the credit agreement amendment and a $0.2 million of taxes related to net share settlement of stock-based compensation arrangements. Net cash provided by financing activities decreased $121.2 million compared to the prior year as we received $130.8 million from our public stock offering in 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2018:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	38,731	8,972	17,945	11,814	—
Operating lease obligations (3)	45,744	9,389	19,474	10,925	5,956
Total	$331,475	$18,361	$37,419	$269,739	$5,956

______________________________________________________________________________

(1)
As of September 30, 2018, maximum borrowings under the revolving credit facility are $400.0 million with a base rate determined in accordance with the credit agreement or, at our option, LIBOR plus a spread of 1.25% to 2.25% per annum, and a maturity date of April 4, 2022. As of September 30, 2018, our outstanding principal of $247.0 million is presented net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of September 30, 2018 of 3.63% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2028.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2018.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of that evaluation, which included information identified during the Audit Committee investigation and the work undertaken by management and the Company's advisors, management has concluded that our internal control over financial reporting as of September 30, 2018 was not effective due to the existence of the following material weaknesses in internal control over financial reporting described below.
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