Form 10-K/A
period 2016-12-31
WAGEWORKS, INC.
filed 2019-04-26
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 18, 2019, there were 39,852,857 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of the Stockholders (the “2017 Proxy Statement”), which was filed with the Securities and Exchange Commission on March 17, 2017, are incorporated by reference into Part III of this Annual Report where indicated.

WAGEWORKS, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2016

EXPLANATORY NOTE

This Annual Report on Form 10-K/A as of and for the year ended December 31, 2016 includes consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. The consolidated financial statements for the year ended December 31, 2016 and selected financial data for the year ended December 31, 2016 are restated. The restated consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2016, were previously incorporated into the 2017 Form 10-K, filed on March 18, 2019. This Form 10-K/A also contains the restatement details in the notes to consolidated financial statements, primarily in Note 16, Restatement of Consolidated Financial Statements, and Note 15, Selected Quarterly Financial Data.

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board of Directors (the “Board”) of WageWorks, Inc. (together with its subsidiaries, “WageWorks,” the “Company,” “we,” “our,” or “us”) concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such consolidated financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of the Board as a result of the investigation described below and after consultation with the Company’s then independent auditors and management team. The investigation has included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and 2017 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing of revenue recognition under certain contracts and arrangements, and the impact of impairment assessment for KP Connector, our internal use software, among other less material matters.

During the course of this investigation, and during the Company's subsequent review of its accounting practices, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) related to revenue recognition for a government contract, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector, our internal use software. See Restatement Note 16 to this Annual Report on Form 10-K/A.

We are filing this Annual Report on Form 10-K/A (“Form 10-K/A”) for the annual period ended December 31, 2016, which was filed with the United States Securities and Exchange Commission ("SEC") on February 23, 2017 (the "Original Filing"), to reflect changes to the Consolidated Balance Sheet at December 31, 2016 and the Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2016, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-K/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1A - Risk Factors
Part I - Item 3 - Legal Proceedings
Part II - Item 6 - Selected Financial Data
Part II - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8 - Financial Statements
Part II - Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Part II - Item 9A - Controls and Procedures
Part IV - Item 15 - Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Part IV, Item 15 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, and in Item 8, Note 16, this Form 10-K/A does reflect events occurring after the date of the Original Filing to the date this Form is filed.

Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning tax-advantaged consumer-directed benefits, market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for acquisitions and portfolio purchases, carrier relationships, channel partnerships, private exchanges, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K/A. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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

Overview

We are a leader in administering Consumer-Directed Benefits ("CDB"), which empower employees to save money on taxes and provide corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts, such as Health Savings Accounts ("HSA"), health and dependent care Flexible Spending Accounts ("FSA"), Health Reimbursement Arrangements ("HRA"), as well as Commuter Benefit Services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act ("COBRA"), and other employee benefits.

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

At January 31, 2017, we had approximately 6.5 million employee participants from over 100,000 employer clients. In 2016, employee participants used approximately 5.9 million WageWorks prepaid debit cards. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to employers which then distribute the products to their employees based on demand. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to submit updated participant files in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline.

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

In addition, in March 2016 we were selected by the United States Office of Personnel Management ("OPM") to administer its Federal Flexible Spending Account Program, or FSAFEDS. This new relationship provides eligible Federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants had started and transition of all participants was completed during the third quarter of 2016. In addition, the United States Postal Service became a member of the OPM contract during the first quarter of 2017.

Upon commencement of the OPM agreement, we performed certain professional services that we believed were within the scope of the agreement and accordingly recognized $3.6 million in revenue in the twelve months ended December 31, 2016. In April 2018, we determined that we should not have recognized revenue related to the OPM professional services, and the related receivable should be reversed. As a result, the Company has made adjustments to reduce revenue by $3.6 million for the twelve months ended December 31, 2016.

Our Technology Platforms

We run our services primarily on a number of enterprise platforms that have been designed to be highly scalable based on an on-demand delivery model that employer clients and their employee participants may access through a standard web browser on any Internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base. We closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.

The majority of our accounts run on our proprietary platform, which we call our Enterprise platform. We generally use our Enterprise platform for medium-sized and enterprise clients. Our Enterprise platform supports all account administrative functions and provides integration with the systems used by employer clients, payment networks, health plans and key suppliers. Our Enterprise platform features a flexible, rules-based engine that includes multi-wallet functionality and is highly configurable to accommodate custom client plan designs and service requests. This multi-wallet functionality allows us to include more than one type of healthcare account (FSA, HRA and HSA) on one participant's card, and helps ensure that funds that are otherwise subject to forfeiture at the end of a plan year are used first to pay for eligible expenses.

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

Government Regulation

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. We have implemented and continue to enhance compliance programs and policies to monitor and address the legal and regulatory requirements applicable to our operations, including dedicated compliance personnel and training programs. For additional information regarding laws and regulations impacting our business, refer to Part I, Item 1, “Risk Factors,” of this Annual Report on Form 10-K/A.

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
As discussed in the Explanatory Note to this Annual Report and in Note 16, “Restatement of the Consolidated Financial Statements” to the Notes to our Consolidated Financial Statements included in this Annual Report, we have restated our previously issued financial statements for the quarterly and year-to-date periods ended June 30 and September 30, 2016 and are restating our previously issued financial statements for (i) the year ended December 31, 2016 and (ii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.
In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees and lender and noteholder consent fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implementing a number of additional procedures, in order to strengthen our accounting and compliance functions and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.
We are also subject to a securities class action and shareholder derivative suits and investigations arising out of the misstatements in our financial statements, including investigations by the Securities and Exchange Commission (the “SEC”) and the U.S. Attorney’s Office for the Northern District of California (the “USAO”). For additional discussion see Item 3. Legal Proceedings and "Legal Matters" in Note 13 to our Consolidated Financial Statements.
The restatement of our previously issued financial results has resulted in securities class action and shareholder litigation, as well as government investigations that could result in government enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
We are subject to securities class action and shareholder litigation relating to our previous public disclosures. In addition, we are subject to government investigations arising out of the misstatements in our previously issued financial statements. For additional discussion see Item 3. Legal Proceedings and "Legal Matters" in Note 13 to our Consolidated Financial Statements. On March 9, 2018, a putative class action - captioned Government Employees’ Retirement System of the Virgin Islands v. WageWorks, Inc., et al., No. 4:18-cv-01523-JSW - was filed in the United States District Court for the Northern District of California (the “Securities Class Action”) against the Company, our former Chief Executive Officer, and our former Chief Financial Officer. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on behalf of persons and entities that acquired WageWorks securities between May 6, 2016 and March 1, 2018, and alleges, among other things, that the defendants issued false and misleading financial statements. On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of our officers and directors and the Company (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. Pursuant to the parties’ stipulation, which was approved by the Superior Court, the actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain of our officers and directors and the Company (as nominal defendant) in the United States District Court for the Northern District of California (together, the “Derivative Suits”). Furthermore, the Company voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement and independent investigation, is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. The U.S. Attorney’s Office for the Northern District of California also opened an investigation. The Company has provided documents and information to the U.S. Attorney’s Office and will continue to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter. For additional discussion of these matters, see Note 13, "Commitments and Contingencies," to the Notes to our consolidated financial statements included in this Annual Report. We could become subject to additional private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure to these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.
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
As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.
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
We are currently delinquent in the filing of certain of our periodic reports with the SEC, and have been delinquent in our filings in the past. We have also not convened an Annual Meeting of Stockholders since 2017. As a result, we are not in compliance with listing requirements of Section 802.01E of the NYSE Listed Company Manual which requires timely filing of periodic financial reports with the SEC. Our failure to file our periodic reports with the SEC in a timely manner or within any extension periods prescribed by the NYSE, may subject our common stock to delisting by the NYSE. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on NYSE or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.
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
Moreover, most of our employer clients have the right to cancel their agreements for convenience, including the OPM, subject to certain notice requirements. While few employer clients have terminated their agreements with us for convenience, some of our employer clients have elected not to renew their agreements with us. Our employer clients’ renewal rates may decline or fluctuate as a result of a number of factors, including the prices of competing products or services, reductions in our employer clients’ spending levels, disruptions in connection with the migration of accounts from one platform to another and in-house development of CDB services by our employer clients. For example, we have seen client attrition as a result of our efforts to migrate accounts from legacy processing and servicing platforms to our own proprietary platforms. Our employer client retention rate may further decline as a result of the restatement of financial results.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. Factors that may contribute to declines in our growth rates include challenges in the selling environment and the continued impact of integration activities.

In addition, our growth may be affected by changing consumer behaviors, such as the decline in the use of traditional public transportation, and the ability for our product and services to address these changes. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
We must collect, store and use employee participants’ confidential information and transmit that data to third parties, to provide our services. For example, we collect names, addresses, and other personally identifiable information from employee participants which may include social security numbers (i.e., partial or, in some cases, full). We also collect personal health information (“PHI”), including information about employee participants’ health plans and insurance coverage. In addition, we facilitate the issuance and funding of prepaid debit cards and, in some cases, collect bank routing information, account numbers and personal credit card information for purposes of funding an account or issuing a reimbursement. Because of the types of data we collect, we are subject to numerous state data breach laws as well as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act, and other legal and contractual obligations.
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
Changes in healthcare or other laws and regulations applicable to our business may occur that could increase our compliance and other costs of doing business, require significant systems enhancement, or render our products or services less profitable or obsolete, any of which could have a material adverse effect on our results of operations. We may also be subject to additional obligations relating to personal data by contract, including compliance with industry standards.
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
In addition, the numerous federal and state laws and regulations related to the privacy and security of personal health information and, in particular those promulgated pursuant to HIPAA, require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form. We are required to enter into written agreements with all of our employer clients known as Business Associate Agreements. Pursuant to these agreements, and as our employer client’s “Business Associate” thereunder, we are required to safeguard all individually identifiable health information of their participating employees and are restricted in how we use and disclose such information. These agreements also contain data security breach notification requirements which, in some circumstances, may be more stringent than HIPAA requirements. As we are unable to predict what changes to HIPAA or other privacy and security laws or regulations might be made in the future, we can’t be certain how those changes could affect our business or the costs of compliance.
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
The financing incurred under our First Amended Credit Agreement could adversely affect our liquidity and financial condition.
As of December 31, 2016, we had outstanding revolving loans of $249.5 million under our first amendment to the Credit Agreement, dated as of August 1, 2016 (the “Amendment”), by and among us, the lenders and MUFG Union Bank, N.A., as administrative agent. Subsequent to the Amendment, we borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection to the acquisition of ADP CHSA/COBRA Business. Our ability to meet our payment obligations and satisfy the covenants under the Second Amended Credit Agreement, including the financial ratios, depends on our ability to generate sufficient cash flow and can be affected by events beyond our control. We cannot assure you that we will be able to meet these ratios and our other obligations under the Second Amended Credit Agreement. If we are not able to generate sufficient cash flow from operations to service our obligations under our Second Amended Credit Agreement, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.
A breach of any covenant or restriction contained in the Second Amended Credit Agreement could result in a default under the Second Amended Credit Agreement. Upon the occurrence of an event of default, the lenders could elect to declare some or all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, immediately due and payable and terminate any commitments they have to provide further borrowings. Further, following an event of default, the lenders will have the right to proceed against the collateral granted to them to secure that debt, including substantially all of our assets. If the debt under the Second Amended Credit Agreement was to be accelerated, we may not have sufficient funds to repay our existing debt and our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration. Any such default could have a material adverse effect on our liquidity and financial condition.
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
Some plan providers and partners with which we have relationships also provide, or may provide, competing services.
We face competitive risks in situations where some of our strategic partners are also current or potential competitors. Certain of the banks we utilize as custodians of the funds for our HSA employee participants also offer their own HSA products. In addition, our strategic brokers and other parties with which we have relationships with have, and may in the future, decide to start providing the CBD services that we offer themselves. This has, and may in the future, result in new competitors in the market, but also the loss of selling channels for the Company. To the extent that these partners choose to offer competing products and services that they have developed or in which they have an interest to attract our current or potential clients, our results of operations, business and prospects could be materially adversely affected.
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
Because of the large amount of data that we collect and process, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our clients and their employee participants regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including our clients and their employee participants’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. For example, our clients and their employee participants access our applications through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt access to our applications, which could adversely affect our clients and their participants’ perception of our applications’ reliability and our revenues. We may be required to issue credits or refunds to our clients or otherwise be liable to our clients and/or their employee participants for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose customers.
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

As of December 31, 2016, we had $9.1 million of federal and $24.3 million of state net operating loss carryforwards available to offset future regular and alternative minimum taxable income. The state net operating loss carryforward has been prepared on a post-apportionment basis. These net operating loss carryforwards will begin to expire in the year 2033 for U.S. federal income tax purposes and in years 2017 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $6.8 million and $3.5 million, respectively. The federal research credit carryforwards expire beginning in 2023 through 2036, if not fully utilized. The state research credit carries forward indefinitely for the state of California and other states begin to expire in years 2035 through 2036. In addition, we have $0.1 million of state investment tax credits that will begin to expire in years 2017 through 2019, if not fully utilized. Our ability to utilize net operating loss and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended, and similar state tax laws. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss carryforwards or our research and development credits during the carryover periods.

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. Under SEC regulations, the failure to timely file with the SEC our required annual report and quarterly reports resulted in the suspension of the availability of our employee and director stock benefit plans, including the Company's 401(k) and Profit Sharing Plan, to allow our employees to exercise any Company stock options that they hold or to choose to invest in our common stock under the 401(k) and Profit Sharing Plan. However, once we become current with our SEC reporting requirements, substantially all of our outstanding common stock will be eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as will be common stock issuable under vested and exercisable options. Rule 144 allows public resale of restricted and control securities if certain conditions are met. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such a company. A Securities Class Action as well as Derivative Suits have been filed against us and a number of our current and former officers and directors. See Item 3. Legal Proceedings and “Legal Matters” in Note 13 to our Consolidated Financial Statements. That litigation, or future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, financial condition and cash flow.
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

Item 3. Legal Proceedings

The Company is pursuing affirmative claims against the OPM to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to our contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, we filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, we also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. On March 2019, the Company filed a Motion for Summary Judgement with CBCA on the December 22nd denial by the OPM. The government has until May 2019 to respond. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, is scheduled to go to trial in July 2019. In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act, and has moved to dismiss part of our claim against OPM as a result. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.

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

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonable possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, the Company will provide disclosure to that effect. However, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

The Company is involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business. While it is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings or claims, the Company believes, based on current knowledge and the advice of counsel, that such litigation, proceedings and claims will not have a material impact on the Company’s financial position or results of operations.

Additional information with respect to this Item may be found under the heading “Legal Matters” in Note 13. Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated into this Item 3. by reference.

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

Stockholders

As of April 18, 2019, according to the records of our transfer agent, there were 21 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.

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

$700
$600
$500
$400
$300
$200
$100
$0
5/10/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
WageWorks, Inc.
NYSE Composite
Russell 3000

Share Repurchase Program

On August 6, 2015, our Board authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2016, we repurchased 226,170 shares of common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2016, we had $85.6 million available for future share repurchases under the program. There were no repurchases of common stock by the Company during the three months ended December 31, 2016.

Item 6. Selected Financial Data

Restatement

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements as of and for the year ended December 31, 2016. For additional information and a detailed discussion of the restatement, see Note 16, “Restatement of Consolidated Financial Statements” to the Notes to our Consolidated Financial Statements included in this Annual Report.

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

	Years Ended December 31,
	2012	2013	2014	2015	2016 As Restated Note 16 (2)
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$177,282	$219,278	$267,832	$334,316	$355,561
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	64,647	81,918	100,226	117,170	129,046
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	78,029	93,772	115,565	149,587	163,273
Amortization, impairment and change in contingent consideration	15,674	11,612	20,992	27,618	37,175
Total operating expenses	158,350	187,302	236,783	294,375	329,494
Income from operations	18,932	31,976	31,049	39,941	26,067
Other income (expense):
Interest income	36	17	5	153	406
Interest expense	(1,772)	(1,339)	(1,612)	(1,925)	(2,717)
Other income (expense)	429	248	743	(182)	1,075
Income before income taxes	17,625	30,902	30,185	37,987	24,831
Income tax provision	(7,126)	(9,203)	(11,943)	(15,037)	(8,929)
Net income	10,499	21,699	18,242	22,950	15,902
Accretion of redemption premium expense	(2,301)	—	—	—	—
Net income	$8,198	$21,699	$18,242	$22,950	$15,902
Net income per share:
Basic	$0.45	$0.65	$0.52	$0.64	$0.44
Diluted	$0.33	$0.62	$0.50	$0.63	$0.43
Shares used in computing net income per share:
Basic	18,138	33,626	35,145	35,784	36,404
Diluted	24,414	35,277	36,330	36,595	37,210
	As of December 31,
	2012	2013	2014	2015	2016 As Restated Note 16 (2)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$305,793	$359,958	$413,301	$500,918	$672,609
Working capital (1)	46,362	68,843	61,467	121,781	104,826
Total assets	519,970	599,655	794,715	888,739	1,335,781
Total liabilities	363,559	371,523	515,291	551,770	938,139
Total stockholders' equity	156,411	228,132	279,424	336,969	397,642

1.
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

2.
On November 28, 2016, the Company completed the Asset Purchase Agreement ("APA") with ADP to acquire ADP’s COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash. During the year ended December 31, 2016, the impact on total revenue was approximately $9.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,”

“can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunity for portfolio purchases, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A above. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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

In March 2016, we were selected by OPM to administer its Federal Flexible Spending Account Program, or FSAFEDS. This new relationship provides eligible Federal employees access to our advanced technology platform and premium service capabilities. Service to existing participants has started in the second quarter of 2016 and the transition of all participants to WageWorks was completed during the third quarter of 2016. In addition, the United States Postal Service became a member of the OPM contract in the first quarter of 2017.

On November 28, 2016, we completed the transaction with Automatic Data Processing Inc., or ADP, a leading global provider of Human Capital Management solutions, to acquire ADP’s Consumer Health Spending Account, or CHSA, COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash.

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 16, Restatement to our Consolidated Financial Statements, of this Annual Report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. In addition, please refer to Note 1. Summary of Business and Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report Form 10-K/A for further discussion of our accounting policies.

Revenue Recognition

We report revenue based on the following product lines: Healthcare, Commuter, COBRA and Other revenue. Healthcare and Commuter include revenues generated from benefit service fees based on employee participant levels and interchange and other commission revenues. Interchange and other commission revenues are subject to revenue share arrangements and are based on a percentage of total healthcare and commuter dollars transacted using cards distributed by us pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ HRAs, and certain healthcare FSAs. Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

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

Other commission revenue consists of commissions the Company receives from purchasing passes on behalf of its employee participants from various transit agencies and due to the significant volume of these purchases, we receive commissions on these passes which we record on a net basis. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

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

Impairment of Long-lived Assets
The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. We did not record impairment losses related to long-lived assets in the years ended December 31, 2014 and 2015.

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

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel; and

•	A more-likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

Customer Obligations Liability
Many of our customer agreements include provisions whereby our customer remit funds to us which represent prefunds of employer / client and employee participant contributions related to FSA, HRA and commuter programs as more fully described below under "Prefunds". The agreements do not represent restricted cash and accordingly the amounts received are included in cash and cash equivalents on our consolidated balance sheets with a corresponding liability recorded as customer obligations. Our customers generally provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished throughout the year by our FSA, HRA and commuter clients as customers are provided benefits under these programs.

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

Business Combination
We record acquisitions using the acquisition method of accounting. All of the assets acquired and liabilities assumed, are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant judgments, estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, assistance from independent third-party appraisal firms. Our significant assumptions and estimates include, but are not limited to, the cash flows for customer relationships, developed technology, the estimated cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. See Note 3, “Acquisitions and Channel Partner Arrangements” in the Notes to our Consolidated Financial Statements included in this Annual Report.
Recent Accounting Pronouncements
See Note 1, “Summary of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Annual Report for the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

Revenues

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
Revenues:	(in thousands)
Healthcare	$155,989	$176,573	$195,108	13%	10%
Commuter	61,776	63,895	70,215	3%	10%
COBRA	31,996	51,299	73,765	60%	44%
Other	18,071	42,549	16,473	135%	(61)%
Total revenues	$267,832	$334,316	$355,561	25%	6%

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

The $6.3 million, or 10% increase in commuter revenue from 2015 to 2016 was primarily due to the addition of new clients and growth in the number of employee participants resulting from the maximum pre-tax monthly benefit for transit and vanpooling increasing from $130 in 2015 to $255 in 2016. Commuter revenue was further increased by an increase in interchange fee revenue and vendor commission revenue from growth in our Commuter programs.

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

Cost of Revenues

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$100,226	$117,170	$129,046	17%	10%
Percent of revenue	37%	35%	36%

Cost of revenues consist of direct expenses for claims processing, product support and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes and employee participant communications.

The $11.9 million, or 10% increase in cost of revenues from 2015 to 2016 was due primarily to an increase of $11.2 million in compensation related costs to administer FSAFEDS and service new clients transitioned under the channel partner arrangement with Ceridian. The increase was further driven by a $2.4 million increase in stock-based compensation expense as a result of new grants of restricted stock units, performance-based restricted stock units, and stock options. The increases were partially offset by a decrease in printing and postage related to customer support, as a result of termination of the relationship with a significant customer in the health insurance exchange business.

The $16.9 million or 17% increase in cost of revenues from 2014 to 2015 was due primarily to an increase of $15.7 million related to a full year of CONEXIS operations in 2015, an increase of $1.6 million in stock-based compensation expense due to new grants of performance-based restricted stock units as well as stock options granted in the first quarter of 2015. The increase in cost of revenues was offset by a decrease in temporary help and contractors mainly in product support functions.

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

Technology and Development

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Technology and development	$27,741	$43,041	$44,719	55%	4%
Percent of revenue	10%	13%	13%

Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development.

The $1.7 million, or 4% increase in technology and development expenses from 2015 to 2016 was due primarily to $3.6 million increase in compensation and outsourced service costs, and services and hardware related expense to administer FSAFEDS and to support clients transitioned under the channel partner agreement with Ceridian. The change was further driven by a $1.3 million increase in stock-based compensation expense as a result of new grants of service-based restricted stock units and stock options. The increases were offset by a decrease in temporary help, consulting and outsourced services expenses as a result of the termination of a significant customer relationship in the health insurance exchange business in the third quarter of 2015.

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

Sales and Marketing

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Sales and marketing	$44,940	$50,540	$57,083	12%	13%
Percent of revenue	17%	15%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations and other marketing expenses.

The $6.5 million or 13% increase in sales and marketing expense from 2015 to 2016 was due primarily to a $6.4 million increase in compensation and outsourced services, printing and reproduction services, and stock-based compensation expense to support the increase in our client base from administering FSAFEDS and channel partner arrangement with Ceridian. These increases were offset by a decrease of $1.0 million in outside commissions expense due to termination of our relationship with certain brokers.

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

General and Administrative

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
General and administrative	$42,884	$54,093	$60,324	26%	12%
Percent of revenue	16%	16%	17%

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

Amortization, Impairment and Change in Contingent Consideration

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Amortization, impairment and change in contingent consideration	$20,992	$27,618	$37,175	32%	35%

Our amortization, impairment and change in contingent consideration consists of three components: amortization of internal use software, amortization of acquired intangible assets, and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solution. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

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

The $6.6 million or 32% increase in amortization, impairment and change in contingent consideration from 2014 to 2015 was driven by an increase of $5.4 million in amortization of acquisition-related intangible assets as a result of the CONEXIS acquisition and increases from amortization of additions to internal use software offset by a decrease in amortization of intangible assets that were fully amortized in 2015.

Employee Termination and Other Charges

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Employee termination and other charges	$—	$1,913	$1,147	100%	(40)%

The $0.8 million or 40% decrease from 2015 to 2016 was primarily attributable to severance related costs incurred in 2015 when we executed an organizational efficiency plan which reduced our headcount. These costs were partially offset by an increase in transaction costs related to the acquisition of the ADP CHSA/COBRA Business.

In the second quarter of 2015, we executed an organizational efficiency plan which reduced our headcount. We recognized charges of $1.9 million in 2015, primarily for severance costs.

Other Income (Expense)

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Interest income	$5	$153	$406	2,960%	165%
Interest expense	(1,612)	(1,925)	(2,717)	19%	41%
Other income (expense)	743	(182)	1,075	(124)%	691%

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2016, our unrecognized tax benefits approximated $4.8 million and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

	Year Ended December 31,			Change from prior year
	2014	2015	2016 As Restated Note 16	2015	2016 As Restated Note 16
	(in thousands)
Income before income taxes	30,185	37,987	24,831
Income taxes provision	$(11,943)	$(15,037)	$(8,929)	26%	(41)%
Effective tax rate	39.57%	39.58%	35.96%

The Company's 2016 restated tax provision was reduced by $3.0 million for the tax-effects of pre-tax restatement adjustments (see Note 16, “Restatement of the Consolidated Financial Statements” in the Notes to our Consolidated Financial Statements included in this Annual Report for additional information).

The $6.1 million or 41% decrease in the provision for income taxes from 2015 to 2016 was due primarily to a decrease in income before income taxes in 2016 as compared with 2015.

The $3.1 million or 26% increase in the provision for income taxes from 2014 to 2015 was due primarily to an increase in federal income taxes as result of higher income before income taxes in 2015 as compared to 2014.

Liquidity and Capital Resources

At December 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $672.6 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the year ended December 31, 2016, our cash flow from operating activities provided $262.8 million.

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

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31, 2015	December 31, 2016 As Restated Note 16
Amounts borrowed	$79,600	$249,500
Outstanding letters of credit	2,700	500
Amounts available to borrow (1)	67,700	—
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

The revolving credit facility contains customary affirmative and negative covenants and also has financial covenants relating to a consolidated leverage ratio and an interest coverage ratio. We are obligated to pay customary commitment fees and letter of credit fees for a facility of this size and type. As of the date this 2016 Annual Report on Form 10-K/A was filed with the U.S. Securities and Exchange Commission, we are in compliance with all financial and non-financial covenants under the revolving credit facility.

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

Cash Flows

The following table presents information regarding our financial position including cash and cash equivalents:

	December 31,
	2015	2016 As Restated Note 16
	(in thousands)
Cash and cash equivalents	$500,918	$672,609

The following table presents information regarding our cash:

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
	(in thousands)
Net cash provided by operating activities	$54,423	$114,260	$262,834
Net cash used in investing activities	(65,535)	(37,968)	(283,404)
Net cash provided by financing activities	64,455	11,325	192,261
Net increase in cash and cash equivalents	$53,343	$87,617	$171,691

Cash Flows from Operating Activities

Net cash provided by operating activities increased in 2016 as compared to 2015 by $148.6 million. Cash provided by operating activities in 2016 was composed of net income of $15.9 million, adjusted upward for non-cash items related to depreciation, amortization, impairment, and contingent consideration of $46.0 million, stock-based compensation of $27.2 million, provision for doubtful accounts of $0.9 million, and other non-cash upward adjustments of $0.3 million in aggregate, offset by downward adjustments for non-cash items related to deferred taxes and excess tax benefits related to stock-based compensation of $20.7 million, and changes in operating assets and liabilities providing a net increase of $193.2 million.

Net cash provided by operating activities increased in 2015 as compared to 2014 by $59.8 million, due primarily to a $4.7 million increase in profits and a $36.7 million increase in cash provided by our working capital. Cash from operating activities in 2015 resulted primarily from our net income of $23.0 million being adjusted for the following non-cash items:  $6.7 million for depreciation, $27.6 million for amortization, impairment and change in contingent consideration and $20.6 million for stock-based compensation expense. Cash from operating activities in 2015 compared to 2014 was further increased by changes in our working capital due primarily to an $18.9 million increase in customer obligation as well as a $2.4 million increase in accounts payable and accrued expenses due to the increase in prefunds and timing of payments to transit agencies.

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

Cash Flows from Financing Activities

Net cash provided by financing activities increased in 2016 as compared to the 2015 by $180.9 million, due primarily to an increase in proceeds from long-term debt of $169.7 million, net of debt issuance costs, from our revolving credit facility to finance the acquisition of ADP CHSA/COBRA Business in 2016. It was further increased by proceeds from exercise of stock options, an increase in the excess tax benefit related to stock-based compensation arrangements, offset by a decrease in payments related to contingent consideration and payments made for share repurchase activities in 2016.

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

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$249,500	$—	$—	$249,500	$—
Interest on long-term debt obligations (2)	16,503	4,811	9,622	2,070	—
Operating lease obligations (3)	46,755	8,364	16,423	15,778	6,190
Purchase Commitments (4)	559	559	—	—	—
Total	$313,317	$13,734	$26,045	$267,348	$6,190

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

Future minimum lease payments under capital lease obligations are not included in the table above. As of December 31, 2016, there were $0.6 million of future capital lease obligation payments. The Company has no future minimum lease payments under capital leases obligations extending beyond 2020.

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

As of December 31, 2016, we had cash and cash equivalents of $672.6 million. These amounts consist of cash on deposit with banks and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of WageWorks, Inc. (the “Company”) and subsidiaries as of December 31, 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Restatement
As discussed in Note 16, the Company has restated its 2016 consolidated financial statements to correct for misstatements.

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

Newport Beach, California
March 18, 2019, except as to the last paragraph of “Subsequent events footnote 17” as to which the date is April 26, 2019.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
WageWorks, Inc.:
We have audited the accompanying consolidated balance sheet of WageWorks, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WageWorks, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
February 25, 2016

WAGEWORKS, INC.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	December 31, 2016 As Restated Note 16
Assets
Current assets:
Cash and cash equivalents	$500,918	$672,609
Restricted cash	332	332
Accounts receivable, net	72,271	93,413
Prepaid expenses and other current assets	13,254	20,258
Total current assets	586,775	786,612
Property and equipment, net	47,955	54,435
Goodwill	157,109	297,409
Acquired intangible assets, net	82,616	176,489
Deferred tax assets	9,837	15,690
Other assets	4,447	5,146
Total assets	$888,739	$1,335,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$60,541	$72,677
Customer obligations	400,821	608,380
Short-term contingent consideration	739	—
Other current liabilities	2,893	729
Total current liabilities	464,994	681,786
Long-term debt, net of financing costs	78,996	248,848
Other non-current liabilities	7,780	7,505
Total liabilities	551,770	938,139
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 36,055 shares issued and 35,936 shares outstanding at December 31, 2015; 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	36	37
Additional paid-in capital	343,166	397,307
Treasury stock at cost (119 shares at December 31, 2015 and 345 shares at December 31, 2016)	(5,003)	(14,374)
Retained earnings (accumulated deficit)	(1,230)	14,672
Total stockholders' equity	336,969	397,642
Total liabilities and stockholders' equity	$888,739	$1,335,781

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Revenues:
Healthcare	$155,989	$176,573	$195,108
Commuter	61,776	63,895	70,215
COBRA	31,996	51,299	73,765
Other	18,071	42,549	16,473
Total revenues	267,832	334,316	355,561
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	100,226	117,170	129,046
Technology and development	27,741	43,041	44,719
Sales and marketing	44,940	50,540	57,083
General and administrative	42,884	54,093	60,324
Amortization, impairment and change in contingent consideration	20,992	27,618	37,175
Employee termination and other charges	—	1,913	1,147
Total operating expenses	236,783	294,375	329,494
Income from operations	31,049	39,941	26,067
Other income (expense):
Interest income	5	153	406
Interest expense	(1,612)	(1,925)	(2,717)
Other income (expense)	743	(182)	1,075
Income before income taxes	30,185	37,987	24,831
Income tax provision	(11,943)	(15,037)	(8,929)
Net income	$18,242	$22,950	$15,902
Net income per share:
Basic	$0.52	$0.64	$0.44
Diluted	$0.50	$0.63	$0.43
Shares used in computing net income per share:
Basic	35,145	35,784	36,404
Diluted	36,330	36,595	37,210

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	34,746	$35	—	—	$270,519	$(42,422)	228,132
Exercise of stock options	648	1	—	—	6,743	—	6,744
Issuance of common stock under Employee Stock Purchase Plan	60	—	—	—	2,100	—	2,100
Issuance of restricted stock units, net of shares withheld for employee taxes	25	—	—	—	(785)	—	(785)
Tax benefit from the exercise of stock options	—	—	—	—	10,433	—	10,433
Stock-based compensation	—	—	—	—	14,558	—	14,558
Net income	—	—	—	—	—	18,242	18,242
Balance at December 31, 2014	35,479	$36	—	$—	$303,568	$(24,180)	$279,424
Exercise of stock options	465	—	—	—	6,598	—	6,598
Issuance of common stock under Employee Stock Purchase Plan	54	—	—	—	2,145	—	2,145
Issuance of restricted stock units, net of shares withheld for employee taxes	57	—	—	—	(949)	—	(949)
Tax benefit from the exercise of stock options	—	—	—	—	11,198	—	11,198
Treasury stock acquired	—	—	(119)	(5,003)	—	—	(5,003)
Stock-based compensation	—	—	—	—	20,606	—	20,606
Net income	—	—	—	—	—	22,950	22,950
Balance at December 31, 2015	36,055	$36	(119)	$(5,003)	$343,166	$(1,230)	$336,969
Exercise of stock options	926	1	—	—	16,069	—	16,070
Issuance of common stock under Employee Stock Purchase Plan	53	—	—	—	2,194	—	2,194
Issuance of restricted stock units, net of shares withheld for employee taxes	213	—	—	—	(6,108)	—	(6,108)
Tax benefit from the exercise of stock options (As restated) Note 16	—	—	—	—	14,806	—	14,806
Treasury stock acquired	—	—	(226)	(9,371)	—	—	(9,371)
Stock-based compensation (As restated) Note 16	—	—	—	—	27,180	—	27,180
Net income (As restated) Note 16	—	—	—	—	—	15,902	15,902
Balance at December 31, 2016 (As restated) Note 16	37,247	$37	(345)	$(14,374)	$397,307	$14,672	$397,642

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Cash flows from operating activities:
Net income	$18,242	$22,950	$15,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,386	6,671	8,696
Amortization, impairment and change in contingent consideration	20,992	27,618	37,175
Amortization of debt issuance costs	—	—	159
Stock-based compensation expense	14,558	20,606	27,180
Loss on disposal of fixed assets	98	1,096	273
Provision for doubtful accounts	(367)	396	947
Deferred taxes	10,582	13,066	(5,853)
Excess tax benefit related to stock-based compensation arrangements	(10,433)	(11,198)	(14,806)
Changes in operating assets and liabilities:
Accounts receivable	(20,969)	(18,214)	(22,088)
Prepaid expenses and other current assets	(2,743)	961	7,901
Other assets	(2,877)	2,084	(699)
Accounts payable and accrued expenses	2,684	5,062	3,380
Customer obligations	19,480	38,370	207,559
Other liabilities	790	4,792	(2,892)
Net cash provided by operating activities	54,423	114,260	262,834
Cash flows from investing activities:
Purchases of property and equipment	(21,200)	(28,141)	(28,319)
Cash consideration for business acquisitions, net of cash acquired	(44,334)	(9,445)	(233,965)
Cash paid for acquisition of intangible assets	—	(382)	(21,120)
Change in restricted cash	(1)	—	—
Net cash used in investing activities	(65,535)	(37,968)	(283,404)
Cash flows from financing activities:
Proceeds from long-term debt	50,000	—	169,900
Proceeds from exercise of common stock options	6,744	6,598	16,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,100	2,145	2,194
Payments of debt issuance costs	(337)	(366)	(207)
Payment of contingent consideration	(4,485)	(3,247)	(750)
Payment for treasury stock acquired	—	(5,003)	(9,371)
Payment of capital lease obligations	—	—	(381)
Excess tax benefit related to stock-based compensation arrangements	10,433	11,198	14,806
Net cash provided by financing activities	64,455	11,325	192,261
Net increase in cash and cash equivalents	53,343	87,617	171,691
Cash and cash equivalents at beginning of the year	359,958	413,301	500,918
Cash and cash equivalents at end of the year	$413,301	$500,918	$672,609
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$866	$2,542	$1,825
Taxes	836	455	5,534
Noncash financing and investing activities:
Accrued capital expenditures	$556	$800	$2,412
Property and equipment purchased under capital lease obligations	—	—	835

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, stated at cost. To the extent the Company’s contracts do not provide for any restrictions on the Company’s use of cash that it receives from clients, the cash is recorded as cash and cash equivalents.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in the years ended December 31, 2014 and 2015.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, ranging generally from one to ten years. Amortization expense related to these intangible assets is included in amortization, impairment and change in contingent consideration expense on the consolidated statements of income.

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events (none of which occurred in 2015 or 2016) that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel; and

•	A more-likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

If impairment is deemed more likely than not, management would perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. At December 31, 2014, 2015 and 2016 the Company completed its annual goodwill impairment assessment and management concluded that goodwill is not impaired.

Income Taxes

The Company reports income taxes using an asset and liability approach. Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
During the three months ended March 31, 2018, the Company adopted ASU 2014-09.

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

In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During the three months ended March 31, 2018, the Company adopted ASU 2016-04.

In March 2016, the FASB Issued Accounting Standards Update No 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt ASU 2016-09 on a prospective basis in the first quarter of fiscal 2017 which is expected to have an impact on the recording of excess tax benefits in the consolidated balance sheets and consolidated statements of income, as well as the operating and financing cash flows on the consolidated statements of cash flows. The

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

magnitude of such impact is dependent upon future grants, the Company's future stock price in relation to the fair value of awards on the grant date and the stock option exercise behavior. During the three months ended March 31, 2018, the Company adopted ASU 2016-09.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. During the three months ended March 31, 2018, the Company adopted ASU 2016-15.
.

(2)	Net Income per Share
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Numerator for basic net income per share:
Net income	$18,242	$22,950	$15,902
Denominator for basic net income per share:
Weighted-average common shares outstanding	35,145	35,784	36,404
Basic net income per share	$0.52	$0.64	$0.44

Numerator for diluted net income per share:
Net income	$18,242	$22,950	$15,902
Denominator for diluted net income per share:
Weighted-average common shares outstanding	35,145	35,784	36,404
Dilutive stock options and restricted stock units	1,185	811	806
Dilutive stock options, restricted stock and performance restricted stock units and employee stock purchase plan shares	36,330	36,595	37,210
Diluted net income per share	$0.50	$0.63	$0.43

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

In September 2015, the Company entered into another agreement with Ceridian to transition its COBRA and direct bill portfolio to the Company. In April 2016, the Company completed the transition of this portfolio. The total cash consideration paid in 2015 and 2016 was $0.4 million and $21.1 million, respectively, and was recorded as acquired intangible assets. This relationship also allows Ceridian as a channel partner to resell the Company’s COBRA and direct bill services to their new and existing clients in addition to their full suite of healthcare and commuter products.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Acquisition of the ADP CHSA/COBRA Business

On November 28, 2016, the Company completed the Asset Purchase Agreement ("APA") with Automatic Data Processing Inc. ("ADP"), a leading global provider of Human Capital Management solutions, to acquire ADP’s Consumer Health Spending Account ("CHSA"), COBRA, and direct bill businesses (together defined as the "ADP CHSA/COBRA Business") for approximately $235.0 million in cash. In connection with the APA, the Company borrowed $169.9 million against its $250.0 million revolving credit facility which had a maturity date of June 5, 2020. See Note 8. Long-term Debt for updated credit facility information.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

The unaudited pro forma condensed combined statement of income of the Company and ADP CHSA/COBRA Business for the years ended December 31, 2015 and 2016 are presented as if the acquisition had closed on January 1, 2015. The pro forma information was prepared based on the historical financial statements and related notes of the Business and the Company, as adjusted for the pro forma impact of applying the acquisition method of accounting in accordance with U.S. GAAP. The unaudited pro forma condensed combined statements of income were prepared using the acquisition method of accounting with the Company treated as the acquiring entity.

The following unaudited pro forma condensed combined financial statements have been presented for informational purposes only. The pro forma data does not purport to represent what the combined Company’s results of operations actually would have been had the acquisition been completed as of the dates indicated, nor is it indicative of future operating results of the combined Company.

	Year Ended December 31,
	2015	2016 As Restated Note 16
	(In thousands, except per share data) (Unaudited)
Total revenue	$466,278	$469,119
Net income	$39,610	$28,543
Net income per share:
Basic	$1.11	$0.78
Diluted	$1.08	$0.77

(4)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016 is as follows (in thousands):

Balance at December 31, 2015	$157,109
Additions: ADP CHSA/COBRA Business acquisition (see Note 3)	140,300
Balance at December 31, 2016 (As Restated) Note 16	$297,409

Acquired intangible assets at December 31, 2015 and December 31, 2016 were comprised of the following (in thousands):

	December 31, 2015			December 31, 2016 As Restated Note 16
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$124,261	$47,013	$77,248	$232,560	$60,569	$171,991
Trade names	3,880	2,405	1,475	3,880	3,078	802
Technology	13,846	11,039	2,807	14,646	11,867	2,779
Noncompete agreements	2,232	1,870	362	2,232	1,941	291
Favorable lease arrangements	1,136	412	724	1,136	510	626
Total	$145,355	$62,739	$82,616	$254,454	$77,965	$176,489

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

The Company accelerated amortization of intangible assets for client contracts and broker relationships of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business.

The estimated expected amortization expense in future periods at December 31, 2016 is as follows (in thousands)

2017	$25,629
2018	24,966
2019	24,043
2020	22,059
2021	19,255
Thereafter	60,537
Total	$176,489

(5)	Accounts Receivable

Accounts receivable at December 31, 2015 and 2016 was comprised of the following (in thousands):

	December 31, 2015	December 31, 2016 As Restated Note 16
Trade receivables	$37,999	$54,887
Unpaid amounts for benefit services	35,343	40,542
	73,342	95,429
Less allowance for doubtful accounts	(1,071)	(2,016)
Accounts receivable, net	$72,271	$93,413

Allowance for doubtful accounts roll forward is comprised of the following (in thousands):

Allowance for Doubtful Accounts:	Balance at Beginning of Fiscal Year	Charged to Operations	Recoveries (Deductions)	Balance at End of Fiscal Year
Year ended December 31, 2016	$1,071	$947	$(2)	$2,016
Year ended December 31, 2015	767	475	(171)	1,071
Year ended December 31, 2014	467	259	41	767

(6)	Property and Equipment

Property and equipment at December 31, 2015 and 2016 was comprised of the following (in thousands):

	December 31, 2015	December 31, 2016 As Restated Note 16
Computers and equipment	$14,461	$17,254
Software and capitalized software development costs	92,898	102,998
Furniture and fixtures	5,083	6,784
Leasehold improvements	13,594	19,477
	126,036	146,513
Less accumulated depreciation and amortization	(78,081)	(92,078)
Property and equipment, net	$47,955	$54,435

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

During 2014, 2015 and 2016, the Company capitalized software development costs of $16.5 million, $15.7 million, and $14.8 million, respectively. Amortization expense related to capitalized software development costs was $8.8 million, $11.8 million and $15.2 million for 2014, 2015, and 2016, respectively. These costs are included in amortization, impairment and change in contingent consideration in the accompanying consolidated statements of income. At December 31, 2016, the unamortized capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets was $26.8 million.

Total depreciation expense for the years ended December 31, 2014, 2015 and 2016 was $13.2 million, $18.5 million, and $23.9 million, respectively.

As a result of the Company's restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases. As of December 31, 2016, property and equipment acquired under capital lease obligations was $1.7 million and classified as computers and equipment. Accumulated depreciation for assets acquired under capital lease obligations was $0.8 million as of December 31, 2016.

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

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and 2016 were comprised of the following (in thousands):

	December 31, 2015	December 31, 2016 As Restated Note 16
Accounts payable	$2,542	$2,718
Payable to benefit providers and transit agencies	23,169	24,528
Accrued payables	11,198	18,805
Accrued compensation and related benefits	18,538	20,223
Other accrued expenses	2,891	4,059
Deferred revenue	2,203	2,344
Accounts payable and accrued expenses	$60,541	$72,677

(8)	Long-term Debt

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

On August 1, 2016, the Company entered into a first amendment to the Credit Agreement (the "Amendment") to increase the revolving credit facility limit to $250.0 million. The Amended Credit Agreement did not change the subfacility limit, terms, or maturity date of the credit facility which remained at June 5, 2020. Subsequent to the Amendment, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection to the acquisition of ADP CHSA/COBRA Business. The interest rate applicable to the revolving credit facility as of December 31, 2016 is 1.90%. In connection with the Amendment, the Company incurred fees of approximately $0.2 million, which are being amortized over the

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

term of the amendment. The fees incurred are classified as a direct deduction from the long-term debt line item in the consolidated balance sheets.

Amounts borrowed, outstanding letters of credit and amounts available to borrow, were as follows (dollars in thousands):

	December 31, 2015	December 31, 2016 As Restated Note 16
Amounts borrowed	$79,600	$249,500
Outstanding letters of credit	2,700	500
Amounts available to borrow (1)	67,700	—

(1)Amounts available to borrow at December 31, 2015 excludes $100.0 million increase option

The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets. All of the Company’s existing and future material subsidiaries are required to guaranty the Company’s obligations under the credit facility. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.

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

(9)	Common Stock

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100.0 million stock repurchase program for 3 years which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In 2015, the Company repurchased 118,772 shares of common stock for a total cost of $5.0 million, or an average price of $42.13 per share. In 2016, the Company repurchased 226,170 shares of common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of December 31, 2016, the Company had $85.6 million available for future purchases under the stock repurchase program.

(10)	Organizational Efficiency Plan

Starting in 2015, the Company initiated a plan to integrate ancillary operations and consolidated certain positions resulting in employee headcount reduction and facility closures. As a result, the Company incurred employee termination and other charges consisting of severance and other employee termination costs, facility closure costs and other operational costs. During the years ended December 31, 2015 and 2016, the Company incurred employee termination and other charges totaling $1.9 million and $1.1 million, respectively. The Company continually evaluates ways to improve business processes to ensure that its operations align with its strategy and vision for the future.

Changes in the Company’s accrued liabilities for workforce reduction costs in 2016 were as follows (dollars in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Amount
Beginning balance as of December 31, 2015	$183
Employee termination and other charges	1,147
Cash paid	(1,330)
Ending balance as of December 31, 2016 (As Restated) Note 16	$—

(11)	Employee Benefit Plans

Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Cost of revenue	$2,227	$3,836	$6,213
Technology and development	1,209	1,190	2,448
Sales and marketing	2,466	2,724	3,004
General and administrative	8,656	12,856	15,515
Total	14,558	20,606	27,180

(a) Employee Stock Option Plan

On May 26, 2010, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. As of December 31, 2016, the 2010 Plan has a total of 2.7 million common stock shares available for issuance.

The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (“2000 Plan”), provides for the issuance of options and other stock-based awards. As of December 31, 2016, the 2000 Plan has a total of 0.3 million options outstanding. Any forfeitures or shares remaining under the plan are canceled and not available for reissue. No further grants will be made under the 2000 Plan.

Options under the 2000 Plan and the 2010 Plan (“the Plans”) expire 10 years after the date of grant and generally vest over 4 years with 25% vesting after one year and the balance vesting monthly over the remaining period. The Company issues new shares upon the exercise of stock options.

As of December 31, 2016, there was $18.3 million of total unrecognized stock-based compensation expense associated with stock options, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of 3.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the weighted-average fair value of stock options granted:

	Year Ended December 31,
	2014	2015	2016
Stock options granted (in thousands)	1,026	501	825
Weighted-average fair value at date of grant	$20.06	$18.89	$18.38

Stock option activity for the year ended December 31, 2016 is as follows (shares in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

The total intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016, was $28.4 million, $17.1 million and $37.0 million, respectively. Cash received from option exercises under all share-based payment arrangements was $6.7 million, $6.6 million and $16.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. There was approximately $10.4 million, $11.2 million and $14.8 million of excess tax benefits related to stock-based compensation that was recorded to stockholders’ equity during the years ended December 31, 2014, 2015 and 2016, respectively.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

On April 5, 2018, the Company's Board of Directors concluded that the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. As a result, the previously issued financial statements for the aforementioned reporting periods are considered not issued. The Company updates the stock-based compensation expense based on the number of performance-based RSUs it expects to vest as of each period end. During the Non-Reliance Period, the expected achievement for performance-based RSUs granted in 2016 was reassessed based on the restated financial statement resulting in their expected achievement percentage being reduced from 130% to 81% for 2016 grants. On March 18, 2019, the financial statements for the aforementioned reporting periods were restated and incorporated into the the Company's 2017 Form 10-K filed with the U.S. Security Exchange Commission.

Stock-based compensation expense related to restricted stock units was $6.0 million, $13.0 million and $16.8 million in 2014, 2015 and 2016, respectively. Total unrecognized stock-based compensation expense at December 31, 2016 associated with restricted stock units was $19.4 million, which is expected to be recognized over a weighted-average period of 2.00 years.

The following table summarizes information about restricted stock units issued to officers, directors, and employees under the 2010 Plan:

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP has four consecutive offering periods of approximately three months in length during the year and the purchase price of the shares is 85% of the lower of the fair value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Stock-based compensation expense related to the ESPP was $0.6 million in 2016.

(e) 401(k) Plan

The Company participates in the WageWorks 401(k) Plan (“401(k) Plan”), a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the Internal Revenue Code. The Company, at its discretion, may match up to 40% of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $1.0 million, $1.3 million, and $1.8 million for each 2014, 2015, and 2016, respectively.

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

The components of the provision for income taxes are as follows (in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Current:
Federal	$(9,459)	$(9,873)	$(13,290)
State	(1,539)	(3,296)	(1,501)
	(10,998)	(13,169)	(14,791)
Deferred:
Federal	(828)	(2,902)	5,175
State	(117)	1,034	687
	(945)	(1,868)	5,862
Total provision for income taxes	$(11,943)	$(15,037)	$(8,929)

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31, 2015	December 31, 2016 As Restated Note 16
Deferred tax assets
Net operating loss carryforwards	1,725	1,439
Stock-based compensation	14,970	17,899
Research and development and other credits	4,270	5,528
Reserves-noncurrent	7,018	7,846
Intangible assets	—	1,672
Gross deferred tax assets	27,983	34,384
Deferred tax liabilities
Property and equipment	(4,123)	(4,781)
Intangible assets	(4,122)	—
Goodwill	(9,901)	(13,913)
Gross deferred tax liabilities	(18,146)	(18,694)

Net deferred tax assets and liabilities	9,837	15,690

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Tax provision at U.S. statutory rate	35%	35%	35%
State income taxes, net of federal benefit	5	5	2
Permanent items - other	1	1	2
Research and development credits	—	(1)	(3)
Other	(1)	—	—
Provision (benefit) for tax	40%	40%	36%

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

At December 31, 2016, unrecognized tax benefits approximated $4.8 million, which would impact income tax expense if recognized. As of December 31, 2016, no current year tax positions which would affect the Company’s income tax expense if recognized are included in the balance. The Company does not anticipate that any adjustments would result in a material change to its financial position within the next twelve months. For the years ended December 31, 2014, 2015 and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016 As Restated Note 16
Balance, beginning of year	3,716	4,109	4,429
Increase in tax positions for prior years	—	134	201
Decrease in tax positions for prior years	(90)	—	—
Increase in tax positions for current year	483	319	271
Other decreases	—	(133)	(136)
Balance, end of year	$4,109	$4,429	$4,765

The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards, the 2002 through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions.

At December 31, 2016, the Company has federal and state operating loss carryforwards of approximately $9.1 million and $24.3 million, respectively, available to offset future regular and alternative minimum taxable income. The Company’s state net operating loss carryforward has been prepared on a post-apportionment basis. The Company’s federal net operating loss carryforwards expire in the years 2025 through 2034, if not utilized. The state net operating loss carryforwards expire in the years 2017 through 2033.

In addition, the Company had federal and California and other state research and development credit carryforwards of approximately $6.8 million and $3.5 million, respectively, available to offset future tax liabilities. The federal research credit carryforwards expire beginning in the years 2035 through 2036, if not fully utilized. The state research credit carries forward indefinitely for the state of California, and other states begin to expire the year 2017. In addition, we have $0.1 million of state investment tax credits that will begin to expire in years 2017 through 2019, if not fully utilized.

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

The Company elected to follow the tax law method of determining realization of excess tax benefits for stock-based compensation. During 2016, the Company recorded approximately $14.8 million of excess tax benefits related to stock-based compensation that was credited to stockholders’ equity during the year.

(13)	Commitments and Contingencies

(a) Operating Leases

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2023. Future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $11.8 million, are as follows (in thousands):

December 31, 2016 As Restated Note 16
2017	8,364
2018	8,143
2019	8,280
2020	8,086
2021	7,691
Thereafter	6,191
Total future minimum lease payments	$46,755

Rent expense was $4.7 million, $7.6 million, and $7.1 million for 2014, 2015, and 2016 respectively. Sublease income for 2016 was $0.7 million and there was no sublease income recognized in 2014 and 2015. As of December 31, 2016 the Company has $0.6 million in future minimum lease payments under capital leases.

(b) Legal Matters

The Company is pursuing affirmative claims against the OPM to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to our contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, we filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, we also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. On March 2019, the Company filed a Motion for Summary Judgement with CBCA on the December 22nd denial by the OPM. The government has until May 2019 to respond. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, is scheduled to go to trial in July 2019. In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act, and has moved to dismiss part of our claim against OPM as a result. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonable possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, the Company will provide disclosure to that effect. However, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

The Company is involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business. While it is not possible to determine the ultimate outcome or the duration of such litigation, governmental proceedings or claims, the Company believes, based on current knowledge and the advice of counsel, that such litigation, proceedings and claims will not have a material impact on the Company’s financial position or results of operations.

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

(15)	Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
						As Restated	As Restated	As Restated
	(in thousands, except per share amounts)
Revenues:
Healthcare	$47,289	$43,814	$42,204	$43,266	$50,370	$45,615	$45,163	$53,959
Commuter	15,897	16,028	16,003	15,967	17,376	17,466	17,570	17,803
COBRA	12,570	12,313	12,229	14,187	15,406	17,207	18,302	22,850
Other	9,540	10,602	12,724	9,683	3,850	4,375	4,215	4,033
Total revenues	85,296	82,757	83,160	83,103	87,002	84,663	85,250	98,645
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	32,071	29,775	26,364	28,960	31,260	28,429	29,750	39,606
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	37,281	39,472	37,147	35,687	38,366	40,753	40,744	43,410
Amortization, impairment and change in contingent consideration	6,279	6,732	6,935	7,672	7,445	15,364	6,647	7,719
Total operating expenses	75,631	75,979	70,446	72,319	77,071	84,546	77,141	90,735
Income from operations	9,665	6,778	12,714	10,784	9,931	117	8,109	7,910
Other, net	(507)	(370)	(281)	(796)	(323)	(851)	(387)	325
Income before income taxes	9,158	6,408	12,433	9,988	9,608	(734)	7,722	8,235
Income tax provision	(3,519)	(2,890)	(4,835)	(3,793)	(3,812)	614	(2,492)	(3,239)
Net income	$5,639	$3,518	$7,598	$6,195	$5,796	$(120)	$5,230	$4,996
Net income per share:
Basic	$0.16	$0.10	$0.21	$0.17	$0.16	$—	$0.14	$0.14
Diluted	$0.15	$0.10	$0.21	$0.17	$0.16	$—	$0.14	$0.13
Shares used in computing net income per share:
Basic	35,555	35,761	35,880	35,936	35,916	36,361	36,605	36,404
Diluted	36,668	36,596	36,516	36,597	36,529	36,361	37,454	37,210

As indicated in the Explanatory Note, the Company has restated its quarterly financial data for the second, third and fourth quarter of 2016. On March 18, 2019, the Company has filed amended Form 10-Qs for the second and third quarter of 2016. The following table presents the Company's unaudited consolidated statement of income as previously reported, restatement adjustments and the unaudited consolidated statement of income as restated for the three months ended December 31, 2016 (in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	Three Months Ended December 31, 2016
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Revenues:
Healthcare	$55,979	$(2,020)	(a)	$53,959
Commuter	17,824	(21)	(b)	17,803
COBRA	23,291	(441)	(b)	22,850
Other	3,968	65	(b)	4,033
Total revenues	101,062	(2,417)		98,645
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	39,987	(381)	(c)	39,606
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	44,323	(913)	(d)	43,410
Amortization, impairment and change in contingent consideration	8,013	(294)	(e)	7,719
Total operating expenses	92,323	(1,588)		90,735
Income from operations	8,739	(829)		7,910
Other, net	390	(65)	(f)	325
Income before income taxes	9,129	(894)		8,235
Income tax provision	(3,467)	228	(g)	(3,239)
Net income	$5,662	$(666)		$4,996
Net income per share:
Basic	$0.15	$(0.01)		$0.14
Diluted	$0.15	$(0.02)		$0.13
Shares used in computing net income per share:
Basic	36,404			36,404
Diluted	37,210			37,210

(a)
Adjustments during the three months ended December 31, 2016 consists primarily of (i) a $1.0 million reversal of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, (ii) $0.8 million reversal of revenue due to the netting of healthcare revenue against certain cost of revenue expenses, and (iii) $0.2 million reversal of OPM revenue as discussed in Note 16.

(b)	Revenue adjustment for the year ended December 31, 2016 related to the correction of billing errors and the recognition of invoices and credit memos in the correct reporting periods.

(c)
Adjustment primarily consists of $0.8 million reversal of cost of revenue due to netting of healthcare revenue against certain cost of revenue expenses, partially offset by (i) $0.3 million reserve for potentially uncollectible customer obligations for pass through employee participant reimbursement and (ii) a $0.2 million reversal as a result of an uncollectible contractor prepayment.

(d)
Reduction related primarily to a $0.8 million reduction in stock based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see Note 16 for details)

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

(16)	Restatement of Consolidated Financial Statements

Restatement Background

As indicated in the Explanatory Note, the Company has restated its annual and quarterly financial data for the second, third and fourth quarters of 2016, and for the year ended December 31, 2016. On March 18, 2019, the Company filed amended 10-Qs for the second and third quarters of 2016, and has included the restated year ended December 31, 2016 information in its

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

2017 Form 10-K. The Company thought it was appropriate to include the same restatement details in this 2016 Form 10-K/A. The following information includes details on the restatement, and the tables present the Company's consolidated income statement as previously reported, restatement adjustments and the consolidated statement of income statement as restated for the year ended December 31, 2016, the Company's consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated as of December 31, 2016 and the Company's consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated as of the year ended December 31, 2016.

Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the Audit Committee as a result of the investigation described below and after consultation with the Company’s then current independent auditors and management team. The investigation has included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and 2017 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing and presentation of revenue recognition under certain contracts and arrangements, and the impact of the impairment assessment for KP Connector, our internal use software, among other less material matters.

During the course of this investigation and the audit of the financial statements, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. GAAP related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, the impairment assessment for KP Connector and adjustment of the customer obligations liability balance. Accordingly, the Company restated its consolidated financial statements as of and for the year ended December 31, 2016, the three and six months ended June 30, 2016 and 2017, the three and nine months ended September 30, 2016 and 2017 and the three months ended March 31, 2017 to correct these errors, the most significant of which are described below as it relates to the year ended December 31, 2016.

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

Revenue Recognition Timing and Presentation

Starting in Q2 2016, the Company inconsistently applied its policy to net expenses against healthcare revenue which led to an accounting error that impacted healthcare revenue and cost of revenue.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

Total restatement adjustments for stock-based compensation expense (in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Cost of revenue	$6,214	$(1)	$6,213
Technology and development	2,536	(88)	2,448
Sales and marketing	3,127	(123)	3,004
General and administrative	18,391	(2,876)	15,515
Total	$30,268	$(3,088)	$27,180

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

•	to record interest and penalties for unreported employee participant and employer clients unclaimed property

•	to record capital lease obligations originally recognized incorrectly as operating leases

•	to record the reclassification of Customer Obligations from Accounts Receivable based on the correction of the timing of employer client billings and payments; and

•	to record the reduction in certain operating expense due to over-accrual.

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Annual Report on Form 10-K/A, to reflect these adjustments in the twelve months ended December 31, 2016.

The tax impact in connection with the restatement adjustments were recorded for the year ended December 31, 2016.

The following table presents the Company's consolidated income statement as previously reported, restatement adjustments and the consolidated statement of income statement as restated for the year ended December 31, 2016
(in thousands, except per share amounts):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Consolidated Statement of Income
	Year Ended December 31, 2016
	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$202,897	$(7,789)	(a)	195,108
Commuter	70,163	52	(b)	70,215
COBRA	75,246	(1,481)	(b)	73,765
Other	16,407	66	(b)	16,473
Total revenues	364,713	(9,152)		355,561
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	130,224	(1,178)	(c)	129,046
Technology and development	45,271	(552)	(d)	44,719
Sales and marketing	57,496	(413)	(e)	57,083
General and administrative	63,732	(3,408)	(f)	60,324
Amortization, impairment and change in contingent consideration	34,097	3,078	(g)	37,175
Employee termination and other charges	1,147	—		1,147
Total operating expenses	331,967	(2,473)		329,494
Income from operations	32,746	(6,679)		26,067
Other income (expense):
Interest income	406	—		406
Interest expense	(2,192)	(525)	(h)	(2,717)
Other income (expense)	1,221	(146)	(i)	1,075
Income before income taxes	32,181	(7,350)		24,831
Income tax provision	$(11,976)	3,047	(j)	(8,929)
Net income	$20,205	$(4,303)		$15,902
Net income per share:
Basic	$0.56	$(0.12)		$0.44
Diluted	$0.54	$(0.11)		$0.43
Shares used in computing net income per share:
Basic	36,404			36,404
Diluted	37,210			37,210

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

(a)
Adjustment primarily to correct for the proper recognition of employee participant credit card disbursements of $7.0 million, offset by timing differences associated with differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts of $1.3 million. The adjustment resulted in a net reclassification from customer obligations to cash and cash equivalents.

(b)
Adjustment relates to (i) a $6.3 million reduction in accounts receivable from the restatement of OPM revenue as discussed above, of which $3.6 million relates to the reduction of revenue and $2.7 million relates to the reduction of short-term and long-term deferred revenue, and (ii) a $3.0 million decrease due to accruals to correct the recording of

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

invoices, credit memos and billing adjustments in the proper period, offset by a $9.9 million increase from the reclassification of customer obligations to accounts receivable based on the correction of the timing of customer billing and payments.

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

(g)
Adjustment relates to a $0.7 million reduction in short-term deferred revenue as result of the OPM restatement discussed above and a $0.8 million reduction due to the over accrual of operating expenses, partially offset by a $0.7 million accrual related to interest and penalties for unreported employee participant and employer clients unclaimed property, a $0.2 million accrual for a customer cash refund related to billing errors, and a $0.3 million increase in the corporate bonus accrual.

(h)
Adjustment relates to a $9.9 million increase for the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, a $0.9 million increase in customer obligations, partially offset by a $7.0 million decrease to correct for the proper recognition of employee participant credit card disbursements, a decrease of $0.6 million to record a reserve for potentially uncollectible customer obligations for pass through employee participant reimbursements and an increase of $1.3 million due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from customer obligations to cash and cash equivalents.

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

The following table presents the Company's consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated as of the year ended December 31, 2016 (in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$20,205	$(4,303)	$15,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,473	223	8,696
Amortization, impairment and change in contingent consideration	34,000	3,175	37,175
Amortization of debt issuance costs	—	159	159
Stock-based compensation expense	30,268	(3,088)	27,180
Loss on disposal of fixed assets	273	—	273
Provision for doubtful accounts	1,527	(580)	947
Deferred taxes	(6,472)	619	(5,853)
Excess tax benefit related to stock-based compensation arrangements	(17,871)	3,065	(14,806)
Changes in operating assets and liabilities:
Accounts receivable	(22,144)	56	(22,088)
Prepaid expenses and other current assets	11,802	(3,901)	7,901
Other assets	(853)	154	(699)
Accounts payable and accrued expenses	3,669	(289)	3,380
Customer obligations	203,021	4,538	207,559
Other liabilities	(916)	(1,976)	(2,892)
Net cash provided by operating activities	264,982	(2,148)	262,834
Cash flows from investing activities:
Purchases of property and equipment	(28,319)	—	(28,319)
Cash consideration for business acquisitions, net of cash acquired	(233,965)	—	(233,965)
Cash paid for acquisition of intangible assets	(21,120)	—	(21,120)
Net cash used in investing activities	(283,404)	—	(283,404)
Cash flows from financing activities:
Proceeds from long-term debt	169,693	207	169,900
Proceeds from exercise of common stock options	16,070	—	16,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,194	—	2,194
Payment of debt issuance costs	—	(207)	(207)
Payment of contingent consideration	(653)	(97)	(750)
Payment for treasury stock acquired	(9,371)	—	(9,371)
Payment of capital lease obligations	—	(381)	(381)
Excess tax benefit related to stock-based compensation arrangements	17,871	(3,065)	14,806
Net cash provided by financing activities	195,804	(3,543)	192,261
Net increase in cash and cash equivalents	177,382	(5,691)	171,691
Cash and cash equivalents at beginning of the year	500,918	—	500,918
Cash and cash equivalents at end of the year	$678,300	$(5,691)	$672,609

(17)     Subsequent Events

At the beginning of the second quarter of 2018, and in conjunction with the Company’s announcement of its intention to restate its financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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

In March 2019, the Company reduced the long-term debt principal with a $60.0 million payment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 6, 2018 and in this Annual Report on Form 10-K/A, the Company terminated its engagement of KPMG LLP as the Company’s independent registered public accounting firm on October 31, 2018. The Company’s decision to change its independent registered public accounting firm was driven by a desire to accelerate the audit process.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2016. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.
Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Management’s belief is based on a number of factors, including, but not limited to:

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

b)
the completion of the Special Committee’s investigation. The Board had formed a Special Committee of directors independent from the Audit Committee, comprised of Messrs. Bevilacqua, Gramaglia and Harvey, with the assistance of independent counsel Sidley Austin LLP, to carry out an independent investigation and review the procedures, scope and findings of the Audit Committee’s investigation as well as the additional allegations, and the Special Committee has concluded its investigation.

c)
our internal review that identified certain accounting errors and control deficiencies, leading to the restatement of certain of our previously issued financial statements for the quarterly periods ended June 30, 2016, September 30, 2016;

d)
based on the efforts in (a) and (b) above, we have updated, and in some cases corrected, our accounting policies and have applied these to our previously issued financial results and to our fiscal year 2016 financial results; and

e)	certain remediation actions we have undertaken to address the identified material weaknesses, as discussed below.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of that evaluation, which included information identified during the Audit Committee investigation and the work undertaken by management and the Company's advisors, management has concluded that our internal control over financial reporting as of December 31, 2016 was not effective due to the existence of the following material weaknesses in internal control over financial reporting described below.
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
Our independent registered public accounting firm for the fiscal year ended December 31, 2016, Macias, Gini & O’Connell, LLP, did not issue an opinion on the Company’s internal control over financial reporting given the restatement.  As announced on April 5, 2018, management had concluded that their assessment of the Company’s internal control over financial reporting for the fiscal year ended December 31, 2016 could no longer be relied upon, and accordingly, have concluded in this report under Item 9A, Controls and Procedures, that there were a number of unremediated material weaknesses.  For more information on the restatement and management’s assessment of the Company’s internal control over financial reporting, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 18, 2019.

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
Changes in Internal Control over Financial Reporting
Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K/A that is found in our 2017 Proxy Statement that was filed with the SEC on March 17, 2017, in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Stockholders is incorporated by reference to our 2017 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K/A is incorporated by reference to our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K/A is incorporated by reference to our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K/A is incorporated by reference to our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K/A is incorporated by reference to our 2017 Proxy Statement for the Company's then independent registered public accounting firm and to our 2017 Annual Report on Form 10-K filed on March 18, 2019 for Macias, Gini & O’Connell, LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K/A.

2.	Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K/A are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

All other financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s consolidated financial statements and accompanying footnotes of this Annual Report on Form 10-K/A.

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
		10-K	001-35232	10.27C	2/26/2015
10.27D	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and Registrant, dated as of July 31, 2014	10-K	001-35232	10.27D	2/26/2015
10.1	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated April 10, 2014	10-Q	001-35232	10.1	5/5/2015
10.2	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated February 9, 2015	10-Q	001-35232	10.2	5/5/2015
10.3	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated March 25, 2015	10-Q	001-35232	10.3	5/5/2015
10.29*	Executive Bonus Plan	8-K	001-35232	10.2	4/17/2013
21.1	List of subsidiaries of Registrant
23.1	Consent of Macias, Gini & O'Connell LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Indicates a management contract or compensatory plan or arrangement.
**   The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WageWorks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: April 26, 2019	By:	/s/ ISMAIL DAWOOD
Ismail Dawood
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edgar O. Montes and Ismail Dawood, and each or any one of them, his or her lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/ S / EDGAR O MONTES	Chief Executive Officer, President	April 26, 2019
Edgar O. Montes	and Director (Principal Executive Officer)

/ S / ISMAIL DAWOOD	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2019
Ismail Dawood

/ S / THOMAS A BEVILACQUA	Director	April 26, 2019
Thomas A. Bevilacqua

/ S / BRUCE G BODAKEN	Director	April 26, 2019
Bruce G. Bodaken

/ S / Carol Goode	Director	April 26, 2019
Carol Goode

/ S / JEROME D GRAMAGLIA	Director	April 26, 2019
Jerome D. Gramaglia

/ S / STUART C HARVEY	Director	April 26, 2019
Stuart C. Harvey

/ S / ROBERT L METZGER	Director	April 26, 2019
Robert L Metzger

/ S / GEORGE P SCANLON	Director	April 26, 2019
George P Scanlon