Form 10-Q/A
period 2017-03-31
WAGEWORKS, INC.
filed 2019-04-26
CIK 1158863

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

EXPLANATORY NOTE

In connection with our year-end financial statement close and preparation of our 2017 Form 10-K, misstatements were identified in certain of our previous financial statements. On April 5, 2018, the Board of Directors (the “Board”) of WageWorks, Inc. (the “Company”) concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of the Board as a result of the investigation described below and after consultation with the Company’s then independent auditors and management team. The investigation has included a review of certain issues, including revenue recognition related to the accounting for a government contract during fiscal 2016 and 2017 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector, our internal use software, among other less material matters.

As described above, the restatement is the result of corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) primarily related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, and the impact of the impairment assessment for KP Connector, our internal use software, which resulted in a decrease to amortization expense in the three months ended March 31, 2017 after an impairment of the software was recorded in the restated 2016 Consolidated Financial Statements.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended March 31, 2017, which was filed with the United States Securities and Exchange Commission (“SEC”) on May 4, 2017, (the "Original Filing"), to reflect restatements of the Condensed Consolidated Balance Sheet at March 31, 2017 and the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017, and the related notes thereto. The December 31, 2016 Condensed Consolidated Balance Sheet, included in this interim Quarterly Report on Form 10-Q/A, was derived from audited financial statements, as restated, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 which was filed with the SEC on April 26, 2019. The Condensed Consolidated Balance Sheet at March 31, 2017 and the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017, as restated, were previously included in Note 17, Selected Quarterly Financial Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 18, 2019.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement and conditions related to the restatement:

Part I - Item 1 - Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 1A - Risk Factors
Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, and in Item 1, Note 1, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing and should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, in each case as those filings may have been superseded or amended.

WAGEWORKS, INC.
FORM 10-Q/A QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(As Restated, Note 1) (Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$610,427	$672,609
Restricted cash	332	332
Accounts receivable, net	154,985	93,413
Prepaid expenses and other current assets	15,403	20,258
Total current assets	781,147	786,612
Property and equipment, net	55,011	54,435
Goodwill	297,409	297,409
Acquired intangible assets, net	167,725	176,489
Deferred tax assets, net	18,779	15,690
Other assets	4,788	5,146
Total assets	$1,324,859	$1,335,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$96,132	$72,677
Customer obligations	551,005	608,380
Other current liabilities	440	729
Total current liabilities	647,577	681,786
Long-term debt, net of financing costs	246,395	248,848
Other non-current liabilities	9,458	7,505
Total liabilities	903,430	938,139
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 37,477 shares issued and 37,132 shares outstanding at March 31, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	38	37
Additional paid-in capital	401,354	397,307
Treasury stock at cost (345 shares at March 31, 2017 and December 31, 2016)	(14,374)	(14,374)
Retained earnings	34,411	14,672
Total stockholders’ equity	421,429	397,642
Total liabilities and stockholders’ equity	$1,324,859	$1,335,781

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(As Restated, Note 1)
Revenues:
Healthcare	$74,674	$50,370
Commuter	18,543	17,376
COBRA	28,550	15,406
Other	4,270	3,850
Total revenues	126,037	87,002
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	48,088	31,260
Technology and development	15,271	9,831
Sales and marketing	16,079	13,920
General and administrative	13,500	14,615
Amortization and change in contingent consideration	9,237	7,445
Employee termination and other charges	731	—
Total operating expenses	102,906	77,071
Income from operations	23,131	9,931
Other income (expense):
Interest income	67	86
Interest expense	(1,436)	(405)
Other income (expense), net	(221)	(4)
Income before income taxes	21,541	9,608
Income tax provision	(5,484)	(3,812)
Net income	$16,057	$5,796
Net income per share:
Basic	$0.43	$0.16
Diluted	$0.42	$0.16
Shares used in computing net income per share:
Basic	37,025	35,916
Diluted	38,441	36,529

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(As Restated, Note 1)
Cash flows from operating activities:
Net income	$16,057	$5,796
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,568	1,778
Amortization and change in contingent consideration	9,236	7,348
Amortization of debt issuance costs	47	34
Stock-based compensation expense	3,780	5,991
Loss on disposal of fixed assets	72	20
Provision for doubtful accounts	346	801
Deferred taxes	593	—
Excess tax benefits related to stock-based compensation arrangements	—	(3,812)
Changes in operating assets and liabilities:
Accounts receivable	(61,918)	(18,113)
Prepaid expenses and other current assets	4,854	(1,296)
Other assets	3,017	105
Accounts payable and accrued expenses	23,194	5,346
Customer obligations	(57,375)	73,793
Other liabilities	1,738	1,249
Net cash (used in) provided by operating activities	(53,791)	79,040
Cash flows from investing activities:
Purchases of property and equipment	(5,576)	(3,333)
Purchases of intangible assets	(397)	(7,629)
Net cash used in investing activities	(5,973)	(10,962)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,071	4,697
Proceeds from issuance of common stock under Employee Stock Purchase Plan	769	511
Payments of debt principal	(2,500)	—
Payment of contingent consideration	—	(653)
Payment for treasury stock acquired	—	(9,371)
Taxes paid related to net share settlement of stock-based compensation arrangements	(4,684)	(5,551)
Payment of capital lease obligations	(74)	—
Excess tax benefits related to stock-based compensation arrangements	—	3,812
Net cash used in financing activities	(2,418)	(6,555)
Net (decrease) increase in cash and cash equivalents	(62,182)	61,523
Cash and cash equivalents at beginning of period	672,609	500,918
Cash and cash equivalents at end of period	$610,427	$562,441
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,262	$358
Income Taxes	$171	$1,555
Noncash financing and investing activities:
Property and equipment accrued, but not paid	$523	$6,571
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

Basis of Presentation

The unaudited interim condensed consolidated financial statements and the related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2017.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2016 audited financial statements and related notes, as restated, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2016 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q/A, was derived from audited financial statements, as restated, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 which was filed with the SEC on April 26, 2019. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year’s presentation as a result of the adoption of new accounting guidance ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). See "Recent Accounting Pronouncements" section below.

Other than the adoption of ASU 2016-09, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016, as restated.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the condensed consolidated financial statements and related disclosure in conformity with GAAP, including all adjustments as a result of the Company's restatement, and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combinations, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and website development cost classification, and recoverability and impairments of goodwill and long-lived assets. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Restatement

Restatement Background

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on April 5, 2018, the Board concluded that the Company’s financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the Audit Committee as a result of the investigation described below and after consultation with the Company’s then current independent auditors and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and 2017, and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector, our internal use software, among other matters.

During the course of this investigation, and the audit of the financial statements accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, the impairment assessment for KP Connector, the Company's internal use software, and adjustments made to the accounts receivable and customer obligations balances. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three months ended March 31, 2017, to correct these errors, the most significant of which are described below.

Revenue Recognition Adjustments

In March 2016, the Company entered into an agreement to provide Flexible Spending Accounts (“FSA”) services to the United States Government Office of Personnel Management (“OPM”) through 2020. Upon commencement of the agreement, the Company performed certain professional services that it believed were within the scope of the agreement and accordingly recognized revenue in 2016 and 2017 attributed to such services. In April 2018, the Company determined that it should not have recognized revenue related to these OPM professional services, and the related receivable should be reversed. Additionally, the Company identified a number of billing and revenue recognition errors. As a result, the Company has made adjustments to increase revenue by $1.0 million for the three months ended March 31, 2017.

	For the Three Months Ended March 31, 2017
	Revenue Restatement Adjustments (in thousands)
	OPM	Invoice Adjustments	Revenue Recognition Timing	Total
Healthcare	$(110)	$222	$566	$678
Commuter	—	191	—	191
COBRA	—	(3)	256	253
Other	—	(92)	—	(92)
Total	$(110)	$318	$822	$1,030

Internally Developed Software Impairment

In 2016, the Company re-assessed the fair value of KP Connector which is internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses in the three months ended March 31, 2017 by $0.3 million.

Stock-Based Compensation Adjustments

The Company adjusted stock based compensation expense related to performance-based restricted stock units. These shares vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. The metrics included items that have changed as a result of the restatement, and therefore the Company has re-measured the stock based compensation expense for performance-based restricted stock units as of the three months ended March 31, 2017. The following tables summarize the impact of the restatement on performance-based restricted stock units and on the Company's total stock based compensation expense:

	Three Months Ended March 31, 2017

	As Previously Reported	Adjustments	As restated
Stock-based compensation expense related to restricted stock units (in millions)	$5.0	$(4.1)	$0.9

	At March 31, 2017
	As Previously Reported	Adjustments	As restated
Total unrecorded stock-based compensation cost associated with restricted stock units (in millions)	$52.2	$(25.2)	$27.0

Total restatement adjustments for stock-based compensation expense (in thousands):

	Three Months Ended March 31, 2017

	As Previously Reported	Adjustments	As restated
Cost of revenues	$1,723	$17	$1,740
Technology and development	618	(7)	611
Sales and marketing	774	12	786
General and administrative	4,854	(4,211)	643
Total	$7,969	$(4,189)	$3,780

The Company recorded additional adjustments to the condensed consolidated financial statements for the three months ended March 31, 2017, primarily related to the following transactions:

•	to correct for billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period;

•	to account for the reserve of potentially uncollectible customer obligations for pass-through employee participant reimbursements in the proper period;

•
to correct timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from Cash and cash equivalents to Customer Obligations;

•	to record interest and penalties for unreported employee participant and employer clients unclaimed property;

•	to record capital lease obligations originally recognized incorrectly as operating leases;

•	to record the reclassification of Customer Obligations from Accounts Receivable based on the correction of the timing of employer client billings and payments; and

•	to record the reduction in certain operating expense due to over-accrual.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Form 10-Q/A, to reflect these adjustments in the three months ended March 31, 2017.

The tax impact in connection with the restatement adjustments was recorded for the three months ended March 31, 2017. See Note 11, Income Taxes, for details.

The following table presents the Company's condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated as of March 31, 2017 (in thousands):

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	March 31, 2017
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$609,416	$1,011	(a)	$610,427
Restricted cash	332	—		332
Accounts receivable, net	135,459	19,526	(b)	154,985
Prepaid expenses and other current assets	16,721	(1,318)	(c)	15,403
Total current assets	761,928	19,219		781,147
Property and equipment, net	57,258	(2,247)	(d)	55,011
Goodwill	297,409	—		297,409
Acquired intangible assets, net	167,725	—		167,725
Deferred tax assets, net	16,539	2,240	(e)	18,779
Other assets	4,942	(154)	(f)	4,788
Total assets	$1,305,801	$19,058		$1,324,859
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$95,593	539	(g)	$96,132
Customer obligations	525,040	25,965	(h)	551,005
Other current liabilities	196	244	(i)	440
Total current liabilities	620,829	26,748		647,577
Long-term debt, net of financing costs	246,395	—		246,395
Other non-current liabilities	10,916	(1,458)	(j)	9,458
Total liabilities	878,140	25,290		903,430
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 37,477 shares issued and 37,132 shares outstanding at March 31, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	38	—		38
Additional paid-in capital	411,696	(10,342)	(k)	401,354
Treasury stock at cost (345 shares at March 31, 2017 and December 31, 2016)	(14,374)	—		(14,374)
Retained earnings	30,301	4,110		34,411
Total stockholders' equity	427,661	(6,232)		421,429
Total liabilities and stockholders' equity	$1,305,801	$19,058		$1,324,859

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

(b)
Adjustment relates to (i) a $26.7 million increase from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments and an adjustment to the allowance for doubtful accounts (ii) partially offset by a $5.1 million reduction in accounts receivable from the restatement of OPM revenue, as discussed above, of which $6.3 million relates to the reduction of revenue and $1.2 million relates to the reduction of short-term and long-term deferred revenue, and (iii) a $2.1 million revenue adjustment primarily due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period.

(c)	Adjustment of $1.3 million relates to change in income tax receivable as result of the impact of the restatement on restated taxable income.

(d)
Adjustment of $2.2 million relates to (i) a $3.7 million impairment charge for IDS, as discussed above, offset by the reversal of amortization expense of $0.9 million associated with IDS previously recorded in during year ended December 31, 2016 and the three months ended March 31, 2017 and (ii) $0.6 million for net assets under capital lease obligations originally recognized incorrectly as operating leases, offset by the $0.1 million of depreciation expense on equipment purchased under capital lease obligations.

(e)	Adjustment relates to $2.2 million increase in deferred tax asset as result of the impact of the restatement adjustments noted in (a) through (k).

(f)	Adjustment for the write-off uncollectible deposit.

(g)
Adjustment primarily relates to a $0.7 million interest and penalties accrual for unreported employee participant and employer clients unclaimed property, $0.6 million related to customer cash refund related to billing errors offset partially by $0.8 million reduction in accounts payable from the restatement of OPM revenue as discussed above, and unrelated to billing errors.

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

(i)	Adjustment primarily relates to $0.2 million increase to record the current portion of capital lease obligations originally recognized incorrectly as operating lease obligations.

(j)
Adjustment relates to $0.3 million increase to the non-current portion of capital lease obligations originally recognized incorrectly as operating lease obligations, offset by $1.8 million decrease related to OPM deferred revenue.

(k)
Adjustment of $10.3 million relates to a $3.3 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units and a $7.1 million tax provision adjustment related to the restatement.

The following table presents the Company's condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated as March 31, 2017 (in thousands, except per share amounts):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Condensed Consolidated Statement of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$73,996	$678		$74,674
Commuter	18,352	191		18,543
COBRA	28,297	253		28,550
Other	4,362	(92)		4,270
Total revenues	125,007	1,030	(l)	126,037
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	47,204	884	(m)	48,088
Technology and development	15,339	(68)	(n)	15,271
Sales and marketing	16,061	18	(o)	16,079
General and administrative	20,565	(7,065)	(p)	13,500
Amortization and change in contingent consideration	9,533	(296)	(q)	9,237
Employee termination and other charges	731	—		731
Total operating expenses	109,433	(6,527)		102,906
Income from operations	15,574	7,557		23,131
Other income (expense):
Interest income	67	—		67
Interest expense	(1,365)	(71)	(r)	(1,436)
Other income (expense), net	(216)	(5)	(s)	(221)
Income before income taxes	14,060	7,481		21,541
Income tax provision	(2,962)	(2,522)	(t)	(5,484)
Net income	$11,098	$4,959		$16,057
Net income per share:
Basic	$0.30	$0.13		$0.43
Diluted	$0.29	$0.13		$0.42
Shares used in computing net income per share:
Basic	37,025	—		37,025
Diluted	38,441	—		38,441

(l)
Revenue adjustment of $1.0 million for the three months ended March 31, 2017 was primarily due to (i) an increase in revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period, and (ii) partially offset by adjustments for OPM revenue.

(m) Adjustment of $0.9 million relates primarily to (i) a $0.6 million expense increase as a result of the adjustment of platform technology related expenses; (ii) a $0.2 million expense increase related to recognition of expenses in the proper reporting period; and (iii) a $0.1 million increase in the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement.
(n) Adjustment relates primarily to a reduction related to the over-accrual of platform technology related expenses.
(o) Adjustment relates primarily to changes in accruals for sales commissions and corporate bonus expenses.
(p) Adjustment of $7.1 million relating to (i) a $2.8 million reduction in bad debt expense related to the re-valuation of the allowance for doubtful accounts; (ii) a $4.2 million reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units (see above for details); and (iii) a $0.1 million expense reduction related to recognition of expenses in the proper reporting period.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(q) Adjustment relates primarily to the reversal of amortization expense previously recorded in connection with the Internally Developed Software related to KP Connector that was impaired by the Company in 2016.
(r) Adjustment relates primarily to interest expense on unreported employee participant and employer clients’ unclaimed property.
(s) Adjustment to accrued penalties on unreported employee participant and employer clients unclaimed property.
(t) Adjustment of $2.5 million relates to an increase in the quarterly tax provision as a result of the impact of the restatement adjustments in (l) through (s).

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table presents the Company's unaudited condensed consolidated statement of cash flows as previously reported, restatement adjustments and the unaudited condensed consolidated statement of cash flows as restated as of the three months ended March 31, 2017 (in thousands):

Footnote references below refer to footnotes (a) through (t) in the condensed consolidated balance sheet and condensed consolidated statement of income tables as at and for the three months ended March 31, 2017 above.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$11,098	$4,959	(l) to (t)	$16,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,491	77	(d)	2,568
Amortization and change in contingent consideration	9,533	(297)	(q)	9,236
Amortization of debt issuance costs	—	47	(p)	47
Stock-based compensation expense	7,969	(4,189)	(p)	3,780
Loss on disposal of fixed assets	72	—		72
Provision for doubtful accounts	2,395	(2,049)	(p)	346
Deferred taxes	—	593	(e)	593
Changes in operating assets and liabilities:
Accounts receivable	(44,966)	(16,952)	(b)	(61,918)
Prepaid expenses and other current assets	5,360	(506)	(c)	4,854
Other assets	358	2,659	(f)	3,017
Accounts payable and accrued expenses	22,366	828	(g)	23,194
Customer obligations	(78,802)	21,427	(h)	(57,375)
Other liabilities	1,559	179	(i)	1,738
Net cash used in operating activities	(60,567)	6,776		(53,791)
Cash flows from investing activities:
Purchases of property and equipment	(5,576)	—		(5,576)
Purchases of intangible assets	(397)	—		(397)
Net cash used in investing activities	(5,973)	—		(5,973)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,071	—		4,071
Proceeds from issuance of common stock under Employee Stock Purchase Plan	769	—		769
Payments of debt principal	(2,500)	—		(2,500)
Payments of capital lease obligations	—	(74)	(d)	(74)
Taxes paid related to net share settlement of stock-based compensation arrangements	(4,684)	—		(4,684)
Net cash used in financing activities	(2,344)	(74)		(2,418)
Net decrease in cash and cash equivalents	(68,884)	6,702		(62,182)
Cash and cash equivalents at beginning of period	678,300	(5,691)		672,609
Cash and cash equivalents at end of period	$609,416	$1,011		$610,427

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Accounts Receivable

Accounts receivable represent both amounts receivable from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors. The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for the three months ended March 31, 2017 and 2016 were not significant.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities. The carrying value of the Company’s debt under the credit facility is estimated to approximate fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

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

•
Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Software and Website Development Costs

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in the three months ended March 31, 2017 and 2016.

Acquisitions, Goodwill and Definite-lived Intangible Assets

The cost of an acquisition is allocated to the tangible assets and definite lived intangible assets acquired and liabilities assumed based on their fair value at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition and is not amortized, but rather is tested for impairment.

Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, ranging generally from one to ten years. Amortization expense related to these intangible assets is included in amortization, impairment and change in contingent consideration expense on the condensed consolidated statements of income (loss).

The Company performs a goodwill impairment test annually on December 31st and more frequently if events and circumstances indicate that the asset might be impaired. The following are examples of triggering events that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:
•A significant adverse change in legal factors or in the business climate;
•An adverse action or assessment by a regulator;
•Unanticipated competition;
•A loss of key personnel; and

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

•A more-likely than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Customer Obligations Liability

Many of our customer agreements include provisions whereby our customers remit funds to us which represent prefunds of employer / client and employee / participant contributions related to FSA, HRA and commuter programs. The agreements do not represent restricted cash and accordingly the amounts received are included in cash and cash equivalents on our consolidated balance sheets with a corresponding liability recorded as customer obligations. Our customers generally provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished throughout the year by our FSA, HRA and commuter clients as benefits are provided under these programs.

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

Other commission revenue consists of commissions the Company receives from purchasing passes on behalf of its employee participants from various transit agencies and due to the significant volume of these purchases, the Company receives commissions on these passes which the Company records on a net basis. Commission revenue is recognized on a monthly basis as transactions are placed under written purchase agreements having stipulated terms and conditions, which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Professional service fees are related to services provided to the Company’s employer clients to accommodate their reporting or administrative requirements. These projects are discrete contracts and are not entered into contemporaneously with any other services the Company provides. The professional services revenues are recognized upon completion of services or

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, use an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization ("EBITDA") target achievement over a specified three year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board ("FASB") Issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when an award vests or is settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as financing activity but should be classified as operating activities. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on employee's behalf for withheld shares should be

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $3.6 million to deferred tax assets and an offset to the opening retained earnings of $3.6 million in the condensed consolidated balance sheets as of January 1, 2017. For the three months ended March 31, 2017, the Company recorded excess tax benefits in the amount of $2.6 million within our provision for income taxes in the condensed consolidated statements of income.

For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities on the condensed consolidated statements of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.

The Company elected to retrospectively apply the ASU 2016-09 presentation requirements for cash flows related to employee taxes paid for withheld shares to be presented as financing activities. Consequently, on the condensed consolidated statement of cash flows for the three months ended March 31, 2016, the Company reclassified $5.6 million to increase net cash provided by operating activities and decrease net cash used in financing activities.

Further, the Company did not elect an accounting change to record forfeitures as they occur. The Company continues to estimate forfeitures at each period.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The FASB subsequently issued a one year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP (ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date). In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842).

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In February 2016, the FASB issued ASC No. 842, Leases, (Topic 842). The Company currently expects that its operating lease commitments will be subject to the new standard and be recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption. Refer to Note 12 for further information on our operating lease commitments. The Company plans to adopt Topic 842 using the alternative modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. The Company does not believe the new standard will have a material impact on its consolidated statements of income, nor will it have a notable impact on its liquidity. The standard will also have no impact on our debt-covenant compliance under our current agreements. The Company expects the adoption of the standard to have a material impact on the balance sheet as a result of recording a right-of-use asset and lease liability associated with a number of lease arrangements.

 In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, (ASU 2016-04). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments, (ASU 2016-15). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption of this ASU on its consolidated financial statements and related disclosures.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new accounting guidance clarifies the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the timing of adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is expected to be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the timing of adoption; however, it does not believe this ASU will have a material impact on the Company's consolidated financial statements.

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended March 31,
	2017	2016
	(As Restated, Note 1)
Numerator for basic net income per share:
Net income	$16,057	$5,796
Denominator for basic net income per share:
Weighted-average common shares outstanding	37,025	35,916
Basic net income per share	$0.43	$0.16

Numerator for diluted net income per share:
Net income	$16,057	$5,796
Denominator for diluted net income per share:
Weighted-average common shares outstanding	37,025	35,916
Dilutive stock options and restricted stock units	1,357	515
Dilutive vested performance restricted stock units	59	98
Diluted weighted-average common shares outstanding	38,441	36,529
Diluted net income per share	$0.42	$0.16

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

Note 3     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three months ended March 31, 2017.

Intangible Assets

Acquired intangible assets at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017			December 31, 2016
	(As Restated, Note 1)
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$230,299	$(66,572)	$163,727	$232,560	$(60,569)	$171,991
Trade names	3,880	(3,239)	641	3,880	(3,078)	802
Technology	14,646	(12,162)	2,484	14,646	(11,867)	2,779
Noncompete agreements	2,232	(1,959)	273	2,232	(1,941)	291
Favorable lease arrangements	1,136	(536)	600	1,136	(510)	626
Total	$252,193	$(84,468)	$167,725	$254,454	$(77,965)	$176,489

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

The estimated amortization expense in future periods at March 31, 2017 is as follows (in thousands):
໿

Remainder of 2017	$18,837
2018	24,579
2019	23,656
2020	21,673
2021	18,868
Thereafter	60,112
Total	$167,725

Note 4    Accounts Receivable

Accounts receivable at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
	(As Restated, Note 1)
Trade receivables	$69,120	$54,887
Unpaid amounts for benefit services	87,344	40,542
	156,464	95,429
Less: allowance for doubtful accounts	(1,479)	(2,016)
Accounts receivable, net	$154,985	$93,413

Note 5     Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
	(As Restated, Note 1)
Computers and equipment	$18,149	$17,254
Software and software development costs	106,519	102,998
Furniture and fixtures	6,786	6,784
Leasehold improvements	19,431	19,477
	$150,885	$146,513
Less: accumulated depreciation and amortization	(95,874)	(92,078)
Property and equipment, net	$55,011	$54,435

During the three months ended March 31, 2017 and 2016, the Company capitalized software development costs of $4.1 million and $3.4 million, respectively. Amortization expense related to capitalized software development costs was $2.7 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. These costs are included in amortization, impairment and change in contingent consideration in the accompanying condensed consolidated statements of income. At March 31, 2017, the unamortized software development costs included in property and equipment in the accompanying condensed consolidated balance sheets were $28.2 million.

Total depreciation expense plus amortization of software and internally developed software for the three months ended March 31, 2017 and 2016 was $5.3 million and $4.9 million, respectively.

As a result of the Company's restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases. As of March 31, 2017 and December 31, 2016, property and equipment acquired under capital lease obligations was $1.7 million and was classified as computers and equipment. Accumulated depreciation for assets acquired under capital lease obligations was $0.9 million and $0.8 million, respectively, as of March 31, 2017 and December 31, 2016.

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses for the first quarter of 2017 by $0.3 million.

Note 6     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	March 31, 2017	December 31, 2016
	(As Restated, Note 1)
Accounts payable and accrued liabilities	$27,173	$21,830
Payable to benefit providers and transit agencies	29,570	24,528
Accrued compensation and related benefits	20,872	20,223
Other accrued expenses	4,561	3,752
Deferred revenue	13,956	2,344
Accounts payable and accrued expenses	$96,132	$72,677

Note 7     Long-term debt

As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following (dollar in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility	$247,500	$250,000
Less: Outstanding letters of credit	(500)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(605)	(652)
Long-term debt	$246,395	$248,848

On June 5, 2015, the Company entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement") with certain lenders, including MUFG Union Bank, N.A., as administrative agent ("Agent"). With a $15.0 million subfacility for the issuance of letters of credit, the amendment provides for a $150.0 million revolving credit facility, and an increase option permitting the Company to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The amendment extended the term of the credit facility to June 5, 2020 and reduced the margin added to the London Interbank Offered Rate (“LIBOR”) to a range of 125 to 175 basis points.

On August 1, 2016, the Company entered into a First Amended and Restated Credit Agreement (the "First Amended Credit Agreement") with the Agent to increase the revolving credit facility credit limit from $150.0 million to $250.0 million. The First Amended Credit Agreement did not change the Company's $15.0 million subfacility limit or its option to increase its commitments up to $100.0 million. The credit facility's maturity date, June 5, 2020, and interest rate, London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 1.75%, also remained unchanged. Subsequent to entering into the First Amended Credit Agreement, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of the ADP CHSA/COBRA Business. In connection with the First Amended Credit Agreement, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the Amended Credit Agreement.

As of March 31, 2017, the Company had $247.0 million outstanding under the revolving credit facility and $2.5 million unused revolving credit facility still available to borrow under the Amended Credit Agreement.

The Company’s obligations are secured by substantially all of the Company’s assets. All of the Company’s existing and future material subsidiaries are required to guarantee the Company’s obligations under the credit facility. The guarantees by future material subsidiaries are and will be secured by substantially all of the property of such material subsidiaries.

The credit facility contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. We are currently in compliance with all financial and non-financial covenants under the credit facility after considering the reporting extension agreement described below.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, and MUFG Union Bank, N.A., as administrative agent (“Agent”). The Second Amended Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, dated as of June 5, 2015, by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Agent.

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

The loans bear interest, at the Company’s option, at (i) LIBOR determined in accordance with the Second Amended Credit Agreement, plus a margin of 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin of 0.25% to 1.25%, in each case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company is also obligated to pay other customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

The Company’s obligations under the Second Amended Credit Agreement are secured by substantially all of the Company’s assets. All of the Company’s future material subsidiaries are required to guaranty its obligations under the Second Amended Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries.

The Second Amended Credit Agreement requires that the Company maintain compliance with (i) a ratio of consolidated indebtedness to consolidated adjusted EBITDA for the twelve month period ending as of the end of each fiscal quarter, calculated in accordance with the Second Amended Credit Agreement, of not greater than 3.00 to 1.00 and (ii) a ratio of consolidated adjusted EBITDA to consolidated interest expense for the twelve month period ending as of the end of each fiscal quarter, calculated in accordance with the Second Amended Credit Agreement, of not less than 1.50 to 1.00.

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

Note 8     Organizational Efficiency Plan

In 2015, the Company initiated the organizational efficiency plan and continued to evaluate ways to improve business processes to ensure that operations align with its strategy and vision for the future. The Company integrated operations and consolidated certain positions resulting in employee headcount reductions during the three months ended March 31, 2017 and recognized a charge of $0.7 million as employee termination and other charges. The Company recorded these costs within accrued expenses in the accompanying condensed consolidated balance sheets.

Changes in the Company’s accrued liabilities for workforce reduction costs during the three months ended March 31, 2017 are as follows (in thousands):

Amount
Beginning balance as of December 31, 2016	$—
Employee termination and other charges	731
Releases	(346)
Ending balance as of March 31, 2017	$385

Note 9     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(As Restated, Note 1)
Cost of revenues	$1,740	$1,150
Technology and development	611	485
Sales and marketing	786	707
General and administrative	643	3,649
Total	$3,780	$5,991

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under the 2010 Plan generally have a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of March 31, 2017, the 2010 Plan has a total of 3.4 million common stock shares available for issuance.

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

As of March 31, 2017, there was $23.9 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately three years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Plan. RSUs vest upon performance-based, market-based, or service-based criteria.

In the first quarter of 2017 and 2016, the Company granted a total of 343,000 and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based RSUs are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified three year performance period. Participants have the ability to receive a percentage of the targeted number of shares originally granted which is up to a maximum of 200%, for 2017 and 2016.

In the first quarter of 2017, the market-based performance RSUs achieved 50% of the target attainment because the Company’s common stock achieved a certain per share price, reported on the New York Stock Exchange (“NYSE”), for 20 consecutive trading days during the 36 month performance period ended April 7, 2017.

On April 5, 2018, the Board concluded that the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. As a result, the previously issued financial statements for the aforementioned reporting periods are considered not issued. The Company updates the stock-based compensation expense based on the number of performance-based RSUs it expects to vest as of each period end. During the Non-Reliance Period, the expected achievement for performance-based RSUs granted in 2017 and 2016 was reassessed based on the restated financial statement resulting in their expected achievement percentage being reduced from 130% to 81% for 2016 grants and from 130% to 56% for 2017 grants.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock-based compensation expense related to restricted stock units was $0.9 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at March 31, 2017 associated with restricted stock units was $27.0 million, which is expected to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Equity Incentive Plan (shares in thousands):

	(Shares in thousands)			Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Market-based RSUs	Service- based RSUs	Performance- based RSUs	Market-based RSUs
Unvested at December 31, 2016	257	491	166	$50.49	$51.03	$49.38
Granted (1)	25	379	—	73.50	71.02	—
Vested (2)	(40)	(124)	—	34.70	57.10	—
Forfeited and cancelled	(9)	(21)	—	58.45	58.57	—
Unvested at March 31, 2017	233	725	166	$55.41	$60.21	$49.38

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

Note 10     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Board authorized a $100 million stock repurchase program which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased 226,170 shares of common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of March 31, 2017, the Company had $85.6 million available for future purchases under the stock repurchase program.

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

The income tax provision for the three months ended March 31, 2017 and 2016 was $5.5 million and $3.8 million, respectively. The Company's effective tax rate was 25.5% and 39.7% for the three months ended March 31, 2017 and 2016, respectively.

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

Note 12    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various dates through 2020. Future minimum lease payments under capital lease obligations as of March 31, 2017 are $0.5 million. The Company recorded the current and long-term portions of capital lease obligations of $0.2 million under other current liabilities and $0.3 million under non-current liabilities, respectively, in the condensed consolidated balance sheet.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.5 million which is expected to be received through February 2023 are as follows (in thousands):

As of March 31, 2017
(As Restated, Note 1)
Remainder of 2017	$6,704
2018	9,043
2019	9,180
2020	8,986
2021	8,591
Thereafter	6,566
Total future minimum lease payments	$49,070

Rent expense for the three months ended March 31, 2017 and 2016 was $1.9 million and $1.6 million, respectively. Sublease income for the three months ended March 31, 2017 was $0.3 million. There was no sublease income recognized for the same period in 2016.

(c) Legal Matters

The Company is pursuing affirmative claims against the OPM to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to our contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, we filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, we also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. In March 2019, the Company filed a Motion for Summary Judgement with CBCA on the December 22nd denial by the OPM. The government has until May 2019 to respond. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, is scheduled to go to trial in July 2019. In connection with the Company's claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act, and has moved to dismiss part of our claim against OPM as a result. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.

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

Note 13     Subsequent Events

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Credit Agreement”), by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

thereto, and the Agent to increase the size of its revolving credit facility to $400.0 million with a $15.0 million letter of credit subfacility. All the material terms of the Second Amended Credit Agreement are disclosed in Note 7 Long-term debt.
At the beginning of the second quarter of 2018, and in conjunction with the Company’s announcement of its intention to restate its financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017, the Company announced certain changes to its management team, effective April 5, 2018, including:

•	Mr. Joseph L. Jackson resigning from his position as Chief Executive Officer and being appointed Executive Chairman of the Company.

•	Mr. Edgar O. Montes being appointed President and Chief Executive Officer and being appointed to serve as a member of the Board.

•
Mr. Colm M. Callan resigning from his position as Chief Financial Officer and continuing his employment with the Company to effect a seamless transition to the incoming interim chief financial officer followed by the termination of his employment on July 4, 2018.

•
Ms. Kimberly L. Wilford resigning from her position as Senior Vice President, General Counsel and Corporate Secretary of the Company and continuing her employment with the Company to effect a seamless transition followed by the termination of her employment on July 4, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or tread analysis, expectations about seasonality, opportunities for portfolio purchases, acquisitions, channel partnerships and carrier relationships, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K/A for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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

Critical Accounting Policies and Significant Management Estimates

Refer to Note 1 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 2 by reference.

Results of Operations

Revenue

Revenue and changes in revenue by product for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Revenues:
Healthcare	$74,674	59%	$50,370	58%	$24,304	48%
Commuter	18,543	15%	17,376	20%	1,167	7%
COBRA	28,550	23%	15,406	18%	13,144	85%
Other	4,270	3%	3,850	4%	420	11%
Total revenues	$126,037	100%	$87,002	100%	$39,035	45%

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

Healthcare revenue increased by $24.3 million, or 48% for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS. The increase in healthcare revenue was further increased by the addition of new clients and growth in new employee participation for FSA and HSA and to a lesser extent, an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage.

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

Commuter revenue increased by $1.2 million, or 7% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue increased by $13.1 million, or 85% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses and the transition of the COBRA portfolio in connection with our channel partner agreement with Ceridian. The remainder of the COBRA revenue growth was due to an increase in participation by employer clients in our COBRA administration services.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue increased by $0.4 million, or 11% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in revenue from other program incentives.

Cost of Revenues

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Cost of revenues (excluding amortization of internal use software)	$48,088	$31,260	$16,828	54%
Percent of revenue	38%	36%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $16.8 million, or 54% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits associated with the headcount and outsourced services to support the acquisition of ADP's CHSA and COBRA businesses, the administration of the FSAFEDS, and new clients transitioned under the channel partner arrangement with Ceridian.

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

Operating Expenses

Technology and Development

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Technology and development	15,271	9,831	$5,440	55%
Percent of revenue	12%	11%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $5.4 million, or 55% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits, outsourced service costs, services and software related expenses to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian. The increase was partially offset by a decrease in costs associated with a specific development effort.

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

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Sales and marketing	16,079	13,920	$2,159	16%
Percent of revenue	13%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $2.2 million, or 16% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs associated with overall promotional marketing initiatives, offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

General and administrative	13,500	14,615	$(1,115)	(8)%
Percent of revenue	11%	17%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses decreased by $1.1 million, or 8% for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily due a reduction in stock-based compensation expense as a result of reduced target attainment percentages expected for performance-based restricted stock units and a reduction in bad debt expense related the re-valuation of the allowance for doubtful accounts, partially offset by an increase in compensation and related benefit costs and facility related expenses to support the overall growth in our business.

Amortization and Change in Contingent Consideration

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Amortization and change in contingent consideration	9,237	7,445	$1,792	24%
Percent of revenue	7%	9%

Our amortization consists of three components: amortization of internal use software, amortization of acquired intangible assets, and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solutions. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

Amortization and change in contingent consideration increased by $1.8 million or 24% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in amortization resulting from the acquired intangibles from ADP's CHSA and COBRA businesses.

Employee Termination and Other Charges

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Employee termination and other charges	731	—	$731	100%
Percent of revenue	1%	—%

Employee termination and other charges increased by $0.7 million for three months ended March 31, 2017, as compared to the same period in 2016, primarily driven by our continued assessment of organizational efficiency by outsourcing our marketing initiatives which reduced our headcount.

Other Income (Expense)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Interest income	$67	$86	$(19)	(22)%
Interest expense	(1,436)	(405)	(1,031)	(255)%
Other income (expense), net	(221)	(4)	(217)	(5,425)%

Interest expense increased by $1.0 million or 255% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increased revolving credit facility balance in connection with the acquisition of ADP's CHSA and COBRA businesses in November 2016, capital lease obligations previously recorded incorrectly as operating leases and unreported employee participant and employer clients unclaimed property.  The increase in other expense for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)

Income before income taxes	$21,541	$9,608
Income tax provision	(5,484)	(3,812)	(1,672)	(44)%
Effective tax rate	25.5%	39.7%

Income tax provision increased by $1.7 million or 44% for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to an income tax offset related to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09. We recorded excess tax benefits within our provision for income taxes in the amount of $2.6 million (as restated) during the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $610.4 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants.

We believe that our existing cash and cash equivalents, available credit from our revolving credit facility, and expected cash flow from operations will be sufficient to meet our working capital, debt, capital expenditures, and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “Prefunds.” To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

Prefunds

Under our contracts with the vast majority of our employer clients, we receive prefunds that have been and are expected to continue to be a significant source of cash flows from operating activities. Our client contracts do not contain restrictions on our use of client prefunds and, as a result, each prefund is reflected in cash and cash equivalents on our condensed consolidated balance sheet with an equivalent customer obligation recorded as a liability as the prefund is received. Changes in these prefunds and the corresponding customer obligations are reflected in our cash flows from operating activities. The timing of when employer clients make their prefunds as well as the timing of when we make payments on behalf of employee participants can significantly affect our cash flows.

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

Revolving Credit Facility (Credit Agreement)

In August 2016, we entered into a First Amended and Restated Credit Agreement with MUFG Union Bank, N.A. as administrative agent ("Agent"), increasing the credit limit to $250.0 million. The Amended Credit Agreement did not change our $15.0 million subfacility limit or our option to increase our commitments up to $100.0 million. The credit facility's maturity date, June 5, 2020, and interest rate, London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 1.75%, also remained unchanged. Subsequent to entering the Amended Credit Agreement, we borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of the ADP CHSA/COBRA Business. As of March 31, 2017, we have $2.5 million available to borrow under the revolving credit facility.

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement with MUFG Union Bank, N.A. as administrative agent, to increase the borrowing capacity to $400.0 million, with a $15.0 million letter of credit subfacility. The Second Amended Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Second Amended Credit Agreement. We may prepay loans under the Second Amended Credit Agreement in whole or in part at any time without premium or penalty. In connection with this Second Amended Credit Agreement, we incurred fees of approximately $1.9 million, which are being amortized over the term of the Second Amended Credit Agreement. The fees incurred are presented as a direct deduction from long-term debt in the consolidated balance sheets.

The loans bear interest, at our option, at (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Credit Agreement, plus a margin of 1.25% to 2.250%, or (ii) a base rate determined in accordance with the Credit Agreement, plus a margin of 0.250% to 1.250%, in each case with such margin determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Credit Agreement are secured by substantially all of our assets. All of our existing and future material subsidiaries are required to guarantee our obligations under the Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. We are currently in compliance with all financial and non-financial covenants under the credit facility after considering the reporting extension agreement described below.

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

Share Repurchase Program

On August 6, 2015, the Board authorized a $100 million stock repurchase program which commenced immediately and does not have an expiration date. For the three months ended March 31, 2017, there were no shares of common stock repurchased. As of March 31, 2017, $85.6 million remained available for future purchases under the stock repurchase program.

Cash Flows

The following table presents information regarding our cash flow activities:

	Three Months Ended March 31,
(in thousands)	2017	2016
	(As Restated)

Net cash (used in) provided by operating activities	$(53,791)	$79,040
Net cash used in investing activities	(5,973)	(10,962)
Net cash used in financing activities	(2,418)	(6,555)
Net change in cash and cash equivalents	$(62,182)	$61,523

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities was $53.8 million for the three months ended March 31, 2017, comprised of net income plus the net effect of non-cash items and changes in working capital. The primary working capital sources of cash were driven mainly by increases in accounts payable, accrued expenses and other liabilities to support our growth. The primary working capital uses of cash were due to an increase in accounts receivable because of timing of collections from an increase in revenue during the first quarter of 2017 and a decrease in customer obligations due to an increase in claim reimbursements related to FSAFEDS, transition of which was completed during the third quarter of 2016.

The non-cash items consisted mainly of amortization from acquired intangibles from 2016 acquisitions and stock-based compensation expense due to an increase in headcount and lower attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $6.0 million for the three months ended March 31, 2017, and consisted mainly of $5.6 million of capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2017, which consisted of $4.8 million in proceeds from exercises of stock options and ESPP, offset by a $2.5 million principal payment of debt and a $4.7 million of taxes paid related to net share settlement of stock-based compensation arrangements resulting from the adoption of ASU 2016-09 in the first quarter of 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	18,493	5,815	11,631	1,047	—
Operating lease obligations (3)	49,070	8,958	18,225	17,082	4,805
Other contractual obligations (4)	2,830	1,540	1,290	—	—
Total	$317,393	$16,313	$31,146	$265,129	$4,805

______________________________________________________________________________

(1)
As of March 31, 2017, maximum borrowings under the revolving credit facility are $250.0 million with a base rate determined in accordance with the Second Amended Credit Agreement or, at our option, LIBOR plus a spread of 1.25% to 1.75% per annum, and a maturity date of June 5, 2020. At March 31, 2017, we had $247.0 million of outstanding principal which is recorded net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of March 31, 2017 of 2.35% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2023.

(4)	Other contractual obligations include those related to our data centers.

Future minimum lease payments under capital lease obligations are not included in the table above. As of March 31, 2017, there were $0.5 million of future capital lease obligation payments. The Company has no future minimum lease payments under capital lease obligations extending beyond 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2017.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, due to the existence of unremediated material weaknesses in the Company's internal control over financial reporting as described below, the Company's disclosure controls and procedures were not effective.
Notwithstanding the existence of the material weaknesses described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.
Evaluation of the Effectiveness of Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our Board of Directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2017, as a result of material weaknesses in the following areas:
Control Environment, Risk Assessment, Control Activities and Monitoring
Based on the investigations conducted under the direction of the Audit Committee of the Board, it was concluded that there was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. Management’s failure to timely communicate all pertinent information resulted in an environment which led to an error in the consolidated financial statements as of the end of the period covered by this report.
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

These deficiencies in our internal control over financial reporting contributed to each of the following identified material weaknesses:

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
As a result, the Company did not properly estimate, reserve and record certain transactions which resulted in errors in the consolidated financial statements as of the end of the period covered by this report.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the heading “Legal Matters” in Note 12 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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