Form 10-Q/A
period 2017-06-30
WAGEWORKS, INC.
filed 2019-04-26
CIK 1158863

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

As described above, the restatement is the result of corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) primarily related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, and the impact of the impairment assessment for KP Connector, our internal use software, which resulted in a decrease to amortization expense in the three and six months ended June 30, 2017 after an impairment of the software was recorded in the restated 2016 Consolidated Financial Statements.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended June 30, 2017, which was filed with the United States Securities and Exchange Commission (“SEC”) on August 1, 2017, (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheet at June 30, 2017, and the Condensed Consolidated Statements of Income (Loss), and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017, and the related notes thereto. The December 31, 2016 Condensed Consolidated Balance Sheet, included in this interim Quarterly Report on Form 10-Q/A, was derived from audited financial statements, as restated, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 which was filed with the SEC on April 26, 2019. The Condensed Consolidated Balance Sheet at June 30, 2017 and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017, as restated, were previously included in Note 17, Selected Quarterly Financial Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 18, 2019.

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

WAGEWORKS, INC.
FORM 10-Q/A QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(As Restated, Note 1)	Derived from Audited Financial Statements
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$776,133	$672,609
Restricted cash	332	332
Accounts receivable, net	149,823	93,413
Prepaid expenses and other current assets	32,330	20,258
Total current assets	958,618	786,612
Property and equipment, net	61,682	54,435
Goodwill	297,409	297,409
Acquired intangible assets, net	163,597	176,489
Deferred tax assets, net	18,779	15,690
Other assets	4,627	5,146
Total assets	$1,504,712	$1,335,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$101,052	$72,677
Customer obligations	565,914	608,380
Other current liabilities	493	729
Total current liabilities	667,459	681,786
Long-term debt, net of financing costs	244,621	248,848
Other non-current liabilities	10,098	7,505
Total liabilities	922,178	938,139
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 40,039 shares issued and 39,694 shares outstanding at June 30, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	40	37
Additional paid-in capital	542,179	397,307
Treasury stock at cost (345 shares at June 30, 2017 and December 31, 2016)	(14,374)	(14,374)
Retained earnings	54,689	14,672
Total stockholders’ equity	582,534	397,642
Total liabilities and stockholders’ equity	$1,504,712	$1,335,781

See accompanying notes to the condensed consolidated financial statements.
WAGEWORKS, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Revenues:
Healthcare	$68,202	$45,615	$142,876	$95,985
Commuter	17,836	17,466	36,379	34,842
COBRA	27,018	17,207	55,568	32,613
Other	4,076	4,375	8,346	8,225
Total revenues	117,132	84,663	243,169	171,665
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	43,319	28,429	91,407	59,689
Technology and development	14,515	10,836	29,786	20,667
Sales and marketing	14,728	14,136	30,807	28,056
General and administrative	18,459	15,468	31,959	30,083
Amortization, impairment and change in contingent consideration	9,393	15,364	18,630	22,809
Employee termination and other charges	917	313	1,648	313
Total operating expenses	101,331	84,546	204,237	161,617
Income from operations	15,801	117	38,932	10,048
Other income (expense):
Interest income	95	97	162	183
Interest expense	(1,766)	(822)	(3,202)	(1,227)
Other income (expense), net	(9)	(126)	(230)	(130)
Income (loss) before income taxes	14,121	(734)	35,662	8,874
Income tax benefit (provision)	6,157	614	673	(3,198)
Net income (loss)	$20,278	$(120)	$36,335	$5,676
Net income (loss) per share:
Basic	$0.54	$—	$0.98	$0.16
Diluted	$0.53	$—	$0.94	$0.15
Shares used in computing net income (loss) per share:
Basic	37,419	36,361	37,209	36,139
Diluted	38,613	36,361	38,514	36,862

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(As Restated, Note 1)
Cash flows from operating activities:
Net income	$36,335	$5,676
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,221	3,891
Amortization, impairment and change in contingent consideration	18,630	22,809
Amortization of debt issuance costs	125	68
Stock-based compensation expense	10,812	13,524
Loss on disposal of fixed assets	91	199
Provision for doubtful accounts	(141)	799
Deferred taxes	593	—
Excess tax benefits related to stock-based compensation arrangements	—	(3,199)
Changes in operating assets and liabilities:
Accounts receivable	(56,269)	(15,404)
Prepaid expenses and other current assets	(12,073)	(1,849)
Other assets	809	172
Accounts payable and accrued expenses	27,792	3,508
Customer obligations	(42,466)	65,317
Other liabilities	2,242	(1,195)
Net cash (used in) provided by operating activities	(8,299)	94,316
Cash flows from investing activities:
Purchases of property and equipment	(17,534)	(10,430)
Purchases of intangible assets	(397)	(14,259)
Net cash used in investing activities	(17,931)	(24,689)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	131,177	—
Proceeds from exercise of common stock options	10,002	9,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,511	1,192
Payments of debt issuance costs	(1,852)	—
Payments of debt principal	(2,500)	—
Payments of contingent consideration	—	(750)
Payments for treasury stock acquired	—	(9,371)
Payments of capital lease obligations	(147)	(179)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,437)	(5,631)
Excess tax benefits related to stock-based compensation arrangements	—	3,199
Net cash provided by (used in) financing activities	129,754	(1,875)
Net increase in cash and cash equivalents	103,524	67,752
Cash and cash equivalents at beginning of period	672,609	500,918
Cash and cash equivalents at end of period	$776,133	$568,670
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2,808	$748
Income taxes	$2,743	$3,634
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$1,922	$643
Property and equipment purchased under capital lease obligation	$263	$626
Public stock offering costs, accrued but not paid	$402	$—
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

During the course of this investigation and the audit of the financial statements, accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, the impairment assessment for KP Connector, the Company's internal use software, and adjustments made to the accounts receivable and customer obligations balances. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, to correct these errors, the most significant of which are described below.

Revenue Recognition Adjustments

In March 2016, the Company entered into an agreement to provide Flexible Spending Accounts (“FSA”) services to the United States Government Office of Personnel Management (“OPM”) through 2020. Upon commencement of the agreement, the Company performed certain professional services that it believed were within the scope of the agreement and accordingly recognized revenue in 2016 and 2017 attributed to such services. In April 2018, the Company determined that it should not have recognized revenue related to these OPM professional services, and the related receivable should be reversed. Additionally, the Company identified a number of billing and revenue recognition errors. As a result, the Company has made adjustments to reduce revenue by $2.7 million and $1.7 million for the three and six months ended June 30, 2017, respectively.

	For the Three Months Ended June 30, 2017
	Revenue Restatement Adjustments (In thousands)
	OPM	Invoice Adjustments	Revenue Recognition Timing	Total
Healthcare	$(184)	$(374)	$(1,228)	$(1,786)
Commuter	—	(222)	—	(222)
COBRA	—	(280)	(446)	(726)
Other	—	(8)	—	(8)
Total	$(184)	$(884)	$(1,674)	$(2,742)

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	For the Six Months Ended June 30, 2017
	Revenue Restatement Adjustments (In thousands)
	OPM	Invoice Adjustments	Revenue Recognition Timing	Total
Healthcare	$(294)	$(152)	$(662)	$(1,108)
Commuter	—	(31)	—	(31)
COBRA	—	(283)	(190)	(473)
Other	—	(100)	—	(100)
Total	$(294)	$(566)	$(852)	$(1,712)

Internally Developed Software Impairment

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses in the three and six months ended June 30, 2017 by $0.3 million and $0.6 million, respectively.

Stock-Based Compensation Adjustments

The Company adjusted stock based compensation expense related to performance-based restricted stock units. These shares vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. The metrics included items that have changed as a result of the restatement, and therefore the Company has re-measured the stock based compensation expense for performance-based restricted stock units as of the three and six months ended June 30, 2017. The following tables summarize the impact of the restatement on performance-based restricted stock units and on the Company's total stock based compensation expense:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Stock-based compensation expense related to restricted stock units (in millions)	$6.1	$(2.0)	$4.1	$11.1	$(6.2)	$4.9

	At June 30, 2017
	As Previously Reported	Adjustments	As restated
Total unrecorded stock-based compensation cost associated with restricted stock units (in millions)	$47.6	$(26.3)	$21.3

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Total restatement adjustments for stock-based compensation expense (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Cost of revenues	$2,007	$—	$2,007	$3,730	$17	$3,747
Technology and development	649	(49)	600	1,267	(56)	1,211
Sales and marketing	674	(50)	624	1,448	(38)	1,410
General and administrative	5,725	(1,923)	3,802	10,579	(6,135)	4,444
Total	$9,055	$(2,022)	$7,033	$17,024	$(6,212)	$10,812

The Company recorded additional adjustments to the condensed consolidated financial statements for the three and six months ended June 30, 2017, primarily related to the following transactions:

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

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Form 10-Q/A, to reflect these adjustments in the three and six months ended June 30, 2017.

The tax impact in connection with the restatement adjustments was recorded for the three and six months ended June 30, 2017. See Note 11. Income Taxes, for details.

The following table presents the Company's condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated as of June 30, 2017 (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	June 30, 2017
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$774,766	$1,367	(a)	$776,133
Restricted cash	332	—		332
Accounts receivable, net	119,102	30,721	(b)	149,823
Prepaid expenses and other current assets	34,338	(2,008)	(c)	32,330
Total current assets	928,538	30,080		958,618
Property and equipment, net	63,446	(1,764)	(d)	61,682
Goodwill	297,409	—		297,409
Acquired intangible assets, net	163,597	—		163,597
Deferred tax assets, net	16,539	2,240	(e)	18,779
Other assets	4,781	(154)	(f)	4,627
Total assets	$1,474,310	$30,402		$1,504,712
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$101,669	$(617)	(g)	$101,052
Customer obligations	528,114	37,800	(h)	565,914
Other current liabilities	198	295	(i)	493
Total current liabilities	629,981	37,478		667,459
Long-term debt, net of financing costs	244,621	—		244,621
Other non-current liabilities	10,093	5		10,098
Total liabilities	884,695	37,483		922,178
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 40,039 shares issued and 39,694 shares outstanding at June 30, 2017 and 37,247 issued and 36,902 shares outstanding at December 31, 2016)	40	—		40
Additional paid-in capital	554,543	(12,364)	(j)	542,179
Treasury stock at cost (345 shares at June 30, 2017 and at December 31, 2016)	(14,374)	—		(14,374)
Retained earnings	49,406	5,283		54,689
Total stockholders' equity	589,615	(7,081)		582,534
Total liabilities and stockholders' equity	$1,474,310	$30,402		$1,504,712

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

(b)
Adjustment relates to (i) a $40.8 million increase from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments and an adjustment to the allowance for doubtful accounts, (ii) a $5.0 million decrease primarily due to accruals to correct the recording of invoices, credit

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

memos and billing adjustments in the proper period, and a $5.1 million reduction in accounts receivable from the restatement of OPM revenue as discussed above.

(c)	Adjustment of $2.0 million relates to change in income tax receivable as result of restated taxable income.

(d)
Adjustment of $1.8 million relates to (i) the impairment charge for IDS of $3.7 million, as discussed above, offset by the reversal of accumulated depreciation of $1.2 million associated with IDS previously recorded during the year ended December 31, 2016 and (ii) $0.8 million for equipment originally recognized incorrectly as operating leases purchased under capital lease obligations, offset by recognizing $0.1 million of capital lease depreciation.

(e)	Adjustment relates to $2.2 million increase in deferred tax asset due to restated taxable income.

(f)	Adjustment to write-off uncollectible deposit.

(g)
Adjustment of $0.6 million relates to (i) a $0.6 million reduction as result of the OPM restatement, as discussed above, a $0.8 million decrease due to billing corrections or adjustments to report in proper period; (ii) partially offset by $0.8 million accruals related to interest and penalties for unreported employee participant and employer clients unclaimed property.

(h)
Adjustment of $37.8 million relate to (i) a $40.8 million increase for the reclassification of customer obligations from accounts receivable based on the correction of the timing of employer client billings and payments, (ii) a $1.3 million increase due to the timing differences between the obligation payments from employer clients and the receipt of cash in the Company's bank accounts, which resulted in a reclassification from customer obligations to cash and cash equivalents and (iii) a $4.3 million decrease related to the timing and recognition of customer obligations.

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

The following table presents the Company's condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$69,988	$(1,786)	(k)	$68,202	$143,984	$(1,108)	(k)	$142,876
Commuter	18,058	(222)	(m)	17,836	36,410	(31)	(m)	36,379
COBRA	27,744	(726)	(l)	27,018	56,041	(473)	(l)	55,568
Other	4,084	(8)	(m)	4,076	8,446	(100)	(m)	8,346
Total revenues	119,874	(2,742)		117,132	244,881	(1,712)		243,169
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	43,401	(82)	(n)	43,319	90,605	802	(n)	91,407
Technology and development	14,564	(49)	(o)	14,515	29,903	(117)	(o)	29,786
Sales and marketing	14,782	(54)	(p)	14,728	30,843	(36)	(p)	30,807
General and administrative	22,625	(4,166)	(q)	18,459	43,190	(11,231)	(q)	31,959
Amortization, impairment and change in contingent consideration	9,689	(296)	(r)	9,393	19,222	(592)	(r)	18,630
Employee termination and other charges	917	—		917	1,648	—		1,648
Total operating expenses	105,978	(4,647)		101,331	215,411	(11,174)		204,237
Income from operations	13,896	1,905		15,801	29,470	9,462		38,932
Other income (expense):
Interest income	95	—		95	162	—		162
Interest expense	(1,695)	(71)	(s)	(1,766)	(3,060)	(142)	(s)	(3,202)
Other income (expense), net	(5)	(4)		(9)	(221)	(9)		(230)
Income before income taxes	12,291	1,830		14,121	26,351	9,311		35,662
Income tax benefit	6,813	(656)	(t)	6,157	3,851	(3,178)	(t)	673
Net income	$19,104	$1,174		$20,278	$30,202	$6,133		$36,335
Net income per share:
Basic	$0.51	$0.03		$0.54	$0.81	$0.17		$0.98
Diluted	$0.49	$0.04		$0.53	$0.78	$0.16		$0.94
Shares used in computing net income per share:
Basic	37,419	—		37,419	37,209	—		37,209
Diluted	38,613	—		38,613	38,514	—		38,514

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(l) Revenue adjustment of $0.7 million for the three months ended June 30, 2017 was primarily due to (i) a $0.4 million reversal of ADP revenue and (ii) a $0.3 million reduction of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period. Revenue adjustment of $0.5 million for the six months ended June 30, 2017 was a result of (i) a $0.3 million correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period and (ii) $0.2 million reversal of ADP revenue.
(m) Revenue adjustments primarily as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.
(n) Adjustment for the three months ended June 30, 2017 primarily related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement. Adjustment of $0.8 million for the six months ended June 30, 2017 primarily related to (i) an adjustment of $0.6 million as a result of under-accrual of platform technology related expenses and (ii) an adjustment of $0.2 million related to the reserve of potentially uncollectible customer obligations for pass through employee participant reimbursement.
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
(s) Adjustment for the three and six months ended June 30, 2017 was due to accrued interest expense on unreported employee participant and employer clients’ unclaimed property.
(t) Adjustments of $(0.7) million and $(3.2) million for the three and six months ended June 30, 2017, respectively, are as a result of the impact of the restatement adjustments in (k) through (s).

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table presents the Company’s condensed consolidated statement of cash flows for the six months ended previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the six months ended June 30, 2017 (in thousands). Footnote references below refer to footnotes (a) through (t) in the condensed consolidated balance sheet and condensed consolidated statement of income tables as at and for the three and six months ended June 30, 2017 above.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$30,202	$6,133	(k)-(t)	$36,335
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,069	152	(d)	5,221
Amortization and change in contingent consideration	19,222	(592)	(r)	18,630
Amortization of debt issuance costs	171	(46)	(s)	125
Stock-based compensation expense	17,024	(6,212)	(q)	10,812
Loss on disposal of fixed assets	91	—		91
Provision for doubtful accounts	4,891	(5,032)	(q)	(141)
Deferred taxes	—	593	(e)	593
Changes in operating assets and liabilities:
Accounts receivable	(31,105)	(25,164)	(b)	(56,269)
Prepaid expenses and other current assets	(14,626)	2,553	(c)	(12,073)
Other assets	520	289	(f)	809
Accounts payable and accrued expenses	28,120	(328)	(g)	27,792
Customer obligations	(75,728)	33,262	(h)	(42,466)
Other liabilities	691	1,551	(i)	2,242
Net cash used in operating activities	(15,458)	7,159		(8,299)
Cash flows from investing activities:
Purchases of property and equipment	(17,534)	—		(17,534)
Purchases of intangible assets	(397)	—		(397)
Net cash used in investing activities	(17,931)	—		(17,931)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	131,177	—		131,177
Proceeds from exercise of common stock options	10,002	—		10,002
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,511	—		1,511
Payments of debt issuance costs	(1,898)	46	(q)	(1,852)
Payments of debt principal	(2,500)	—		(2,500)
Payments of capital lease obligations	—	(147)	(d)	(147)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,437)	—		(8,437)
Net cash provided by financing activities	129,855	(101)		129,754
Net increase in cash and cash equivalents	96,466	7,058		103,524
Cash and cash equivalents at beginning of period	678,300	(5,691)		672,609
Cash and cash equivalents at end of period	$774,766	$1,367		$776,133

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

Accounts Receivable

Accounts receivable represent both amounts receivable from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors. The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for the six months ended June 30, 2017 and 2016 were not significant.

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in the six months ended June 30, 2017.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, use an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization ("EBITDA") target achievement over a specified three-year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income (loss) as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $3.6 million to deferred tax assets and an offset to the opening retained earnings of $3.6 million in the condensed consolidated balance sheets as of January 1, 2017. For the three and six months ended June 30, 2017, the Company recorded excess tax benefits in the amount of $11.7 million and $14.3 million within our provision for income taxes in the condensed consolidated statements of income (loss).

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (ASU 2016-04). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, and separately identifiable cash flows and application of the predominance principle. The update to the standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements and related disclosures.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer presented in the Statement of Cash Flows. The Company will adopt this standard on January 1, 2018 using the retrospective method. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting (ASU 2017-09). The update amends the scope of modification accounting for share-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the share-based awards are the same immediately before and after the modification. This update is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 2     Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):
໿

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Numerator for basic net income (loss) per share:
Net income (loss)	$20,278	$(120)	$36,335	$5,676
Denominator for basic net income (loss) per share:
Weighted-average common shares outstanding	37,419	36,361	37,209	36,139
Basic net income (loss) per share	$0.54	$—	$0.98	$0.16

Numerator for diluted net income (loss) per share:
Net income (loss)	$20,278	$(120)	$36,335	$5,676
Denominator for diluted net income (loss) per share:
Weighted-average common shares outstanding	37,419	36,361	37,209	36,139
Dilutive stock options and restricted stock units	1,193	—	1,275	674
Dilutive vested performance restricted stock units	—	—	30	49
Dilutive employee stock purchase plan shares	1	—	—	—
Diluted weighted-average common shares outstanding	38,613	36,361	38,514	36,862
Diluted net income (loss) per share	$0.53	$—	$0.94	$0.15

Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. As a result of the net loss for the three months ended June 30, 2016, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The Company excluded 0.7 million and 2.3 million anti-dilutive share equivalents from the calculation of diluted earnings per share for the three months ended June 30, 2017 and June 30, 2016; and 0.6 million and 1.4 million anti-dilutive shares from the calculation of diluted earnings per share for the six months ended June 30, 2017 and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 3     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three and six months ended June 30, 2017.

Intangible Assets

Acquired intangible assets at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017			December 31, 2016
	(As Restated, Note 1)
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$232,667	$(72,570)	$160,097	$232,560	$(60,569)	$171,991
Trade names	3,880	(3,399)	481	3,880	(3,078)	802
Technology	14,646	(12,457)	2,189	14,646	(11,867)	2,779
Noncompete agreements	2,232	(1,977)	255	2,232	(1,941)	291
Favorable lease arrangements	1,136	(561)	575	1,136	(510)	626
Total	$254,561	$(90,964)	$163,597	$254,454	$(77,965)	$176,489

Amortization expense of intangible assets totaled $6.5 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense of intangible assets was $13.0 million and $12.9 million, respectively. These costs are included in amortization, impairment and change in contingent consideration in the condensed consolidated statements of income (loss). Acquired intangible assets are amortized on a straight-line basis generally over one to ten years.

The Company accelerated amortization of intangible assets for client contracts and broker relationships of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business.

The estimated amortization expense in future periods at June 30, 2017 (as restated) is as follows (in thousands):
໿

Remainder of 2017	$12,629
2018	24,976
2019	24,053
2020	22,069
2021	19,265
Thereafter	60,605
Total	$163,597

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 4    Accounts Receivable

Accounts receivable at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
	(As Restated, Note 1)
Trade receivables	$101,261	$54,887
Unpaid amounts for benefit services	50,248	40,542
Accounts receivable, gross	151,509	95,429
Less: allowance for doubtful accounts	(1,686)	(2,016)
Accounts receivable, net	$149,823	$93,413

Note 5     Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
	(As Restated, Note 1)
Computers and equipment	$20,554	$17,254
Software and software development costs	113,670	102,998
Furniture and fixtures	6,807	6,784
Leasehold improvements	21,262	19,477
	$162,293	$146,513
Less: accumulated depreciation and amortization	(100,611)	(92,078)
Property and equipment, net	$61,682	$54,435

The Company capitalized software development costs of $5.5 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively; and $9.6 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense related to capitalized software development costs were $2.9 million and $6.8 million for the three months ended June 30, 2017 and 2016, respectively; and $5.6 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively. These costs are included in amortization, impairment and change in contingent consideration in the condensed consolidated statements of income (loss). At June 30, 2017, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $30.7 million.

Total depreciation expense plus amortization of capitalized software development costs, for the three months ended June 30, 2017 and 2016 was $5.6 million and $8.9 million, respectively; and $10.9 million and $13.8 million for the six months ended June 30, 2017 and 2016, respectively.

As a result of the Company's restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases. As of June 30, 2017, total assets under capital lease obligations were $1.9 million, and were classified as computers and equipment. Accumulated depreciation for assets under capital lease obligations was $1.1 million as of the June 30, 2017.

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets. The Company also reversed previously recorded amortization expenses for each of the three and six months ended June 30, 2017 by $0.3 million and $0.6 million, respectively.

Note 6     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
	(As Restated, Note 1)
Accounts payable and accrued liabilities	$27,315	$21,830
Payable to benefit providers and transit agencies	36,163	24,528
Accrued compensation and related benefits	22,067	20,223
Other accrued expenses	4,906	3,752
Deferred revenue	10,601	2,344
Accounts payable and accrued expenses	$101,052	$72,677

Note 7     Long-term debt

As of June 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility	$247,500	$250,000
Less: Outstanding letters of credit	(500)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(2,379)	(652)
Long-term debt	$244,621	$248,848

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Second Amended Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, and increased the Company's borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit subfacility. The Second Amended Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Second Amended Credit Agreement. The Company may prepay loans under the Second Amended Credit Agreement in whole or in part at any time without premium or penalty. The fees incurred in connection with the Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets.

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

The Second Amended Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility after considering the reporting extension agreement described below.
.
As of June 30, 2017, the Company had $247.0 million outstanding under the revolving credit facility and $152.5 million unused revolving credit facility still available to borrow under the Second Amended Credit Agreement.

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

Changes in the Company’s accrued liabilities for workforce reduction costs during the six months ended June 30, 2017 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2016	$—
Employee termination and other charges	1,648
Release	(1,449)
Ending balance as of June 30, 2017	$199

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 9     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income (loss) in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Cost of revenues	$2,007	$1,818	$3,747	$2,968
Technology and development	600	621	1,211	1,106
Sales and marketing	624	738	1,410	1,446
General and administrative	3,802	4,356	4,444	8,004
Total	$7,033	$7,533	$10,812	$13,524

Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under the 2010 Plan generally have a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of June 30, 2017, the 2010 Plan has a total of 3.6 million common stock shares available for issuance.

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

As of June 30, 2017, there was $21.6 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Restricted Stock Units

The Company grants restricted stock units ("RSU") to certain employees, officers, and directors under the 2010 Equity Incentive Plan. Restricted stock units vest upon performance-based, market-based, or service-based criteria.

In the first quarter of 2017 and 2016, the Company granted a total of 343,000 and 263,000, respectively, of performance-based restricted stock units to certain executive officers. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% for 2017 and 2016 of the target number of shares originally granted, depending on the terms of the grant agreement.

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

Stock-based compensation expense related to restricted stock units was $4.1 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively; and $4.9 million and $8.7 million for the six months ended June 30, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at June 30, 2017 associated with restricted stock units was $21.3 million, which is expected to be recognized over a weighted-average period of approximately two years.

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

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced immediately and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. There were no shares of common stock repurchased during the three and six months ended June 30, 2017. During the six months ended June 30, 2016, the Company repurchased 226,170 shares of common stock for a total cost of $9.4 million, or an average price of $41.43 per share. As of June 30, 2017, the Company had $85.6 million available for future purchases under the stock repurchase program.

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

The Company's effective tax rate was (43.6)% and 83.7% for the three months ended June 30, 2017 and 2016, respectively and (1.9)% and 36.0% for the six months ended June 30, 2017 and 2016, respectively. The income tax benefit (provision) for the three months ended June 30, 2017 and 2016 was $6.2 million and $0.6 million, respectively, and $0.7 million and $(3.2) million for the six months ended June 30, 2017 and 2016, respectively. The income tax benefit for the three and six months ended June 30, 2017, included net discrete tax benefits of $11.7 million and $14.3 million, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09. See Note 1 - Summary of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

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

Note 12    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various dates through 2021. Future minimum lease payments under capital lease obligations as of June 30, 2017 are $0.7 million. The Company recorded the current and long-term portions of capital lease obligations of $0.3 million under other current liabilities and $0.4 million under non-current liabilities, respectively, in the condensed consolidated balance sheets.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. Future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $11.1 million which is expected to be received through February 2023, are as follows (in thousands):

As of June 30, 2017
(As Restated, Note 1)
Remainder of 2017	$4,589
2018	9,108
2019	9,247
2020	9,003
2021	8,591
Thereafter	6,566
Total future minimum lease payments	$47,104

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

(13)     Subsequent Events
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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Results of Operations

Revenue

Revenue and changes in revenue by product for the three and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016			2017	2016
(Dollars in thousands)	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Healthcare	$68,202	$45,615	$22,587	50%	$142,876	$95,985	$46,891	49%
Commuter	17,836	17,466	370	2%	36,379	34,842	1,537	4%
COBRA	27,018	17,207	9,811	57%	55,568	32,613	22,955	70%
Other	4,076	4,375	(299)	(7)%	8,346	8,225	121	1%
Total revenues	$117,132	$84,663	$32,469	38%	$243,169	$171,665	$71,504	42%

Revenue by product as a percentage of total revenue for the three and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
(Dollars in thousands)	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Revenues:
Healthcare	$68,202	58%	$45,615	54%	$142,876	59%	$95,985	56%
Commuter	17,836	15%	17,466	21%	36,379	15%	34,842	20%
COBRA	27,018	23%	17,207	20%	55,568	23%	32,613	19%
Other	4,076	4%	4,375	5%	8,346	3%	8,225	5%
Total revenues	$117,132	100%	$84,663	100%	$243,169	100%	$171,665	100%

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

Healthcare revenue increased by $22.6 million, or 50% for the three months ended June 30, 2017, as compared to the same period in 2016. Healthcare revenue increased by $46.9 million, or 49% for the six months ended June 30, 2017, as compared to the same period in 2016. The increases were primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS. Healthcare revenue was further increased due to the addition of new clients and growth in new employee participation for FSA and HSA; and an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage, offset by a slight decline in HRA revenue.

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

Commuter revenue increased by $0.4 million, or 2% for the three months ended June 30, 2017, as compared to the same period in 2016. Commuter revenue increased by $1.5 million, or 4% for the six months ended June 30, 2017, as compared to the same period in 2016. The increases were primarily due to the addition of new clients and growth in the number of employee participation and an increase in interchange fee revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue increased by $9.8 million, or 57% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses.

COBRA revenue increased by $23.0 million, or 70% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses and the transition of the COBRA portfolio in connection with our channel partner agreement with Ceridian. The remainder of the COBRA revenue growth was due to an increase in participation by employer clients in our COBRA administration services.

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

Other revenue increased by $0.1 million or 1% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in revenue from other program incentives.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Cost of revenues (excluding amortization of internal use software)	$43,319	$28,429	$14,890	52%	$91,407	$59,689	$31,718	53%
Percent of revenue	37%	34%			38%	35%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $14.9 million or 52% for the three months ended June 30, 2017, as compared to the same period in 2016. Cost of revenues increased by $31.7 million or 53% for the six months ended June 30, 2017, as compared to the same period in 2016. The increases were primarily due to an increase in compensation and related benefits associated with the headcount and outsourced services to support the acquired ADP's CHSA and COBRA businesses, the administration of the FSAFEDS, and new clients transitioned under the channel partner arrangement with Ceridian.

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

Operating Expenses

Technology and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Technology and development	$14,515	$10,836	$3,679	34%	$29,786	$20,667	$9,119	44%
Percent of revenue	12%	13%			12%	12%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $3.7 million, or 34% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian. The increase was further driven by increases in software maintenance and depreciation costs associated with new platforms related to the acquisition of ADP's CHSA and COBRA businesses, partially offset by a decrease in outsourced service costs.

Technology and development expenses increased by $9.1 million, or 44% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits, software related expenses to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian and, to a lesser extent, depreciation expense.

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Sales and marketing	$14,728	$14,136	$592	4%	$30,807	$28,056	$2,751	10%
Percent of revenue	13%	17%			13%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $0.6 million or 4% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs and direct sales commissions associated with overall growth in revenue.

Sales and marketing expenses increased by $2.8 million or 10% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation, benefit costs and direct sales commissions associated with overall growth in revenue, partially offset by a decrease in outside commission expenses due to the termination of our relationship with certain brokers.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

General and administrative	$18,459	$15,468	$2,991	19%	$31,959	$30,083	$1,876	6%
Percent of revenue	16%	18%			13%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $3.0 million or 19% for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to increases in the provision for doubtful accounts, compensation and related benefit costs and outsourced service expenses to support the overall growth in our business.

General and administrative expenses increased by $1.9 million or 6% for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in the provision for doubtful accounts, compensation and related benefit costs, outsourced service expenses and facility related expenses to support the overall growth in our business.

Amortization, Impairment and Change in Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Amortization, impairment and change in contingent consideration	$9,393	$15,364	$(5,971)	(39)%	$18,630	$22,809	$(4,179)	(18)%

Our amortization, impairment and change in contingent consideration consists of: amortization of internal use software, amortization of acquired intangible assets, impairment charges related to long-lived assets and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solutions. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

Amortization, impairment and change in contingent consideration decreased by $6.0 million or 39% and decreased by $4.2 million or 18% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease in the three and six months ended June 30, 2017 was primarily driven by a decrease in amortization expense related to two one-time impairment events that occurred in 2016. In the second quarter of 2016, we terminated a significant customer relationship in our health insurance exchange business resulting in a $3.8 million acceleration of amortization expense and we recorded a $3.7 million impairment charge for KP Connector, as mentioned above. The decrease was partially offset by an increase in amortization resulting from the acquired intangibles from ADP's CHSA and COBRA businesses in November 2016 and overall growth in our business.

Employee Termination and Other Charges

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Employee termination and other charges	$917	$313	$604	193%	$1,648	$313	$1,335	427%

Employee termination and other charges increased by $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase was primarily driven by our continued assessment of organizational efficiency by outsourcing our marketing initiatives which reduced our headcount.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Interest income	$95	$97	$(2)	(2)%	$162	$183	$(21)	(11)%
Interest expense	(1,766)	(822)	944	115%	(3,202)	(1,227)	1,975	161%
Other income (expense), net	(9)	(126)	117	93%	(230)	(130)	(100)	77%

Interest income remained relatively consistent for the three and six months ended June 30, 2017.

Interest expense increased by $0.9 million or 115% and $2.0 million or 161% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase was primarily due to an increased revolving credit facility balance in connection with the acquisition of ADP's CHSA and COBRA businesses in November 2016 and interest expense on unreported employee participant and employer clients unclaimed property.

The decrease in other income (expense) for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Income (loss) before income taxes	$14,121	$(734)			$35,662	$8,874
Income tax benefit (provision)	$6,157	$614	$5,543	(903)%	$673	$(3,198)	$3,871	121%
Effective tax rate	(43.6)%	83.7%			(1.9)%	36.0%

Income tax benefit increased by $5.5 million or 903% and $3.9 million or 121% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The change was due to discrete tax benefits partially offset by the change in pre-tax net income. The income tax benefit recorded for the three and six months ended June 30, 2017 included net discrete tax benefits of $11.7 million and $14.3 million during the three and six months ended June 30, 2017, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09.

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $776.1 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants and by public stock offering.

We believe that our existing cash and cash equivalents and the available credit from our revolving credit facility will be sufficient to meet our working capital, debt, capital expenditures, and stock repurchase needs, as well as anticipated cash requirements for potential future portfolio purchases over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “Prefunds”. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Cash Flows

The following table presents information regarding our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2017	2016
	(As Restated)

Net cash (used in) provided by operating activities	$(8,299)	$88,685
Net cash used in investing activities	(17,931)	(24,689)
Net cash provided by (used in) financing activities	129,754	3,756
Net change in cash and cash equivalents	$103,524	$67,752

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities was $8.3 million for the six months ended June 30, 2017, comprised of net income plus the net effect of non-cash items and changes in working capital. The cash uses were primarily driven by a decrease in customer obligations due to an increase in claim reimbursements related to FSAFEDS, transition of which was completed during the third quarter of 2016; an increase in accounts receivable related to unpaid benefit services; and an increase in prepaid expenses and other current assets largely attributable to increases in income tax related receivable and prepaid commuter cards. The cash uses were partially offset by cash sources driven by increases in accounts payable, accrued expenses and other liabilities due to timing of payments.

The non-cash items consisted mainly of amortization from acquired intangibles from 2016 acquisitions and stock-based compensation expense due to an increase in headcount and lower attainment of metrics from performance-based restricted stock units.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $17.9 million for the six months ended June 30, 2017, consisted mainly of $17.5 million of capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities was $129.8 million for the six months ended June 30, 2017 which consisted of approximately $131.2 million in proceeds from public stock offering in June 2017, net of paid underwriting discounts and commissions and other offering costs, a $11.5 million in proceeds from exercises of stock options and ESPP, offset by a payment of $2.5 million principal payment of debt, $1.9 million for debt issuance costs related to the credit agreement amendment and a $8.4 million of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	30,956	6,412	12,824	11,720	—
Operating lease obligations (3)	47,104	9,133	18,346	16,351	3,274
Other contractual obligations (4)	2,445	1,540	905	—	—
Total	$327,505	$17,085	$32,075	$275,071	$3,274

______________________________________________________________________________

(1)
As of June 30, 2017, maximum borrowings under the revolving credit facility are $400.0 million with a base rate determined in accordance with the Second Amended Credit Agreement or, at our option, LIBOR plus a spread of 1.25% to 2.25% per annum, and a maturity date of April 4, 2022. As of June 30, 2017, our outstanding principal of $247.0 million is presented net of debt issuance costs on our condensed consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of June 30, 2017 of 2.60% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases and other immaterial arrangements expiring at various dates through 2023.

(4)	Other contractual obligations include those related to our data centers.

Future minimum lease payments under capital lease obligations are not included in the table above. As of June 30, 2017, there were $0.5 million of future capital lease obligation payments. The Company has no future minimum lease payments under capital lease obligations extending beyond 2021.

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
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.
Notwithstanding the existence of the material weaknesses described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.
Evaluation of the Effectiveness of Internal Control over Financial Reporting

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
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2017, as a result of material weaknesses in the following areas:
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

We did not have robust, established and documented accounting policies that were implemented effectively, which led to adjustments in areas such as, but not exclusive to Impairment of Internally Developed Software (“IDS”) and Unclaimed Liability. As a result of these adjustments the accounts related to Amortization of IDS, Fixed Assets, and operating expenses as they relate to interest and penalties were impacted.

We also did not have a robust process around managing change and corresponding assessment and implementation of Accounting Policies. This resulted in a reevaluation of the Accounts Receivable and Customer Obligation Offset Policy of the organization for the financial year 2017. Furthermore, it also resulted in the delayed assessment and design of controls for the timely implementation of controls around Accounting Standard 606 (“ASC 606”) for Revenue Recognition which is effective January 2018. These gaps resulted in several adjustments in the consolidated financial statements as of the end of the period covered by this report.

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

C.Risk Assessment and Management of Change

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