Form 10-Q/A
period 2017-09-30
WAGEWORKS, INC.
filed 2019-04-26
CIK 1158863

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

As described above, the restatement is the result of corrections in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) primarily related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, and the impact of the impairment assessment for KP Connector, our internal use software, which resulted in a decrease to amortization expense in the three and nine months ended September 30, 2017 after an impairment of the software was recorded in the restated 2016 Consolidated Financial Statements.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended September 30, 2017, which was filed with the United States Securities and Exchange Commission (“SEC”) on November 8, 2017, (the "Original Filing"), to reflect restatements of the Condensed Consolidated Balance Sheet at September 30, 2017, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, and Condensed Consolidated Cash Flows for the nine months ended September 30, 2017, and the related notes thereto. The December 31, 2016 Condensed Consolidated Balance Sheet, included in this interim Quarterly Report on Form 10-Q/A, was derived from audited financial statements, as restated, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 which was filed with the SEC on April 26, 2019. The Condensed Consolidated Balance Sheet at September 30, 2017 and the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017, as restated, were previously included in Note 17, Selected Quarterly Financial Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 18, 2019.

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

WAGEWORKS, INC.
FORM 10-Q/A QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(As Restated, Note 1)	Derived from Audited Financial Statements
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$799,579	$672,609
Restricted cash	332	332
Short-term investments	94,087	—
Accounts receivable, net	159,489	93,413
Prepaid expenses and other current assets	19,627	20,258
Total current assets	1,073,114	786,612
Property and equipment, net	68,417	54,435
Goodwill	297,409	297,409
Acquired intangible assets, net	161,281	176,489
Deferred tax assets, net	18,803	15,690
Other assets	6,855	5,146
Total assets	$1,625,879	$1,335,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$91,590	$72,677
Customer obligations	687,462	608,380
Other current liabilities	512	729
Total current liabilities	779,564	681,786
Long-term debt, net of financing costs	244,791	248,848
Other non-current liabilities	9,444	7,505
Total liabilities	1,033,799	938,139
Commitments and Contingencies (Note 13)
Stockholders' Equity:
Common stock, par value $0.001 per share (authorized 1,000,000 shares; 40,095 shares issued and 39,616 shares outstanding at September 30, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	41	37
Additional paid-in capital	550,631	397,307
Treasury stock at cost (480 shares at September 30, 2017 and 345 shares at December 31, 2016)	(22,309)	(14,374)
Accumulated other comprehensive loss	(35)	—
Retained earnings	63,752	14,672
Total stockholders’ equity	592,080	397,642
Total liabilities and stockholders’ equity	$1,625,879	$1,335,781

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Revenues:
Healthcare	$65,893	$45,163	$208,769	$141,148
Commuter	17,987	17,570	54,366	52,412
COBRA	26,897	18,302	82,465	50,916
Other	4,069	4,215	12,415	12,440
Total revenues	114,846	85,250	358,015	256,916
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	39,031	29,750	130,438	89,440
Technology and development	13,932	11,482	43,718	32,148
Sales and marketing	16,385	13,888	47,192	41,944
General and administrative	20,196	15,212	52,155	45,294
Amortization, impairment and change in contingent consideration	9,402	6,647	28,032	29,458
Employee termination and other charges	(148)	162	1,500	475
Total operating expenses	98,798	77,141	303,035	238,759
Income from operations	16,048	8,109	54,980	18,157
Other income (expense):
Interest income	340	117	502	300
Interest expense	(2,059)	(521)	(5,261)	(1,748)
Other income (expense), net	(30)	17	(260)	(113)
Income before income taxes	14,299	7,722	49,961	16,596
Income tax provision	(5,236)	(2,492)	(4,563)	(5,690)
Net income	$9,063	$5,230	$45,398	$10,906
Net income per share:
Basic	$0.23	$0.14	$1.19	$0.30
Diluted	$0.23	$0.14	$1.16	$0.29
Shares used in computing net income per share:
Basic	39,641	36,605	38,028	36,312
Diluted	40,264	37,454	39,106	37,078

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Net income	$9,063	$5,230	$45,398	$10,906
Other comprehensive loss, net of tax
Net unrealized loss on investments	(35)	—	(35)	—
Other comprehensive loss, net of tax	(35)	—	(35)	—
Total comprehensive income	$9,028	$5,230	$45,363	$10,906

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(As Restated, Note 1)
Cash flows from operating activities:
Net income	$45,398	$10,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,172	6,349
Amortization, impairment and change in contingent consideration	28,031	29,457
Amortization of debt issuance costs	294	111
Stock-based compensation expense	17,988	20,177
Loss on disposal of fixed assets	98	185
Provision for doubtful accounts	90	943
Deferred taxes	592	(424)
Other	(99)	—
Excess tax benefits related to stock-based compensation arrangements	—	(6,005)
Changes in operating assets and liabilities:
Accounts receivable	(66,166)	(3,701)
Prepaid expenses and other current assets	130	(2,022)
Other assets	(1,709)	(50)
Accounts payable and accrued expenses	15,533	5,443
Customer obligations	79,082	147,146
Other liabilities	1,683	(2,723)
Net cash provided by operating activities	129,117	205,792
Cash flows from investing activities:
Purchases of property and equipment	(28,489)	(20,529)
Purchases of short-term investments	(99,445)	—
Proceeds from sales of short-term investments	5,398	—
Purchases of intangible assets	(2,107)	(20,777)
Net cash used in investing activities	(124,643)	(41,306)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	130,832	—
Proceeds from exercise of common stock options	10,834	10,705
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,172	1,672
Payments of loan origination fee	(1,851)	(200)
Payments of debt principal	(2,500)	—
Payments of contingent consideration	—	(750)
Payments for treasury stock acquired	(7,935)	(9,371)
Payment of capital lease obligations	(224)	(276)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,832)	(5,997)
Excess tax benefits related to stock-based compensation arrangements	—	6,005
Net cash provided by financing activities	122,496	1,788
Net increase in cash and cash equivalents	126,970	166,274
Cash and cash equivalents at beginning of period	672,609	500,918
Cash and cash equivalents at end of period	$799,579	$667,192
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,672	$1,151
Income taxes	$2,940	$5,216
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$3,732	$2,882
Contingent payment, accrued but not paid	$2,060	$—
Property and equipment purchased under capital lease obligations	$263	$711
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

Use of Estimates

In preparing the condensed consolidated financial statements and related disclosure in conformity with GAAP, including all adjustments as a result of the Company's restatement, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combinations, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and website development cost classification, and recoverability and impairments of goodwill and long-lived assets. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

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

During the course of this investigation, and the audit of the financial statements accounting and financial reporting errors were identified. The matters primarily resulted in corrections in accounting under U.S. generally accepted accounting principles related to revenue recognition for a government contract, the timing of revenue recognition under certain contracts and arrangements, the impairment assessment for KP Connector, the Company's internal use software, and adjustments made to the accounts receivable and customer obligations balances. Accordingly, the Company is restating its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017, to correct these errors, the most significant of which are described below.

Revenue Recognition Adjustments

In March 2016, the Company entered into an agreement to provide Flexible Spending Accounts (“FSA”) services to the United States Government Office of Personnel Management (“OPM”) through 2020. Upon commencement of the agreement, the Company performed certain professional services that it believed were within the scope of the agreement and accordingly recognized revenue in 2016 and 2017 attributed to such services. In April 2018, the Company determined that it should not have recognized revenue related to these OPM professional services, and the related receivable should be reversed. Additionally, the Company identified a number of billing and revenue recognition errors. As a result, the Company has made adjustments to reduce revenue by $0.9 million and $2.6 million for the three and nine months ended September 30, 2017, respectively.

	For the Three Months Ended September 30, 2017
	Revenue Restatement Adjustments (In thousands)
	OPM	Invoice Adjustments	Revenue Recognition Timing	Total
Healthcare	$(182)	$(157)	$29	$(310)
Commuter	—	21	0	21
COBRA	—	(111)	(532)	(643)
Other	—	32	—	32
Total	$(182)	$(215)	$(503)	$(900)

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Revenue Restatement Adjustments (In thousands)
	OPM	Invoice Adjustments	Revenue Recognition Timing	Total
Healthcare	$(476)	$(309)	$(633)	$(1,418)
Commuter	—	(10)	—	(10)
COBRA	—	(394)	(722)	(1,116)
Other	—	(68)	—	(68)
Total	$(476)	$(781)	$(1,355)	$(2,612)

Internally Developed Software Impairment

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income. As a result of the change, the Company also reversed previously recorded amortization expenses in the three and nine months ended September 30, 2017 by $0.3 million and $0.9 million, respectively.

Stock-Based Compensation Adjustments

The Company adjusted stock-based compensation expense related to performance-based restricted stock units. These shares vest based on the satisfaction of specific performance criteria. At each vesting date, the holder of the award is issued shares of the Company’s common stock. Compensation expense from these awards is equal to the fair market value of the Company’s common stock on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics. The metrics included items that have changed as a result of the restatement, and therefore the Company has re-measured the stock-based compensation expense for performance-based restricted stock units as of the three and nine months ended September 30, 2017. The following tables summarize the impact of the restatement on performance-based restricted stock units and on the Company's total stock-based compensation expense:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Stock-based compensation expense related to restricted stock units (in millions)	$5.0	$(0.9)	$4.1	$16.2	$(7.1)	$9.1

	At September 30, 2017
	As Previously Reported	Adjustments	As restated
Total unrecorded stock-based compensation cost associated with restricted stock units (in millions)	$41.7	$(23.2)	$18.5

Total restatement adjustments for stock-based compensation expense (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017

	As Previously Reported	Adjustments	As restated	As Previously Reported	Adjustments	As restated
Cost of revenues	$1,824	$—	$1,824	$5,554	$17	$5,571
Technology and development	527	(17)	510	1,794	(73)	1,721
Sales and marketing	719	(17)	702	2,166	(55)	2,111
General and administrative	5,002	(861)	4,141	15,582	(6,997)	8,585
Total	$8,072	$(895)	$7,177	$25,096	$(7,108)	$17,988

The Company recorded additional adjustments to the condensed consolidated financial statements for the three and nine months ended September 30, 2017, primarily related to the following transactions:

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

Please see the tables below for further details regarding the adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Form 10-Q/A, to reflect these adjustments in the three and nine months ended September 30, 2017.

The tax impact in connection with the restatement adjustments was recorded for the three and nine months ended September 30, 2017. See Note 12. Income Taxes, for details.

The following table presents the Company's condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated as of September 30, 2017 (in thousands):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

	September 30, 2017
	As Previously Reported	Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$798,266	$1,313	(a)	$799,579
Restricted cash	332	—		332
Short-term investments	94,087	—		94,087
Accounts receivable, net	183,237	(23,748)	(b)	159,489
Prepaid expenses and other current assets	21,410	(1,783)	(c)	19,627
Total current assets	1,097,332	(24,218)		1,073,114
Property and equipment, net	69,963	(1,546)	(d)	68,417
Goodwill	297,409	—		297,409
Acquired intangible assets, net	161,281	—		161,281
Deferred tax assets, net	16,562	2,241	(e)	18,803
Other assets	7,009	(154)	(f)	6,855
Total assets	$1,649,556	$(23,677)		$1,625,879
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$90,961	$629	(g)	$91,590
Customer obligations	702,432	(14,970)	(h)	687,462
Other current liabilities	223	289	(i)	512
Total current liabilities	793,616	(14,052)		779,564
Long-term debt, net of financing costs	244,791	—		244,791
Other non-current liabilities	10,468	(1,024)	(j)	9,444
Total liabilities	1,048,875	(15,076)		1,033,799
Stockholders' Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 40,095 shares issued and 39,616 shares outstanding at September 30, 2017 and 37,247 shares issued and 36,902 shares outstanding at December 31, 2016)	41	—		41
Additional paid-in capital	563,893	(13,262)	(k)	550,631
Treasury stock at cost (480 shares at September 30, 2017 and 345 shares at December 31, 2016)	(22,309)	—		(22,309)
Accumulated other comprehensive loss	(35)	—		(35)
Retained earnings	59,091	4,661		63,752
Total stockholders' equity	600,681	(8,601)		592,080
Total liabilities and stockholders' equity	$1,649,556	$(23,677)		$1,625,879

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(b)
Adjustment relates to (i) a $15.6 million reduction from the reclassification of accounts receivable to customer obligations based on the correction of the timing of customer billing and payments and an adjustment to the allowance for doubtful accounts; (ii) a $3.0 million reduction in accounts receivable due to accruals to correct the recording of invoices, credit memos and billing adjustments in the proper period; and (iii) a $5.1 million reduction in accounts receivable from the restatement of OPM revenue (as discussed above), of which $4.1 million relates to the reduction of revenue and $1.0 million relates to the reduction of short-term and long-term deferred revenue.

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

The following table presents the Company's condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated for the three and nine months ended September 30, 2017 (in thousands, except per share amounts):

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenues:
Healthcare	$66,203	$(310)	(l)	$65,893	$210,187	$(1,418)	(l)	$208,769
Commuter	17,966	21	(n)	17,987	54,376	(10)	(n)	54,366
COBRA	27,540	(643)	(m)	26,897	83,581	(1,116)	(m)	82,465
Other	4,037	32	(n)	4,069	12,483	(68)	(n)	12,415
Total revenues	115,746	(900)		114,846	360,627	(2,612)		358,015
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	38,805	226	(o)	39,031	129,410	1,028	(o)	130,438
Technology and development	13,949	(17)	(p)	13,932	43,852	(134)	(p)	43,718
Sales and marketing	16,401	(16)	(q)	16,385	47,244	(52)	(q)	47,192
General and administrative	20,220	(24)	(r)	20,196	63,410	(11,255)	(r)	52,155
Amortization, impairment and change in contingent consideration	9,698	(296)	(s)	9,402	28,920	(888)	(s)	28,032
Employee termination and other charges	(148)	—		(148)	1,500	—		1,500
Total operating expenses	98,925	(127)		98,798	314,336	(11,301)		303,035
Income from operations	16,821	(773)		16,048	46,291	8,689		54,980
Other income (expense):
Interest income	340	—		340	502	—		502
Interest expense	(1,987)	(72)	(t)	(2,059)	(5,047)	(214)	(t)	(5,261)
Other income (expense), net	(25)	(5)		(30)	(246)	(14)		(260)
Income before income taxes	15,149	(850)		14,299	41,500	8,461		49,961
Income tax provision	$(5,464)	228	(u)	(5,236)	(1,613)	(2,950)	(u)	(4,563)
Net income	$9,685	$(622)		$9,063	$39,887	$5,511		$45,398
Net income per share:
Basic	$0.24	$(0.01)		$0.23	$1.05	$0.14		$1.19
Diluted	$0.24	$(0.01)		$0.23	$1.02	$0.14		$1.16
Shares used in computing net income per share:
Basic	39,641	—		39,641	38,028	—		38,028
Diluted	40,264	—		40,264	39,106	—		39,106

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

and (iii) a $0.3 million increase of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.
(m) Revenue adjustment of $0.6 million for the three months ended September 30, 2017 was primarily due to (i) a $0.5 million reversal of ADP revenue and (ii) a $0.1 million reduction of revenue as a result of the correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period. Revenue adjustment of $1.1 million for the nine months ended September 30, 2017 was a result of (i) a $0.7 million reversal of ADP revenue and (ii) a $0.4 million correction of billing errors and the recognition of invoices and related invoice adjustments in the proper reporting period.
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
(t) Adjustments for the three and nine months ended September 30, 2017 are due to accrued interest expense on unreported employee participant and employer clients' unclaimed property.
(u) Adjustments for the three and nine months ended September 30, 2017 are as a result of the impact of the restatement adjustments in (l) through (t).

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table presents the Company's condensed consolidated statement of cash flows for the nine months ended previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the nine months ended September 30, 2017 (in thousands). Footnote references below refer to footnotes (a) through (u) in the condensed consolidated balance sheet and condensed consolidated statement of income tables as at and for the three and nine months ended September 30, 2017 above.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$39,887	$5,511	(l)-(u)	$45,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,941	231	(d)	8,172
Amortization, impairment and change in contingent consideration	28,920	(889)	(s)	28,031
Amortization of debt issuance costs	294	—		294
Stock-based compensation expense	25,096	(7,108)	(r)	17,988
Loss on disposal of fixed assets	98	—		98
Provision for doubtful accounts	4,299	(4,209)	(r)	90
Deferred taxes	—	592	(e)	592
Other	(99)	—		(99)
Changes in operating assets and liabilities:
Accounts receivable	(94,648)	28,482	(b)	(66,166)
Prepaid expenses and other current assets	(2,488)	2,618	(c)	130
Other assets	(1,709)	—		(1,709)
Accounts payable and accrued expenses	14,615	918	(g)	15,533
Customer obligations	98,590	(19,508)	(h)	79,082
Other liabilities	1,093	590	(i)	1,683
Net cash provided by operating activities	121,889	7,228		129,117
Cash flows from investing activities:
Purchases of property and equipment	(28,489)	—		(28,489)
Purchases of short-term investments	(99,445)	—		(99,445)
Proceeds from sales of short-term investments	5,398	—		5,398
Purchases of intangible assets	(2,107)	—		(2,107)
Net cash used in investing activities	(124,643)	—		(124,643)
Cash flows from financing activities:
Proceeds from public stock offering, net of underwriting discounts, commissions and other costs	130,832	—		130,832
Proceeds from exercise of common stock options	10,834	—		10,834
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,172	—		2,172
Payments of loan origination fee	(1,851)	—		(1,851)
Payments of debt principal	(2,500)	—		(2,500)
Payments for treasury stock acquired	(7,935)	—		(7,935)
Payment of capital lease obligations	—	(224)	(d)	(224)
Taxes paid related to net share settlement of stock-based compensation arrangements	(8,832)	—		(8,832)
Net cash provided by financing activities	122,720	(224)		122,496
Net increase in cash and cash equivalents	119,966	7,004		126,970
Cash and cash equivalents at beginning of period	678,300	(5,691)		672,609
Cash and cash equivalents at end of period	$798,266	$1,313		$799,579

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

Accounts Receivable

Accounts receivable represent both amounts receivable from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding and a corresponding customer obligations liability until the Company disburses the balances to the vendors. The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for the three and nine months ended September 30, 2017 and 2016 were not significant.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities. The carrying value of the Company’s debt under the credit facility is estimated to approximate fair value as the interest rate approximates the market rate for debt securities with similar terms and risk

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

characteristics. The determination of the fair value of the Company’s marketable securities is further explained in Note 4 Investments and Fair Value Measurements.

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

Software and Website Development Costs

Costs incurred to develop software for internal use are capitalized and amortized over the technology’s estimated useful life, generally four years. When events or circumstances suggest an asset’s life is different than initially estimated, management reassesses the useful life of the asset and recognizes future amortization prospectively over the revised life. Costs incurred related to the planning and post implementation phases of development are expensed as incurred. Costs associated with the platform content or the repair or maintenance, including transfer of data between existing platforms, are expensed as incurred.

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in the nine months ended September 30, 2017.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Customer Obligations Liability

Many of our customer agreements include provisions whereby our customers remit funds to us which represent prefunds of employer / client and employee / participant contributions related to FSA, HRA and commuter programs. The agreements do not represent restricted cash and accordingly the amounts received are included in cash and cash equivalents on our condensed consolidated balance sheets with a corresponding liability recorded as customer obligations. Our customers generally provide us with prefunds for their FSA and HRA programs based on a percentage of projected spending by the employee participants for the plan year and other factors. In the case of our commuter program, at the beginning of each month we receive prefunds based on the employee participants’ monthly elections. These prefunds are typically replenished throughout the year by our FSA, HRA and commuter clients as benefits are provided under these programs.

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

Revenue Recognition

The Company reports revenue based on the following product lines: Healthcare, Commuter, COBRA and Other revenue. Healthcare and Commuter include revenues generated from benefit service fees based on employee / participant levels and interchange and other commission revenues. Interchange and other commission revenues are subject to revenue share arrangements and are based on a percentage of total healthcare and commuter dollars transacted using cards distributed by the Company pursuant to written purchase agreements with certain vendors and banks. COBRA revenue is generated from the administration of continuation of coverage services for participants who are no longer eligible for their employer’s health benefits, such as medical, dental, vision and for the continued administration of employee participants’ HRAs, and certain healthcare Flexible Spending Accounts (“FSAs”). Other revenue includes services related to enrollment and eligibility, non-

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new accounting guidance clarifies the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. During the third quarter of 2017, the Company elected to early adopt this standard in connection with the Tango Health's Savings Account ("HSA") business asset acquisition as recorded in Note 3 - Goodwill and Intangible Assets.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when an award vests or is settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as financing activity but should be classified as operating activities. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $3.6 million to deferred tax assets and an offset to the opening retained earnings of $3.6 million in the condensed consolidated balance sheets as of January 1, 2017. For the three and nine months ended September 30, 2017, the Company recorded excess tax benefits in the amount of $0.4 million and $14.7 million within our provision for income taxes in the condensed consolidated statements of income.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption of this ASU on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer presented in the Statement of Cash Flows. The Company will adopt this standard on January 1, 2018 using the retrospective method. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

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

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):
໿

	Three months ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Numerator for basic net income per share:
Net income	$9,063	$5,230	$45,398	$10,906
Denominator for basic net income per share:
Weighted-average common shares outstanding	39,641	36,605	38,028	36,312
Basic net income per share	$0.23	$0.14	$1.19	$0.30

Numerator for diluted net income per share:
Net income	$9,063	$5,230	$45,398	$10,906
Denominator for diluted net income per share:
Weighted-average common shares outstanding	39,641	36,605	38,028	36,312
Dilutive stock options and restricted stock units	622	849	1,057	733
Dilutive vested performance restricted stock units and employee stock purchase plan shares	1	—	21	33
Diluted weighted-average common shares outstanding	40,264	37,454	39,106	37,078
Diluted net income per share	$0.23	$0.14	$1.16	$0.29

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

Note 3     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three and nine months ended September 30, 2017.

Intangible Assets

Acquired intangible assets at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017			December 31, 2016
	(As Restated, Note 1)
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client contracts and broker relationships	$236,730	$(78,539)	$158,191	$232,560	$(60,569)	$171,991
Trade names	3,880	(3,469)	411	3,880	(3,078)	802
Technology	14,646	(12,752)	1,894	14,646	(11,867)	2,779
Noncompete agreements	2,232	(1,995)	237	2,232	(1,941)	291
Favorable lease	1,134	(586)	548	1,136	(510)	626
Total	$258,622	$(97,341)	$161,281	$254,454	$(77,965)	$176,489

In September 2017, the Company acquired certain intangible assets from Tango Health ("Tango") related to Tango's Health Savings Account ("HSA") business for $4.1 million.

Amortization expense of intangible assets totaled $6.4 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense of intangible assets was $19.4 million and $17.0 million, respectively. These costs are included in amortization, impairment and change in contingent consideration in the condensed consolidated statements of income.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 4 Investments and Fair Value Measurements

The following table summarizes the Company's investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments (in thousands):

	September 30, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$11,874	$—	$—	$11,874	$11,874	$—
Commercial paper	19,229	—	—	19,229	—	19,229
Total cash equivalents	31,103	$—	$—	$31,103	$11,874	$19,229

Short-term investments:
Corporate debt securities	$42,148	$—	$(34)	$42,114	$—	$42,114
Commercial paper	25,637	1	—	25,638	—	25,638
Asset-backed securities	9,369	—	(10)	9,359	—	9,359
U.S. treasury securities	4,507	—	(4)	4,503	4,503	—
U.S. government agency securities	4,984	—	(2)	4,982	—	4,982
Non-U.S. government and agency securities	7,500	—	(9)	7,491	—	7,491
Total short-term investments	$94,145	$1	$(59)	$94,087	$4,503	$89,584
Total cash equivalents and short-term investments	$125,248	$1	$(59)	$125,190	$16,377	$108,813

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 5    Accounts Receivable

Accounts receivable at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
	(As Restated, Note 1)
Trade receivables	$64,228	$54,887
Unpaid amounts for benefit services	97,170	40,542
Accounts receivable, gross	161,398	95,429
Less: allowance for doubtful accounts	(1,909)	(2,016)
Accounts receivable, net	$159,489	$93,413

Note 6     Property and Equipment

Property and equipment at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
	(As Restated, Note 1)
Computers and equipment	$22,362	$17,254
Software and software development costs	119,768	102,998
Furniture and fixtures	7,674	6,784
Leasehold improvements	25,088	19,477
	$174,892	$146,513
Less: accumulated depreciation and amortization	(106,475)	(92,078)
Property and equipment, net	$68,417	$54,435

The Company capitalized software development costs of $5.8 million and $4.0 million for the three months ended September 30, 2017 and 2016, respectively; and $15.4 million and $11.0 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense related to capitalized software development costs was $3.0 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively; and $8.7 million and $12.5 million for the nine months ended September 30, 2017 and 2016, respectively. These costs are included in amortization, impairment and change in contingent consideration in the condensed consolidated statements of income. At September 30, 2017, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $33.4 million.

Total depreciation expense plus amortization of capitalized software development costs, for the three months ended September 30, 2017 and 2016 was $6.0 million and $5.0 million, respectively; and $16.8 million and $18.8 million for the nine months ended September 30, 2017 and 2016, respectively.

As a result of the restatement, the Company recorded assets under capital lease obligations which were originally recognized incorrectly as operating leases. As of September 30, 2017, total assets under capital lease obligations were $1.9 million, and were classified as computers and equipment. Accumulated depreciation for assets under capital lease obligations was $1.3 million as of the September 30, 2017.

In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector's carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization, impairment and change in contingent consideration expense in the condensed consolidated statements of income and a corresponding reduction of property and equipment, net, in the condensed consolidated balance sheets. The Company also reversed previously recorded amortization expenses for each of the three months ended September 30, 2017 and 2016 by $0.3 million, respectively, and reversed previously recorded amortization expenses for each of the nine months ended September 30, 2017 and 2016 by $0.9 million and $0.6 million, respectively.

Note 7     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
	(As Restated, Note 1)
Accounts payable and accrued liabilities	$28,006	$21,830
Payable to benefit providers and transit agencies	24,363	24,528
Accrued compensation and related benefits	27,391	20,223
Other accrued expenses	5,456	3,752
Deferred revenue	6,374	2,344
Accounts payable and accrued expenses	$91,590	$72,677

Note 8     Long-term debt

As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility used	$249,830	$250,000
Less: Outstanding letters of credit	(2,830)	(500)
Outstanding revolving credit facility	247,000	249,500
Unamortized loan origination fees	(2,209)	(652)
Long-term debt	$244,791	$248,848

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

The loans bear interest, at the Company’s option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of September 30, 2017, the interest rate applicable to the revolving credit facility was 2.74%.

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

Note 9     Organizational Efficiency Plan

In 2015, the Company initiated the organizational efficiency plan and continued to evaluate ways to improve business processes to ensure that operations align with its strategy and vision for the future. The Company integrated operations and consolidated certain positions resulting in employee headcount reductions during the three and nine months ended September 30, 2017, and recognized a charge of $(0.1) million and $1.5 million, respectively, as employee termination and other charges. In the three months and nine months ending September 30, 2016, the Company recognized an immaterial amount and $0.5 million, respectively, in employee termination and other charges primarily due to severance and other costs associated with the closure of an office location. The Company recorded these costs within accounts payable and accrued expenses in the condensed consolidated balance sheets.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Changes in the Company’s accrued liabilities for workforce reduction costs during the nine months ended September 30, 2017 were as follows (in thousands):

Amount
Beginning balance as of December 31, 2016	$—
Employee termination and other charges	1,500
Releases	(1,489)
Ending balance as of September 30, 2017	$11

Note 10     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(As Restated, Note 1)		(As Restated, Note 1)
Cost of revenues	$1,824	$1,581	$5,571	$4,549
Technology and development	510	646	1,721	1,752
Sales and marketing	702	754	2,111	2,200
General and administrative	4,141	3,672	8,585	11,676
Total	$7,177	$6,653	$17,988	$20,177

Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan ("2010 Plan"). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under the 2010 Plan generally have a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of September 30, 2017, the 2010 Plan has a total of 3.5 million common stock shares available for issuance.

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

As of September 30, 2017, there was $20.0 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately three years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

Stock-based compensation expense related to restricted stock units was $4.1 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively; and $9.1 million and $12.6 million for the nine months ended September 30, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at September 30, 2017 associated with restricted stock units was estimated at $18.5 million, which is expected to be recognized over a weighted-average period of approximately two years.

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

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program which commenced on November 5, 2015 and expires on November 4, 2018. Repurchases made under this program may be made in the open market as the Company deems appropriate and market conditions allow. In August 2017, the Company repurchased

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

134,900 shares of its common stock at an average price of $58.82 per share for a total cost of $7.9 million. During the nine months ended September 30, 2016, the Company repurchased 226,170 shares of its common stock at an average price of $41.43 per share for a total cost of $9.4 million. As of September 30, 2017, the Company had $77.7 million available for future purchases under the stock repurchase program.

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

The Company's effective tax rate was 36.6% and 32.3% for the three months ended September 30, 2017 and 2016, respectively and 9.1% and 34.3% for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision for the three months ended September 30, 2017 and 2016 was $5.2 million and $2.5 million, respectively, and $4.6 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision for the three and nine months ended September 30, 2017 includes tax benefits of $0.4 million and $14.7 million, respectively, primarily due to the current year excess tax benefits on stock-based compensation pursuant to the adoption of ASU 2016-09. See Note 1 - Summary of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

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

Note 13    Commitments and Contingencies

(a) Capital Lease Obligations

The Company leases equipment under capital lease obligations that expire at various dates through 2021. Future minimum lease payments under capital lease obligations as of September 30, 2017 are $0.7 million. The Company recorded the current and long-term portions of capital lease obligations of $0.3 million under other current liabilities and $0.4 million under non-current liabilities, respectively, in the condensed consolidated balance sheets.

(b) Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2023. As of September 30, 2017, future minimum lease payments under noncancelable operating leases, excluding the contractual sublease income of $10.6 million which is expected to be received through February 2023, are as follows (in thousands):

As of September 30, 2017
(As Restated, Note 1)
Remainder of 2017	$2,272
2018	9,108
2019	9,247
2020	9,003
2021	8,591
Thereafter	6,566
Total future minimum lease payments	$44,787

Rent expense for the three months ended September 30, 2017 and 2016 was $1.9 million and $1.9 million, respectively, and $5.8 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. Sublease income for the three and nine months ended September 30, 2017 was $0.5 million and $1.2 million, respectively. There was $0.3 million sublease income recognized during the three and nine months ended September 30, 2016.

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

(14)     Subsequent Events
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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Results of Operations

Revenue

Revenue and changes in revenue by product for the three and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016			2017	2016
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Healthcare	$65,893	$45,163	$20,730	46%	$208,769	$141,148	$67,621	48%
Commuter	17,987	17,570	417	2%	54,366	52,412	1,954	4%
COBRA	26,897	18,302	8,595	47%	82,465	50,916	31,549	62%
Other	4,069	4,215	(146)	(3)%	12,415	12,440	(25)	—%
Total revenues	$114,846	$85,250	$29,596	35%	$358,015	$256,916	$101,099	39%

Revenue by product as a percentage of total revenue for the three and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
(Dollars in thousands)	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Revenues:
Healthcare	$65,893	57%	$45,163	53%	$208,769	58%	$141,148	55%
Commuter	17,987	16%	17,570	21%	54,366	15%	52,412	20%
COBRA	26,897	23%	18,302	21%	82,465	23%	50,916	20%
Other	4,069	4%	4,215	5%	12,415	4%	12,440	5%
Total revenues	$114,846	100%	$85,250	100%	$358,015	100%	$256,916	100%

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

Healthcare revenue increased by $20.7 million, or 46% for the three months ended September 30, 2017, as compared to the same period in 2016. Healthcare revenue increased by $67.6 million, or 48% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increases were primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses, which includes related interchange fee revenue, and revenue generated from administering FSAFEDS. Healthcare revenue was further increased due to the addition of new clients and growth in new employee participation for FSA and HSA; and an increase in interchange fee and other incentive revenue as a result of a contract renegotiation for our debit card usage, offset by a slight decline in HRA revenue.

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

COBRA revenue increased by $8.6 million, or 47% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses.

COBRA revenue increased by $31.5 million, or 62% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily driven by the revenue associated with the acquisition of ADP's CHSA and COBRA businesses and the transition of the COBRA portfolio in connection with our channel partner agreement with Ceridian. The remainder of the COBRA revenue growth was due to an increase in participation by employer clients in our COBRA administration services.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.1 million, or 3% for the three months ended September 30, 2017, as compared to the same period in 2016. The decrease was primarily due to a decrease in revenue from enrollment and eligibility services.

Other revenue for the nine months ended September 30, 2017 remained the same as compared to the same period in 2016.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Cost of revenues (excluding amortization of internal use software)	$39,031	$29,750	$9,281	31%	$130,438	$89,440	$40,998	46%
Percent of revenue	34%	35%			36%	35%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $9.3 million or 31% for the three months ended September 30, 2017, as compared to the same period in 2016. Cost of revenues increased by $41.0 million or 46% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increases were primarily due to an increase in compensation and related benefits associated with the headcount and outsourced services to support the acquired ADP's CHSA and COBRA businesses, the administration of the FSAFEDS, and new clients transitioned under the channel partner arrangement with Ceridian.

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

Operating Expenses

Technology and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Technology and development	$13,932	$11,482	$2,450	21%	$43,718	$32,148	$11,570	36%
Percent of revenue	12%	13%			12%	13%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $2.5 million, or 21% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian. The increase was further driven by increases in outsourced services and costs associated with development and enhancement projects.

Technology and development expenses increased by $11.6 million, or 36% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefits, software related expenses to administer FSAFEDS and to support the growth from the acquisition of ADP's CHSA and COBRA businesses and the clients transitioned under the channel partner agreement with Ceridian and, to a lesser extent, depreciation and software maintenance expenses.

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Sales and marketing	$16,385	$13,888	$2,497	18%	$47,192	$41,944	$5,248	13%
Percent of revenue	14%	16%			13%	16%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses increased by $2.5 million or 18% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs, and direct and outside sales commissions associated with overall growth in revenue.

Sales and marketing expenses increased by $5.2 million or 13% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation and related benefit costs, partially offset by a decrease in advertising and promotional expenses.

We continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in dollar amount in future periods.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

General and administrative	$20,196	$15,212	$4,984	33%	$52,155	$45,294	$6,861	15%
Percent of revenue	18%	18%			15%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $5.0 million or 33% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to increases in compensation and related benefit costs and outsourced service expenses to support the overall growth in our business.

General and administrative expenses increased by $6.9 million or 15% for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in the provision for doubtful accounts, compensation and related benefit costs, outsourced service expenses and facility related expenses to support the overall growth in our business. Additionally, stock-based compensation expense increased due to equity grants to new hires and existing employees and performance-based restricted stock units which the related expense increased as result of expected revenue growth.

Amortization, Impairment and Change in Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Amortization, impairment and change in contingent consideration	$9,402	$6,647	$2,755	41%	$28,032	$29,458	$(1,426)	(5)%
Percent of revenue	8%	8%			8%	11%

Our amortization, impairment and change in contingent consideration consists of the following components: amortization of internal use software, amortization of acquired intangible assets, impairment charges related to long-lived assets and change in contingent consideration. We capitalize our software development costs related to the development and enhancement of our business solutions. When the technology is available for its intended use, the capitalized costs are amortized over the technology’s estimated useful life, which is generally four years. Acquisition-related intangible assets are also amortized over their estimated useful lives.

Amortization, impairment and change in contingent consideration increased by $2.8 million or 41% and decreased by $1.4 million or 5% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in the three months ended September 30, 2017 was primarily driven by an increase in amortization resulting from the acquired intangibles from ADP's CHSA and COBRA businesses in November 2016. The decrease for the nine months ended September 30, 2017 was primarily driven by amortization expense related to the acquired ADP's CHSA and COBRA intangibles, offset by a decrease in amortization expense related to two one-time impairment events that occurred in 2016. In second quarter of 2016, we terminated a significant customer relationship in our health insurance exchange business resulting in a $3.8 million acceleration of amortization expense and we recorded a $3.7 million impairment charge for KP Connector, as mentioned above.

Employee Termination and Other Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Employee termination and other charges	$(148)	$162	$(310)	(191)%	$1,500	$475	$1,025	216%
Percent of revenue	—%	—%			—%	—%

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

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Interest income	$340	$117	$223	191%	$502	$300	$202	67%
Interest expense	(2,059)	(521)	(1,538)	(295)%	(5,261)	(1,748)	(3,513)	(201)%
Other income (expense), net	(30)	17	(47)	(276)%	(260)	(113)	(147)	130%

Interest income increased for the three and nine months ended September 30, 2017 due to our investment strategy implemented during the third quarter of 2017.

Interest expense increased by $1.5 million or 295% and $3.5 million or 201% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in interest expense primarily relates to borrowings on our revolving credit facility used to acquire ADP's CHSA and COBRA businesses in November 2016 and interest expense on unreported employee participant and employer clients unclaimed property.

The decrease in other income (expense) for the nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to a one-time loss in our share of an equity investment.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Dollars in thousands)	(As Restated)		(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Income before income taxes	$14,299	$7,722			$49,961	$16,596
Income tax provision	$(5,236)	$(2,492)	$(2,744)	(110)%	$(4,563)	$(5,690)	$1,127	20%
Effective tax rate	36.6%	32.3%			9.1%	34.3%

Income tax provision increased by $2.7 million or 110% and decreased by $1.1 million or 20% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The change was primarily due to the change in pre-tax net income. The income tax provision for the three and nine months ended September 30, 2017 included net discrete tax benefits of $0.4 million and $14.7 million, respectively, primarily due to the recognition of excess tax benefits on stock-based compensation, pursuant to the adoption of ASU 2016-09.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $799.6 million and short-term investments totaling $94.1 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, public stock offerings and cash generated from ongoing operations.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement") with MUFG Union Bank, N.A., as administrative agent, to increase the borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit subfacility. The Second Amended Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100 million in additional commitments.  Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Second Amended Credit Agreement. We may prepay loans under the Second Amended Credit Agreement in whole or in part at any time without premium or penalty. In connection with this Second Amended Credit Agreement, we incurred fees of approximately $1.9 million, which are being amortized over the term of the Second Amended Credit Agreement. The fees incurred are presented as a direct deduction from long-term debt in the consolidated balance sheets.

The loans bear interest, at our option, at either (i) a London Interbank Offered Rate (LIBOR) determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our condensed consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Second Amended Credit Agreement are secured by substantially all of our assets. We elected option (i) and, as of September 30, 2017, the interest rate applicable to the revolving credit facility was 2.74%. All of our existing and future material subsidiaries are required to guarantee our obligations under the Second Amended Credit Agreement. The guarantees by future material subsidiaries are and will be secured by substantially all of the assets of such subsidiaries. As of September 30, 2017, we have $150.2 million available to borrow under the revolving credit facility. We are currently in compliance with all financial and non-financial covenants under the credit facility after considering the reporting extension agreement described below.

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

Cash Flows

The following table presents information regarding our cash flow activities:

	Nine Months Ended September 30,
(in thousands)	2017	2016
	(As Restated)

Net cash provided by operating activities	$129,117	$205,792
Net cash used in investing activities	(124,643)	(41,306)
Net cash provided by financing activities	122,496	1,788
Net change in cash and cash equivalents	$126,970	$166,274

Cash Flows from Operating Activities

໿
໿
Net cash provided by operating activities was $129.1 million for the nine months ended September 30, 2017, mainly comprised of net income of $45.4 million, adjusted upward for non-cash items of $55.2 million primarily related to amortization, depreciation, and stock-based compensation, and adjusted upward for changes in operating assets and liabilities of $28.6 million due to growth in our business, an increase in customer obligations primarily from funds received from federal agencies, ADP's CHSA and COBRA businesses, and an increase in accounts payable and accrued expenses due to timing of payments. These increases were partially offset by an increase in accounts receivable related to unpaid benefit services.

Cash Flows from Investing Activities
໿

Net cash used in investing activities was $124.6 million for the nine months ended September 30, 2017, primarily due to $94.0 million net purchases of available-for-sale investments, $28.5 million of capital expenditures and the asset acquisition of Tango Health's Savings Account (HSA) business.

Cash Flows from Financing Activities

໿
໿
Net cash provided by financing activities was $122.5 million for the nine months ended September 30, 2017 which consisted of approximately $130.8 million in proceeds from public stock offering in June 2017, net of paid underwriting discounts and commissions and other offering costs, a $13.0 million in proceeds from exercises of stock options and ESPP, offset by a payment of $2.5 million principal payment of debt, $1.9 million for debt issuance costs related to the credit agreement amendment and a $8.8 million of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2017:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	30,887	6,755	13,511	10,621	—
Operating lease obligations (3)	44,787	9,092	18,333	15,147	2,215
Other contractual obligations (4)	19,751	19,231	520	—	—
Total	$342,425	$35,078	$32,364	$272,768	$2,215

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

Future minimum lease payments under capital lease obligations are not included in the table above. As of September 30, 2017 there were $0.7 million of future capital lease obligation payments. The Company has no future minimum lease payments under capital lease obligations extending beyond 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2017.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K/A for the year ended December 31, 2016 .

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

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017 due to the existence of unremediated material weaknesses in the Company's internal control over financial reporting as described below, the Company's disclosure controls and procedures were not effective.
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
Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2017, as a result of material weaknesses in the following areas:
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the heading “Legal Matters” in Note 13 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K/A for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table provides the repurchases of common stock by the Company during the three months ended September 30, 2017:

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