Form 10-K
period 2018-12-31
WAGEWORKS, INC.
filed 2019-05-30
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 001-35232

WAGEWORKS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3351864
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Park Place, 4th Floor
San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (650) 577-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WAGE	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,992,642,850 (based on the closing sales price of the registrant’s common stock on that date). This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 23, 2019, there were 39,869,857 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

PART I

Item 1. Business
Available Information
WageWorks, Inc. was incorporated as a Delaware corporation in 2000. Our website address is www.wageworks.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as WageWorks, that file electronically with the SEC.
As used herein, “WageWorks,” “we,” “us” and “our” and similar terms include WageWorks, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.
Overview
We are a leader in administering Consumer-Directed Benefits (“CDBs”) which empower employees to lower their tax expense and provide healthcare related tools for employers to provide to their employees. We lead by providing companies with the technology, tools and a comprehensive understanding of current regulations, and we are dedicated to administering CDBs. These include pre-tax spending accounts, such as Health Savings Accounts (“HSAs”), health and dependent care Flexible Spending Accounts, (“FSAs”), Health Reimbursement Arrangements, (“HRAs”), plus commuter benefit services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act, (“COBRA”), and other employee benefits.
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
At January 31, 2019, we had approximately 7.9 million participant accounts from approximately 75,000 employer clients. In 2018, employee participants used approximately 5.9 million WageWorks prepaid debit cards. Our participant counts do not include our TransitChek Basic program participants, as that fare media is shipped directly to employers who then distribute the products to their employees based on demand. We believe that January 31 is the most appropriate point-in-time measurement date for annual plan metrics. Although plan changes and the entry and exit of employers and participants from our programs are usually decided late in the calendar year during open enrollment to be effective on January 1, it is not unusual for employers to submit updated participant files in early January. While updates can be delayed past January, any changes from such late updates are usually minimal. Consequently, we believe the January 31 point-in-time measurement date is the most appropriate date to use as a baseline to report these metrics.

Our Services
Health Savings Accounts (HSAs)
We administer HSAs for employers that allow employee participants to invest funds to be used for qualified healthcare expenses at any time without federal tax liability or penalty. In order to be eligible for an HSA, an employee must be enrolled in a qualified High Deductible Health Plan (“HDHP”) that is HSA-compatible and not have any other impermissible coverage. The funds in the HSAs are exempt from payroll taxes for employers and both employees and employers can make contributions to an HSA. Withdrawals for non-medical expenses are treated similarly to those in an individual retirement account, specifically, such withdrawals may provide tax advantages if taken after retirement age, and may incur penalties if taken earlier. HSA funds are held by a custodian, which accumulate year-to-year if not spent and are portable if a participant leaves his or her employer. Our HSA programs are designed to offer employers a choice of third-party custodian as well as a variety of investment options within each custodial offering that enables employers the opportunity to explore a broader assortment of funds to offer their employees. At January 31, 2019, we administered approximately 0.7 million HSA accounts holding $1.4 billion in assets with multiple custodians. Effective December 2017, we became a non-bank custodian and therefore can be another option for our clients for HSA custodian services. We do not hold any accounts as a non-bank custodian as of January 31, 2019.
Flexible Spending Accounts (FSAs)
Healthcare
We also offer FSAs, which are employer-sponsored CDBs that enable employees to set aside pre-tax dollars to pay for eligible healthcare expenses that are not generally covered by insurance, such as co-pays, deductibles and over-the-counter medical products, as well as vision expenses, orthodontia, medical devices and autism treatments. Employers benefit from payroll tax savings on the pre-tax FSA contributions made by employees. As an example, based on our average employee participant’s annual FSA contribution of approximately $1,430 and an assumed personal combined federal and state income tax rate of 35%, an employee participant will reduce his or her taxes by approximately $501 per year by participating in an FSA. Our employer clients also realize payroll tax (i.e., FICA and Medicare) savings on the pre-tax contributions made by their employees. In the above FSA example, an employer client would save approximately $59 per participant per year, even after the payment of our fees.
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
Health Reimbursement Arrangements (HRAs)
We offer employer-funded HRAs. Under HRAs, employers provide their employees with a specified amount of reimbursement funds that are available to help employees defray their out-of-pocket healthcare expenses, such as deductibles, co-insurance and co-payments. HRAs may only be funded by employers and, while there is no limitation on how much employers may contribute, employers are required to establish the programs in such a way as to prevent discrimination in favor of highly compensated employees. HRAs must either be considered an excepted benefit (for example, a dental-only HRA or a vision-only HRA), a retiree HRA or be integrated with another group health plan. HRAs can be customized by employers so employers have the freedom to determine what expenses are eligible for reimbursement under these arrangements. At the end of the plan year, employers have the option to allow all or a portion of the unused funds to roll over and accumulate year-to-year if not spent. All amounts paid by employers into HRAs are deductible for tax purposes by the employer and tax-free to the employee.

COBRA
We offer COBRA continuation services to employer clients to meet the employer’s obligation to make available continuation of coverage for participants who are no longer eligible for the employer’s COBRA covered benefits, which include medical, dental, vision, HRAs and certain healthcare FSAs. COBRA requires employers to make health coverage available for terminated employees for a period of up to 36 months post-termination. As part of our COBRA program, we offer a direct billing service where former employee participants pay WageWorks directly versus to their employers for coverage they elect to continue. We handle the accounting and customer services for such terminated employees, as well as interfacing with the carrier regarding the employees’ eligibility for participation in the COBRA program.
Commuter Programs
We administer pre-tax commuter benefit programs. In 2018, employers were permitted to provide employees with commuter benefits including qualified parking, transit passes and vanpooling. The maximum monthly federal (and sometimes state) tax free exclusion is adjusted for inflation. The maximum pre-tax monthly limit for transit passes, vanpooling and qualified parking was $260 for 2018. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that eliminated the bicycle commuting reimbursement effective January 1, 2018.
Non-Bank Custodian
The Medicare Modernization Act of 2003 created HSAs a tax-exempt trust or custodial account managed by a custodian that is a bank, an insurance company, or a non-bank custodian specifically authorized by the U.S. Department of the Treasury as meeting certain ownership, capitalization, expertise and governance requirements. Effective December 2017, we received approval from the Internal Revenue Services (“IRS”) to become an approved non-bank custodian of our members’ HSAs.
Our Clients
As of January 31, 2019, we had approximately 75,000 employer clients across a broad range of industries with approximately 7.9 million participant accounts in all 50 states. Our employer clients include many of the Fortune 100 and Fortune 500 companies.

In addition, in March 2016 we were selected by the United States Office of Personnel Management (“OPM”) to administer its Federal Flexible Spending Account Program (“FSAFEDS”). This relationship provides eligible federal government employees access to our advanced technology platform and premium service capabilities. FSAFEDS had started and transition of all participants was completed during the third quarter of 2016. In addition, the United States Postal Service became a member of the OPM contract during the first quarter of 2017.
Our Technology Platforms
We run our services primarily on a number of platforms which have been designed to be highly scalable based on an on-demand delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base. We closely monitor utilization of all aspects of our platforms for capacity planning purposes. Our existing infrastructure has been designed with sufficient capacity to meet our current and planned future needs.
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
We also operate a technology platform known as WinFlexOne, which has been specifically designed and enhanced to address the needs of small-and medium-sized business (“SMBs”). While the overall features and capabilities of WinFlexOne are comparable to Enterprise, WinFlexOne utilizes a simpler set of interfaces and product configurations that better accommodate the more limited administrative capabilities and needs of small employers.

Our third primary technology platform, known as CSAM, is used to provide a full suite of CDB programs to our enterprise clients. CSAM is integrated with Automatic Data Processing Inc.'s (“ADP”) Health and Welfare (“H/W”) and ADP payroll platforms and is designed to support large and small market clients. CSAM supports the overall features and capabilities of the Enterprise platform.
Our fourth technology platform, known as Complink, is used to provide COBRA and direct bill services to our SMB and enterprise clients. This integrated platform automates COBRA and direct bill administration activities and operations, and helps to ensure the administration of these programs is in compliance with applicable laws.
Our last primary technology platform, known as CASPro, is used to provide COBRA services to our enterprise clients. CASPro is integrated with ADP H/W and ADP payroll platforms and helps to ensure that the administration of these programs is in compliance with applicable laws.
In 2018, we continued to develop and implement new features to enhance the participant and client user experience on our enterprise platform. These efforts touched several areas, including the participant website, mobile application, or mobile app, client website, reporting, plan design and administration.
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
Our customer support team handles all incoming interactions from our employee participants and is responsible for resolving any issues they may encounter. The team serviced approximately 6.2 million calls in 2018. Our claims servicing team works directly with providers or participants and reviews, adjudicates and processes claims for payment or reimbursement. In 2018, the claims servicing team handled more than 17.1 million claims and card use verification forms.
Our operations support team processes and coordinates activities, delivers healthcare and commuter cards to participants and ensures that prepaid funds and reimbursement payments are accurate. In 2018, our operations team serviced approximately 5.9 million healthcare and commuter prepaid debit cards and fulfilled over 14.5 million commuter orders during the calendar year.
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
Our Employer Relationship Management team also ensures that any platform or product changes, such as website or service enhancements, online claims processing, or the launch of our mobile application are properly communicated and adopted by our clients. The team also works to keep our commuter clients’ employee participants well informed about any rate changes, new pricing schemes or new technologies as we have relationships with a significant number of regional transit authorities.

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
Business Development
In addition to our sales channels, we utilize portfolio purchases as a business development strategy to broaden our employer client base and to acquire new employer clients. Since 2007, we have purchased CDB portfolios of eight third-party administrators (“TPAs”), and completed three acquisitions. In connection with these portfolio purchases, we have leveraged the ease of integration and efficiencies afforded by our on-demand software platforms and cross-sold additional CDB products and services to many acquired employer clients. There are many regional TPA portfolios that we continually monitor and evaluate in order to maintain a robust pipeline of potential candidates for purchase.
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
Intellectual Property
Our success depends in part on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patent laws, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. We have two issued patents which expire in 2023 and 2030.
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
Employees
On December 31, 2018, we had 2,204 employees, including 1,955 full-time employees, 6 part-time employees and 243 temporary or seasonal employees. There are 108 employees located in our Northern California headquarters and the remainder are located in our various other offices throughout the U.S. or work remotely from various locations. We also have meaningful office locations in Irving, TX, Milwaukee, WI, Tempe, AZ, Louisville, KY and Alpharetta, GA. None of our employees are currently represented by labor unions or are covered by a collective bargaining agreement with respect to his or her employment. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Item 1A. Risk Factors
RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
As discussed in the Explanatory Note to the 2017 Annual Report on Form 10-K and in Note 2, “Restatement” to the Notes to our Consolidated Financial Statements included in the 2017 Annual Report, we have restated our previously issued financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.
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
Furthermore, the Company voluntarily contacted the San Francisco office of the SEC Division of Enforcement regarding the restatement and independent investigation, is providing information and documents to the SEC and will continue to cooperate with the SEC’s investigation into these matters. The U.S. Attorney’s Office for the Northern District of California also opened an investigation. The Company has provided documents and information to the U.S. Attorney’s Office and will continue to cooperate with any inquiries by the U.S. Attorney’s Office regarding the matter. For additional discussion of these matters, see Note 15, “Commitments and Contingencies,” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K.
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
As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 and 2017. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion or expresses an adverse opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.
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
We are currently delinquent in the filing of certain of our periodic reports with the SEC, and have been delinquent in our filings in the past. We have also not convened an Annual Meeting of Stockholders since 2017. As a result, we are not in compliance with listing requirements of Section 802.01E of the NYSE Listed Company Manual which requires timely filing of periodic financial reports with the SEC. The NYSE informed the Company that, under the NYSE’s rules, the Company will have six months from March 1, 2019 to regain compliance. If the Company fails to meet the NYSE’s six-month compliance deadline, the NYSE may grant, at its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances.
Our failure to file our periodic reports with the SEC in a timely manner or within any extension periods prescribed by the NYSE, may subject our common stock to delisting by the NYSE. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on NYSE or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock. In addition, our ability to hire and retain key personnel and employees may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. We have previously experienced and may continue to experience employee attrition and difficulty attracting talent as a result of these issues. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have.
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
Furthermore, the Company has several employee and director equity plans that are registered under the Securities Act of 1933, as amended, pursuant to Form S-8. Under SEC regulations, the Company’s failure to timely file its periodic and annual reports with the SEC resulted in the suspension of the availability of these insider equity plans, including the Company’s Profit Sharing Plan. For that reason, employees and directors have not been permitted to liquidate any preexisting holdings of the Company’s common stock, nor has the Company been able to issue equity retention or incentive awards since early 2018.
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
The Tax Act generally disallows a deduction for expenses with respect to Qualified Transportation Fringe Benefits (“QTF(s)”) provided by employer taxpayers to their employees, and generally provides that a tax-exempt organization’s Unrelated Business Tax Income is increased by the amount of the QTF expense that is nondeductible. This means our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected.
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
Our successful integration of these acquisitions into our operations on a cost-effective basis is critical to our future financial performance, especially as it relates to our acquisition of ADP’s Consumer Health Spending Account (“CHSA”), COBRA, and direct bill businesses (together defined as the “ADP CHSA/COBRA Business”). Our inability to successfully continue and maintain the integration of the ADP CHSA/COBRA Business has resulted in the attrition of ADP’s clients, which may continue to occur. As a result, our revenue may decline and our results of operations, financial condition, business and prospects may be materially adversely affected. While we believe that there are numerous potential acquisitions that would add to our employer client base and service offerings, we cannot assure you that we will be able to successfully make a sufficient number of such acquisitions in a timely and effective manner in order to support our growth objectives. In addition, the process of integrating acquisitions may create unforeseen difficulties and expenditures. We face various risks in making any acquisitions and entering into strategic relationships, including:

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
Most of our revenue is derived from the long term, multi-year agreements that we typically enter into with our employer clients. The initial subscription period is typically three years for our enterprise clients and one to three years for our SMB and mid-market clients. We also derive revenue from our partner agreements with Aflac Incorporated, Ceridian Corporation (“Ceridian”), the referral and reseller agreements with ADP, and we anticipate in the future establishing new partnerships with other companies. Our employer clients, however, have no obligation to renew their agreements with us after the initial term and we cannot assure you that these employer clients will continue to renew their agreements at the same rate, if at all. In addition, employer clients transitioning to us from a partner have no obligation to enter into agreements with us and, if they do, there is no guarantee that they will renew their agreements with us after the initial transition period.
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
Our services and solutions are subject to numerous laws and regulations related to the privacy and security of personal health information, including those promulgated pursuant to HIPAA, as well as HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, which require the implementation of administrative, physical and technological safeguards to ensure the confidentiality and integrity of individually identifiable health information in electronic form. Further, our services and solutions are subject to Payment Card Industry, or (“PCI”), data security standards that impose requirements regarding the storage and processing of payment card information. If we cannot comply with, or if we incur a violation of, any of these obligations, we could incur significant liability or our growth could be adversely impacted, either of which could have an adverse effect on our reputation, business, financial condition and operating results.
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

A decline in interest rate levels may reduce our ability to generate income from custodial cash assets that we administer, which would adversely affect our profitability.
We partner with our FDIC-insured custodial depository bank partners to hold and invest custodial cash assets of participants. A decline in prevailing interest rates may negatively affect our business by reducing the commissions we earn from bank partners’ custodial cash assets and such scenario could materially and adversely affect our business and results of operations.
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
As of December 31, 2018, we had outstanding revolving loans of $247.0 million under our Second Amended Credit Agreement and $150.2 million of undrawn letters of credit. Our ability to meet our payment obligations and satisfy the covenants under the Second Amended Credit Agreement, including the financial ratios, depends on our ability to generate sufficient cash flow and can be affected by events beyond our control. We cannot assure you that we will be able to meet these ratios and our other obligations under the Second Amended Credit Agreement. If we are not able to generate sufficient cash flow from operations to service our obligations under our Second Amended Credit Agreement, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.

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
Typically, our revenue is greatest during our first calendar quarter. This is primarily due to two factors. First, new employer clients and their employee participants typically begin service on January 1. Second, during the first calendar quarter, we are also servicing the end of plan year activity for existing clients, including assisting our clients with initiating the deduction of healthcare premiums on a tax deferred basis, and employee participants who do not continue participation into the next plan year.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. Factors that may contribute to declines in our growth rates include challenges in the selling environment and a mid-year phase-out of a partner that migrated to their own platform. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
We host our applications and serve our clients from data centers that we operate and from data centers operated by third-party vendors. If any of our or our third-party vendors’ data centers fail or become disabled, even for a limited period of time, our businesses could be disrupted and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention, or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third-party vendors may cease providing data center facilities or services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation, financial condition or cash flow.
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
As of December 31, 2018, we had $6.5 million of state net operating loss carryforwards available to offset future taxable income. The state net operating loss carryforwards have been prepared on a post-apportionment basis. These net operating loss carryforwards will begin to expire in the year 2018 through 2033 for state income tax purposes, if not fully utilized. In addition, we have federal and state research and development credit carryforwards of approximately $0.7 million and $4.4 million, respectively. The federal research credit carryforwards expire beginning in 2038, if not fully utilized. The California state research credit carries forward indefinitely and other states begin to expire in years 2029 through 2034. Our ability to utilize net operating losses and tax credit carryforwards are subject to restrictions, including limitations in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended (“IRC”), and similar state tax laws. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). We have considered Section 382 of the IRC and concluded that any ownership change would not diminish our utilization of our net operating loss carryforwards or our research and development credits during the carryover periods.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock. Under SEC regulations, the failure to file with the SEC our required annual report on Form 10-K for 2017 and quarterly reports on Form 10-Q for 2018 resulted in the suspension of the availability of our employee and director stock benefit plans, including the Company’s 401(k) and Profit Sharing Plan, to allow our employees to exercise any Company stock options that they hold or to choose to invest in our common stock under the 401(k) and Profit Sharing Plan. However, once we become current with our SEC reporting requirements, substantially all of our outstanding common stock will be eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as will be common stock issuable under vested and exercisable options. Rule 144 allows public resale of restricted and control securities if certain conditions are met. If our existing stockholders sell a large number of common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
Our business could be negatively impacted by unsolicited takeover proposals, by shareholder activism or by proxy contests relating to a potential change of control of us.
The Company’s business could be negatively affected as a result of an unsolicited takeover proposal or a proxy contest. In April 2019, the Company received an unsolicited, non-binding proposal to acquire all of the outstanding shares of the Company. The Company’s business could be adversely affected by any such unsolicited proposal, and by any shareholder activism or proxy contests related to or resulting from such proposal, for a number of factors including but not limited to:

•
responding to unsolicited takeover proposals and other related actions can be costly (resulting in significant professional fees and proxy solicitation expenses) and time-consuming, disrupting operations and diverting the attention of our Board, management and employees which could interfere with our ability to execute our strategic plan;

•
perceived uncertainties as to the Company’s future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•
if completed, a takeover may result in a change-in-control under certain of the Company’s long-term indebtedness agreements, and may require it to repurchase certain outstanding debt securities or result in an acceleration of certain indebtedness.

Our stock price has fluctuated and may continue to do so and may even decline regardless of our financial performance.
The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial results;

•	a takeover proposal;

•	changes in the financial projections we provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings change by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, partnerships or capital commitments;

•	changes in operating performance and stock market valuations of other newly public companies generally, or those in our industry in particular;

•	changes brought about by health care reform and the emergence of federal, state and private exchanges;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•	any major change in our Board or management;

•	government investigations and lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from a data security breach, war, incidents of terrorism or responses to these events.
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
While we have adopted a stock repurchase program to repurchase shares of our common stock, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our previously announced repurchase program could cause the market price for our common stock to decline.
Although the Company’s Board of Directors has authorized a share repurchase program, any determination to execute our stock repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as the Company’s Board of Director’s continuing determination that the repurchase program is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current share repurchase authorization program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Facilities
We do not currently own any of our facilities. Our corporate headquarters are located in San Mateo, California where we occupy approximately 37,937 square feet of space under a lease that expires in May 2022. We have additional facilities in Arizona, Georgia, Kentucky, New York, Texas, Vermont and Wisconsin under various leases that will expire between October 2019 and July 2028. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Item 3. Legal Proceedings
Legal Proceedings
The Company is pursuing affirmative claims against the OPM to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to our contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, we filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, we also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act and moved to dismiss part of our claim against OPM as a result. In March 2019, the Company filed a Motion for Summary Judgement with CBCA on the December 22nd denial by the OPM. OPM has moved to defer consideration of the Summary Judgment Motion to permit it further discovery. That Motion has been briefed and the case is on hold pending a ruling by the CBCA which could be handed down any day. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, is scheduled to go to trial in July 2019 if the pending Summary Judgment is denied by the CBCA. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.
On March 9, 2018, a putative class action was filed in the United States District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company, our former Chief Executive Officer and our former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleges claims under the Securities Act of 1933, as amended, arising from our June 19, 2017 common stock offering against those same defendants, as well as the members of our Board of Directors at the time of that offering and the underwriters of the offering.
On June 22, 2018 and September 6, 2018, two derivative lawsuits were filed against certain of our officers and directors and the Company (as nominal defendant) in the Superior Court of the State of California, County of San Mateo. The actions were consolidated. On July 23, 2018, a similar derivative lawsuit was filed against certain of our officers and directors and the Company (as nominal defendant) in the United States District Court for the Northern District of California (together, the “Derivative Suits”). The Derivative Suits purport to allege claims related to breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. In addition, the complaint in District Court includes a claim for abuse of control, and the complaint in Superior Court includes a claim to require the Company to hold an annual shareholder meeting. The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages and fees and costs. In addition, the complaint in the Superior Court seeks for us to provide past operational reports and financial statements, to publish timely and accurate operational reports and financial statements going forward, to hold an annual shareholder meeting, and to take steps to improve its corporate governance and internal procedures.
Plaintiffs in the Superior Court action filed a Consolidated Complaint on May 2, 2019. As stipulated by the parties, and approved by the District Court, the District Court action is stayed. The parties in the District Court action are to notify the District Court within 15 days of (1) the dismissal of the Securities Class Action, (2) the denial of defendants’ motion(s) to dismiss, or (3) a party giving notice that they no longer consent to the voluntary stay.
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
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, the Company will provide disclosure to that effect. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
Information with respect to this Item may be found under the heading “Legal Matters” in Note 15 Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the New York Stock Exchange, (the “NYSE”), under the symbol “WAGE” since May 2012. Prior to that time, there was no public market for our common stock. The closing price of our common stock as reported by the NYSE on May 23, 2019 was $49.21.
Stockholders
As of May 23, 2019, according to the records of our transfer agent, there were 21 holders of record of our common stock. The number of beneficial stockholders is substantially greater than the number of holders of record because a large portion of our common stock is held through brokerage firms.
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
 The following graph compares the cumulative total return of our common stock with the total return for the New York Stock Exchange Composite Index (the “NYSE Composite”) and the Russell 3000 Index (the “Russell 3000”) from May 10, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2018. The chart assumes $100 was invested on May 10, 2012, in the common stock of WageWorks, Inc., the NYSE Composite and the Russell 3000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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
Share Repurchase Program
On August 6, 2015, our Board authorized a $100.0 million stock repurchase program which commenced on November 5, 2015 and expired on November 4, 2018. There were no shares of common stock repurchased during the year ended December 31, 2018. In 2017, we repurchased 134,900 shares of our common stock for a total cost of $7.9 million, or an average price of $58.82 per share.
On March 11, 2019, the Company’s Board of Directors authorized a $150 million stock repurchase program for 3 years which commenced on March 13, 2019 and expires on March 12, 2022. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. No shares of common stock have been repurchased under this program to date.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues (3) (4)	$472,184	$476,095	$355,561	$334,316	$267,832
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	154,804	173,661	129,046	117,170	100,226
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	231,540	194,112	163,273	149,587	115,565
Amortization	41,456	37,890	37,175	27,618	20,992
Total operating expenses	427,800	405,663	329,494	294,375	236,783
Income from operations	44,384	70,432	26,067	39,941	31,049
Other income (expense):
Interest income	5,849	1,147	406	153	5
Interest expense	(10,087)	(7,293)	(2,717)	(1,925)	(1,612)
Other income (expense)	(31)	(316)	1,075	(182)	743
Income before income taxes	40,115	63,970	24,831	37,987	30,185
Income tax provision (1)	(14,145)	(9,583)	(8,929)	(15,037)	(11,943)
Net income (1)	$25,970	$54,387	$15,902	$22,950	$18,242
Net income per share:
Basic (1)	$0.65	$1.41	$0.44	$0.64	$0.52
Diluted (1)	$0.64	$1.38	$0.43	$0.63	$0.50
Shares used in computing net income per share:
Basic	39,846	38,447	36,404	35,784	35,145
Diluted (1)	40,434	39,415	37,210	36,595	36,595

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, including restricted cash (5)	$898,759	$779,677	$672,609	$500,918	$413,301
Short-term investments	222,205	195,534	—	—	—
Working capital (2)	382,212	326,056	104,826	121,781	61,467
Total assets (1) (4)	1,785,153	1,651,983	1,335,781	888,739	794,715
Long-term debt	244,693	244,915	248,848	78,996	79,219
Total liabilities	1,120,012	1,039,733	938,139	551,770	515,291
Total stockholders' equity (1) (4)	$665,141	$612,250	$397,642	$336,969	$279,424

1.
For fiscal 2016 and prior years, the amounts do not include the effects of the adoption of Accounting Standard Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment (“ASU 2016-09”).

2.
For fiscal 2015 and prior years, our working capital does not include the effects of the adoption of Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-07”), which required all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets as the new standard was adopted prospectively starting fiscal 2016.

3.
On November 28, 2016, the Company completed the Asset Purchase Agreement (“APA”) with ADP to acquire ADP’s COBRA, and direct bill businesses (together defined as the “ADP CHSA/COBRA Business”) for approximately $235.0 million in cash. During the years ended December 31, 2018, 2017 and 2016, the impact on total revenue was approximately $80.0 million, $90.0 million and $9.0 million, respectively.

4.	For fiscal 2017 and prior years, the amounts do not include the effects of the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606“).

5.
For fiscal 2016 and prior years, the amounts do not include the effects of the adoption of Accounting Standard Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU No. 2016-18").

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
In March 2016, we were selected by the OPM to administer its FSAFEDS. This relationship provides eligible federal employees access to our advanced technology platform and premium service capabilities.
On November 28, 2016, we completed the transaction with ADP, a leading global provider of Human Capital Management solutions, to acquire the “the ADP CHSA/COBRA Business” for approximately $235.0 million in cash.

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
Our revenues are derived primarily from benefit service administration, interchange fees, commissions revenue, and other revenue. Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services. We account for individual products and services separately if they are distinct-that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
We account for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We measure revenue based on the consideration specified in the contract with each customer, net of any sales incentives and taxes collected on behalf of government authorities. To the extent the transaction price includes variable consideration, and we are unable to apply the variable consideration allocation exception, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method based on term of billing arrangements and historical data. We recognize revenue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. We make significant judgments when determining the appropriate timing of revenue recognition.
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
Within our Healthcare and Commuter service lines, we have determined that our administration services are a single continuous service comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and the Company recognizes service revenue over time on a monthly basis as it satisfies its performance obligations. As such, the Company recognizes revenue in each month for the administration services provided in that month using the variable consideration allocation exception.  The Company applies this exception because it concluded that the nature of its obligations and the variable payment terms are aligned and the uncertainty related to the consideration is resolved on a monthly basis as the Company satisfies its obligations. The administration services are typically billed in the period in which services are performed.

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
We also recognize revenues that are generated from the use of debit cards used by employee participants related to the distribution, management and monitoring of such cards which are used by participants in connection with our benefits administration services for Healthcare and Commuter service lines. These related fees are known as interchange fees and are based upon a percentage of the amounts transacted on each card. We have determined that our performance obligation for interchange is a single continuous service, which is satisfied over time each month. Therefore, we recognize interchange revenue on a monthly basis based on the services provided and use the variable consideration allocation exception. The interchange revenues are typically billed in the period in which services are performed.
Professional services revenue consists of fees related to services provided to the Company’s employer clients to accommodate their reporting or administrative requirements. We recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, or acceptance provisions have lapsed assuming all other conditions for revenue recognition noted above have been met.
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
Contract Costs ASC 606 requires the recognition of an asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Incremental costs are costs that would not have been incurred if the contract had not been obtained. Examples of contract costs are commissions paid to sales personnel. Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that has been determined to be six years which approximates the transfer of benefits to customers. The Company determined the period of benefit by taking into consideration the length of customer contracts, useful life of developed technology, regulatory oversight the Company is subject to, and other factors. Amortization expense is included in sales and marketing expenses in the Consolidated Statements of Income.
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
RSUs and Performance-contingent Stock Units (“PSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PSUs awarded is conditioned upon the attainment of performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, and PSUs are based on historical forfeiture experience.
The estimated fair value of stock options and RSUs are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.
We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We based the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization (“EBITDA”) target achievement over a specified three year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.
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
The Company performs a goodwill impairment test at least annually and more frequently if events and circumstances indicate that the asset might be impaired. In 2018, we changed the date of our annual impairment test from December 31 to October 1. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process, and does not represent a material change to a method of applying an accounting principle. The change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
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

Results of Operations
Revenues

	Year Ended December 31,						Change from prior year
	2018	% of Revenue	2017	% of Revenue	2016	% of Revenue	2018	2017
Revenues:	(in thousands)
Healthcare	$274,861	58%	$274,815	58%	$195,108	55%	$46	$79,707
COBRA	106,161	23%	111,607	23%	73,765	21%	(5,446)	37,842
Commuter	75,936	16%	72,874	15%	70,215	20%	3,062	2,659
Other	15,226	3%	16,799	4%	16,473	4%	(1,573)	326
Total revenues	$472,184	100%	$476,095	100%	$355,561	100%	$(3,911)	$120,534
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
The increase in healthcare revenue from 2017 to 2018 was driven by an increase in HSA clients and custodial interest, partially offset by a reduction in FSA clients.
The $79.7 million, or 41% increase in healthcare revenue from 2016 to 2017 was driven by an increase in FSA and HSA revenue due to the addition of new clients, including FSAFEDS, and growth in employee participation in the programs. The increase in healthcare revenue was also driven by the ADP CHSA Business acquired in November 2016 which includes interchange services. The acquired ADP business contributed approximately $55.8 million of additional revenue during the year ended December 31, 2017.
COBRA Revenue
COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.
The $5.4 million, or 5% decrease in COBRA revenue from 2017 to 2018 was driven by a decrease in clients due to a combination of partnership termination and ADP platform losses, partially offset by an increase in annual notice fees.
The $37.8 million, or 51% increase in COBRA revenue from 2016 to 2017 was driven primarily by the ADP COBRA Business acquired in November 2016. Additionally, COBRA revenue increased as a result of revenue generated from our Ceridian business with customers joining throughout the first half of 2016. The acquired ADP business contributed approximately $33.4 million of additional revenue during the year ended December 31, 2017.
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
The $3.1 million, or 4% increase in commuter revenue from 2017 to 2018 was primarily due to the addition of clients, growth in the number of employee participants and an increase in interchange fee revenue.
The $2.7 million, or 4% increase in commuter revenue from 2016 to 2017 was primarily due to the addition of clients, growth in the number of employee participants and an increase in interchange fee revenue.
Other Revenue
Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements) and project-related professional fees.
The $1.6 million, or 9% decrease in other revenue from 2017 to 2018 was driven by a decrease in enrollment and eligibility services.
The $0.3 million, or 2% increase in other revenue from 2016 to 2017 is not significant.

Cost of Revenues

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Cost of revenues (excluding amortization of internal use software)	$154,804	$173,661	$129,046	$(18,857)	$44,615
Percentage of revenue	33%	36%	36%
Cost of revenues consist of direct expenses for claims processing, product support and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes and employee participant communications.
The $18.9 million, or 11% decrease in cost of revenues from 2017 to 2018 was driven by lower outside service provider costs due to lower transitional costs and lower employee and office/facilities costs, partially offset by higher technology  costs.
The $44.6 million or 35% increase in cost of revenues from 2016 to 2017 was primarily due to increases in outsourced services and compensation costs for headcount to support the ADP CHSA/COBRA Business acquired in November 2016. We also incurred additional compensation costs to administer FSAFEDS.
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
Technology and Development

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Technology and development	$53,079	$56,362	$44,719	$(3,283)	$11,643
Percent of revenue	11%	12%	13%

Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development.
The $3.3 million, or 6% decrease in technology and development expenses from 2017 to 2018 was driven by a decrease in outside service provider costs, partially offset by increased software expenses and depreciation.
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

Sales and Marketing

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Sales and marketing	$73,092	$64,111	$57,083	$8,981	$7,028
Percent of revenue	15%	13%	16%
Sales and marketing expenses consist primarily of compensation and related benefit costs for our sales, client services and marketing staff, including sales commissions for our direct sales force and external agents and brokers, as well as communication, promotional, public relations and other marketing expenses.
The $9.0 million or 14% increase in sales and marketing expense from 2017 to 2018 was driven by increased employee costs, partially offset by decreased outside service provider costs.
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
General and Administrative

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
General and administrative	$101,577	$72,150	$60,324	$29,427	$11,826
Percent of revenue	22%	15%	17%
General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources and facilities departments.
The $29.4 million, or 41% increase in general and administrative expenses from 2017 to 2018 was driven by an increase in professional fees attributed to the restatement and audit committee investigations, partially offset by a decrease in stock-based compensation expense due to executive departures and a decline in stock price.
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
  As we continue to grow, we expect our general and administrative expenses to increase in absolute dollars as we expand general and administrative headcount to support our continued growth. In addition, we expect the expenses to remain at the elevated levels in the future as a result of professional fees in connection with our restatement and control remediation activities.
Amortization and Impairment

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Amortization and impairment	$41,456	$37,890	$37,175	$3,566	$715
Percent of revenue	9%	8%	10%

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
The $3.6 million or 9% increase in amortization from 2017 to 2018 was driven by an increase in amortization of internal use software due to increased investment in software development projects.
The $0.7 million or 2% increase in amortization from 2016 to 2017 was driven primarily by the amortization of intangible assets acquired in November 2016 in connection with the ADP CHSA/COBRA Business combination, partially offset by a decrease in amortization expense related to two one-time events that occurred in 2016. In 2016, we terminated a significant customer relationship in our health insurance exchange business resulting in a $3.8 million acceleration of amortization expense. Additionally, in 2016, we recorded a $3.7 million impairment charge for KP Connector, as discussed in Note 7 Property and Equipment.
Employee Termination and Other Charges

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Employee termination and other charges	$3,792	$1,489	$1,147	$2,303	$342
The $2.3 million or 155% increase from 2017 to 2018 was driven by executive departures in 2018.
The $0.3 million or 30% increase from 2016 to 2017 is not significant.
Other Income (Expense)

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Interest income	$5,849	$1,147	$406	$4,702	$741
Interest expense	(10,087)	(7,293)	(2,717)	(2,794)	(4,576)
Other income (expense)	(31)	(316)	1,075	285	(1,391)
The $4.7 million, or 410% increase in interest income from 2017 to 2018 was driven by a full year of investing activity during 2018 as we commenced our investment program during the third quarter of 2017. Additionally, during 2018, we continued to add to the size of our investment portfolio.
The $0.7 million, or 183% increase in interest income from 2016 to 2017 was driven by an increase in interest rates in 2017.
The $2.8 million, or 38% increase in interest expense from 2017 to 2018 was driven by increased borrowings on our revolving credit facility in 2017.
The $4.6 million, or 168% increase in interest expense from 2016 to 2017 was due to a significant increase in our debt at the end of 2016 that remained outstanding throughout 2017. In November 2016, we borrowed approximately $169.9 million to acquire the ADP CHSA/COBRA Business. This debt remained outstanding in 2017 resulting in an increase in interest expense.
The $0.3 million, or 90% change in other income (expense) from 2017 to 2018 was not significant.
The $1.4 million or 129% change in other income (expense) from 2016 to 2017 was driven by insurance settlement proceeds received in 2016 related to an insurance claim in 2015.
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
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the belief that our tax return positions are supportable, we believe that certain positions may not be more likely than not of being sustained upon review by tax authorities. As of December 31, 2018, our unrecognized tax benefits approximated $5.6 million and we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. We do not anticipate any adjustments would result in a material change to our financial position. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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

	Year Ended December 31,			Change from prior year
	2018	2017	2016	2018	2017
	(in thousands)
Income before income taxes	$40,115	$63,970	$24,831
Income taxes provision	(14,145)	(9,583)	(8,929)	$(4,562)	$(654)
Effective tax rate	35.26%	14.98%	35.96%
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
The $4.6 million or 48% increase in the provision for income taxes from 2017 to 2018 was primarily driven by the effect of the covered employee compensation limitation pursuant to the Tax Act, State tax expense and stock based compensation.
The $0.7 million or 7% increase in the provision for income taxes from 2016 to 2017 was primarily due to the recognition of excess tax benefits on stock-based compensation pursuant to the adoption of ASU 2016-09 offset by the increase in provisional income tax expense related to the revaluation of net deferred tax assets as a result of the Tax Act and increase in income before taxes.

Liquidity and Capital Resources
At December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $898.4 million and short-term investments totaling $222.2 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants as well as other cash flows from operating activities. For the year ended December 31, 2018, our cash flow from operating activities provided $178.7 million.

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
Revolving Credit Facility (Credit Agreement)
On August 1, 2016, we entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”) to increase the revolving credit facility credit limit from $150.0 million to $250.0 million. The Amended Credit Agreement did not change our $15.0 million subfacility limit or our option to increase our commitments up to $100.0 million. The credit facility’s maturity date, June 5, 2020, and interest rate, London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75%, also remained unchanged. Subsequent to entering the Amended Credit Agreement, we borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of the ADP CHSA/COBRA Business. In connection with the Amended Credit Agreement, we incurred fees of approximately $0.2 million, which are being amortized over the term of the amendment.
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
The loans bear interest, at our option, at either (i) LIBOR determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on our consolidated leverage ratio for the preceding fourth fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Our obligations under the Second Amended Credit Agreement are secured by substantially all of our assets, and our existing and future material subsidiaries are also required to guarantee our obligations under the Second Amended Credit Agreement. We elected option (i) and, as of December 31, 2018, the interest rate applicable to the revolving credit facility was 3.89%. As of December 31, 2018, we had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Second Amended Credit Agreement. We are currently in compliance with all financial and non-financial covenants under the credit facility after considering the reporting extension agreement described below.
Reporting Extension Agreements
On April 5, 2018, our Board concluded the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. Consequently, we did not meet our obligation to provide our financial statements to the Agent by the contractual delivery date. In March 2018, we entered into a Reporting Extension Agreement (the “Extension Agreement”), by and among the Company, the lenders party thereto and MUFG Union Bank, N.A., as administrative agent to extend the time period for delivery to Agent and the lenders our delinquent financial statements to June 30, 2018. In June 2018, we entered into a Second Reporting Extension Agreement and paid the Agent $0.8 million to extend the delivery date of our delinquent financial statements to March 16, 2019. In March 2019, the Company entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of any remaining delinquent financial statements to May 10, 2019. In May 2019, the Company entered into a Fourth Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 31, 2019.
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
Share Repurchase Program
On August 6, 2015, our Board authorized a $100.0 million stock repurchase program for 3 years which commenced on November 5, 2015 and expired on November 4, 2018. There were no shares of common stock repurchased during the year ended December 31, 2018.  In 2017, we repurchased 134,900 shares of our common stock for a total cost of $7.9 million, or an average price of $58.82 per share.
On March 11, 2019, the Company’s Board of Directors authorized a $150 million stock repurchase program for 3 years which commenced on March 13, 2019 and expires on March 12, 2022. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. No shares of common stock have been repurchased under this program to date.
Cash Flows
The following table presents information regarding our cash flows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$178,655	$217,809	$268,942
Net cash used in investing activities	(60,457)	(237,203)	(283,404)
Net cash provided by financing activities	884	126,130	186,153
Net increase in cash and cash equivalents	$119,082	$106,736	$171,691

Cash Flows from Operating Activities
Net cash provided by operating activities decreased in 2018 as compared to 2017 by $39.2 million. Cash provided by operating activities in 2018 is comprised of net income of $26.0 million, adjusted upward for non-cash items related to depreciation, amortization and impairment of $56.0 million, stock-based compensation expense of $18.1 million, amortization of deferred sales commissions of $2.8 million and other non-cash items of $7.3 million in aggregate, and changes in operating assets and liabilities providing a net increase of $68.5 million.
Net cash provided by operating activities decreased in 2017 as compared to 2016 by $51.1 million. Cash provided by operating activities in 2017 was composed of net income of $54.4 million, adjusted upward for non-cash items related to depreciation, amortization and impairment of $49.7 million, stock-based compensation of $25.6 million, deferred taxes of $9.3 million and other non-cash upward adjustments of $0.4 million in aggregate, and changes in operating assets and liabilities providing a net increase of $78.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $176.7 million from 2017 to 2018. Cash used in investing activities in 2018 was composed of net purchases of investments of $26.7 million, capital expenditures of $33.5 million, and purchases of intangible assets of $0.2 million.
Net cash used in investing activities decreased by $46.2 million from 2016 to 2017. Cash used in investing activities in 2016 was composed of net purchases of investments of $195.8 million, capital expenditures of $36.8 million, and purchases of intangible assets of $4.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $125.2 million from 2017 to 2018. Cash used in financing activities in 2018 was composed of proceeds from common stock exercises and issuances under the Employee Stock Purchase Plan of $2.3 million, payments of debt issuance costs related to the Reporting Extension Agreement of $0.8 million, and other financing cash outflows of $0.6 million in aggregate.
Net cash provided by financing activities decreased by $60.0 million from 2016 to 2017 as we received $130.8 million in proceeds from our public stock offering in 2017 as compared to 2016 when we received $169.9 million in net proceeds from our debt issuance.

Contractual Obligations
The following table describes our contractual obligations as of December 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$247,000	$—	$—	$247,000	$—
Interest on long-term debt obligations (2)	31,682	9,601	19,201	2,880	—
Operating lease obligations (3)	43,332	9,479	19,346	8,844	5,663
Other contractual obligations (4)	175	175	—	—	—
Total	$322,189	$19,255	$38,547	$258,724	$5,663

(1)
As of December 31, 2018, maximum total borrowings under the revolving credit facility is $400.0 million with a base interest rate determined in accordance with the Second Amended Credit Agreement terms: LIBOR plus a spread of 1.25% to 2.25% per annum. The debt maturity date is April 4, 2022. As of December 31, 2018, our outstanding principal of $247.0 million is presented net of debt issuance costs on our consolidated balance sheets. The debt issuance costs are not included in the table above.

(2)	Estimated interest payments assume the interest rate applicable as of December 31, 2018 of 3.89% per annum on a $247.0 million outstanding principal amount.

(3)	We lease facilities under non-cancelable operating leases expiring at various dates through 2028.

(4)	Other contractual obligations consist of vendor obligations related to our data centers.

Future minimum lease payments under capital lease obligations are not included in the table above. As of December 31, 2018, there were $0.4 million of future capital lease obligation payments.  The Company has no future minimum lease payments under capital leases obligations extending beyond 2020.

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
As of December 31, 2018, we had cash and cash equivalents of $898.4 million and short-term investments totaling $222.2 million. These amounts consist of cash on deposit with banks, money market funds, commercial paper and U.S. government and corporate securities. The cash and cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that changes in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.
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
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments. As of December 31, 2018, we had outstanding principal of $247.0 million under our credit facility. Each loan under the credit facility bears interest at a base rate determined in accordance with the credit agreement, LIBOR rate plus a spread of 1.25% to 2.25%. The increase in interest expense from the effect of a hypothetical change in interest rates of 1% would not have a material impact on our net income and cash flows.

Item 8. Financial Statements and Supplementary Data

WageWorks, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
WageWorks, Inc.
San Mateo, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of WageWorks, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 29, 2019 expressed an adverse opinion thereon.
Change in Accounting Principles
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue from contracts with customers in fiscal year 2018 due to the adoption of Topic 606, Revenue from Contracts with Customers.
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has changed its accounting method for recording excess tax benefits from employee share-based payments in fiscal year 2017 due to the adoption of ASU 2016-09, Improvement to Employee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
San Jose, California
May 29, 2019

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
WageWorks, Inc.
San Mateo, California
Opinion on Internal Control over Financial Reporting
We have audited WageWorks, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as “the financial statements”) and our report dated May 29, 2019 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to 1) the control environment, due to material weaknesses related to a) an inadequate or ineffective senior accounting leadership, b) an insufficient complement of qualified resources with an appropriate level of knowledge, experience and training important to the Company’s financial reporting requirements, c) inadequate mechanisms and oversight to ensure accountability for the performance of controls; 2) risk assessment, as the Company did not have an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting and did not effectively design controls in response to the risks of material misstatement; 3) control activities and information and communication, specifically between the accounting department and other operating departments necessary to support the proper functioning of internal controls; and 4) monitoring controls, as the Company did not maintain an internal audit function sufficient to monitor control activities. The control environment material weaknesses contributed to additional material weaknesses in the control activities of the Company as the Company did not design and maintain effective controls over a) accounting close and financial reporting; b) contract to cash process, c) risk assessment and management of change, as well as the review, approval, and documentation related to the application of generally accepted accounting principles, d) review of new, unusual or significant transactions and contracts, e) manual reconciliations of high-volume standard transactions, and f) information technology general controls (ITGCs) in the areas of logical access and change management. The risk assessment material weakness contributed to an additional material weakness as the Company did not design effective controls over certain business processes, including controls over the preparation, analysis, and review of closing adjustments required to assess the appropriateness of certain account balances at period end.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated May 29, 2019 on those consolidated financial statements.
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
May 29, 2019

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders
WageWorks, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of WageWorks, Inc. (the “Company”) and subsidiaries for the year ended December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and subsidiaries and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Macias, Gini & O’Connell, LLP
We have served as the Company’s auditor since 2018.
Newport Beach, California
March 18, 2019

WAGEWORKS, INC.
Consolidated Balance Sheets
(In thousands, except per share amount)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$898,426	$779,345
Restricted cash	333	332
Short-term investments	222,205	195,534
Receivables, net	101,297	107,547
Prepaid expenses and other current assets	23,662	29,271
Total current assets	1,245,923	1,112,029
Property and equipment, net	76,920	68,742
Goodwill	297,409	297,409
Acquired intangible assets, net	130,095	155,369
Deferred tax assets, net	1,482	10,143
Other assets	33,324	8,291
Total assets	$1,785,153	$1,651,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$99,854	$89,977
Customer obligations	762,100	695,368
Other current liabilities	1,757	628
Total current liabilities	863,711	785,973
Long-term debt, net of financing costs	244,693	244,915
Other non-current liabilities	11,608	8,845
Total liabilities	1,120,012	1,039,733
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.001 par value (authorized 1,000,000 shares; 40,333 shares issued and 39,853 shares outstanding at December 31, 2018; 40,251 shares issued and 39,771 shares outstanding at December 31, 2017)	41	41
Additional paid-in capital	582,521	562,131
Treasury stock at cost (480 shares at December 31, 2018 and 2017)	(22,309)	(22,309)
Accumulated other comprehensive loss	(754)	(354)
Retained earnings	105,642	72,741
Total stockholders’ equity	665,141	612,250
Total liabilities and stockholders’ equity	$1,785,153	$1,651,983

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31, 2018
	2018	2017	2016
Revenues:
Healthcare	$274,861	$274,815	$195,108
COBRA	106,161	111,607	73,765
Commuter	75,936	72,874	70,215
Other	15,226	16,799	16,473
Total revenues	472,184	476,095	355,561
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	154,804	173,661	129,046
Technology and development	53,079	56,362	44,719
Sales and marketing	73,092	64,111	57,083
General and administrative	101,577	72,150	60,324
Amortization and impairment	41,456	37,890	37,175
Employee termination and other charges	3,792	1,489	1,147
Total operating expenses	427,800	405,663	329,494
Income from operations	44,384	70,432	26,067
Other income (expense):
Interest income	5,849	1,147	406
Interest expense	(10,087)	(7,293)	(2,717)
Other income (expense), net	(31)	(316)	1,075
Income before income taxes	40,115	63,970	24,831
Income tax provision	(14,145)	(9,583)	(8,929)
Net income	$25,970	$54,387	$15,902
Net income per share:
Basic	$0.65	$1.41	$0.44
Diluted	$0.64	$1.38	$0.43
Shares used in computing net income per share:
Basic	39,846	38,447	36,404
Diluted	40,434	39,415	37,210

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$25,970	$54,387	$15,902
Other comprehensive loss, net of tax
Net unrealized loss on investments, net of tax	(400)	(354)	—
Other comprehensive loss, net of tax	(400)	(354)	—
Total comprehensive income	$25,570	$54,033	$15,902

See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at Balance at December 31, 2015	35,936	$36	$343,166	$(5,003)	$—	$(1,230)	$336,969
Exercise of stock options	926	1	16,069	—	—	—	16,070
Issuance of common stock under Employee Stock Purchase Plan	53	—	2,194	—	—	—	2,194
Issuance of restricted stock units, net of shares withheld for employee taxes	213	—	(6,108)	—	—	—	(6,108)
Tax benefit from the exercise of stock options	—	—	14,806	—	—	—	14,806
Treasury stock acquired	(226)	—	—	(9,371)	—	—	(9,371)
Stock-based compensation	—	—	27,180	—	—	—	27,180
Net income	—	—	—	—	—	15,902	15,902
Balance at December 31, 2016	36,902	$37	$397,307	$(14,374)	$—	$14,672	$397,642
Exercise of stock options	810	2	14,267	—	—	—	14,269
Public stock offering, net of issuance costs	1,955	2	130,787	—	—	—	130,789
Issuance of common stock under Employee Stock Purchase Plan	48	—	2,681	—	—	—	2,681
Issuance of restricted stock units, net of shares withheld for employee taxes	191	—	(9,019)	—	—	—	(9,019)
Treasury stock acquired	(135)		—	(7,935)	—	—	(7,935)
Stock-based compensation	—	—	25,649	—	—	—	25,649
Capitalized stock-based compensation	—	—	459	—	—	—	459
Other comprehensive loss, net of tax	—	—	—	—	(354)	—	(354)
Excess tax benefit cumulative-effect adjustment - adoption ASU 2016-09	—	—	—	—	—	3,682	3,682
Net income	—	—	—	—	—	54,387	54,387
Balance at December 31, 2017	39,771	$41	$562,131	$(22,309)	$(354)	$72,741	$612,250
Exercise of stock options	54	—	1,395	—	—	—	1,395
Issuance of common stock under Employee Stock Purchase Plan	18	—	869	—	—	—	869
Issuance of restricted stock units, net of shares withheld for employee taxes	10	—	(281)	—	—	—	(281)
Stock-based compensation	—	—	18,088	—	—	—	18,088
Capitalized stock-based compensation	—	—	319	—	—	—	319
Other comprehensive loss, net of tax	—	—	—	—	(400)	—	(400)
ASC 606 cumulative-effect adjustment (Note 2)	—	—	—	—	—	6,931	6,931
Net income	—	—	—	—	—	25,970	25,970
Balance at December 31, 2018	39,853	$41	$582,521	$(22,309)	$(754)	$105,642	$665,141
See accompanying Notes to the Consolidated Financial Statements.

WAGEWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$25,970	$54,387	$15,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,011	11,384	8,696
Amortization and impairment	41,456	37,889	37,175
Amortization of debt issuance costs	578	418	159
Amortization of contract costs	2,844	—	—
Provision for doubtful accounts	1,034	558	947
Stock-based compensation expense	18,088	25,649	27,180
Loss on disposal of fixed assets	306	123	273
Accrued interest on debt securities	(493)	(237)	—
Deferred taxes	6,408	9,336	(5,853)
Excess tax benefit related to stock-based compensation arrangements	—	—	(14,806)
Changes in operating assets and liabilities:
Accounts receivable	5,216	(14,692)	(22,088)
Prepaid expenses and other current assets	5,609	(9,514)	7,901
Other assets	(18,558)	(3,145)	(699)
Accounts payable and accrued expenses	8,276	17,387	9,488
Customer obligations	66,732	86,988	207,559
Other liabilities	1,178	1,278	(2,892)
Net cash provided by operating activities	178,655	217,809	268,942
Cash flows from investing activities:
Purchases of property and equipment	(33,535)	(36,787)	(28,319)
Purchases of short-term investments	(157,672)	(208,656)	—
Proceeds from sales of short-term investments	16,049	5,398	—
Proceeds from maturities of short-term investments	114,910	7,500	—
Cash consideration for business acquisitions, net of cash acquired	—	—	(233,965)
Purchases of intangible assets	(209)	(4,658)	(21,120)
Net cash used in investing activities	(60,457)	(237,203)	(283,404)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	169,900
Proceeds from public stock offering	—	135,387	—
Payment of underwriting discounts, commissions and other costs associate with the public offering	—	(4,598)	—
Proceeds from exercise of common stock options	1,395	14,267	16,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	869	2,681	2,194
Payment of debt issuance / amendment costs	(800)	(1,851)	(207)
Payments of debt principal	—	(2,500)	—
Payment of contingent consideration	—	—	(750)
Payment for treasury stock acquired	—	(7,935)	(9,371)
Payment of capital lease obligations	(299)	(302)	(381)
Taxes paid related to net share settlement of stock-based compensation arrangements	(281)	(9,019)	(6,108)
Excess tax benefit related to stock-based compensation arrangements	—	—	14,806
Net cash provided by financing activities	884	126,130	186,153
Net increase in cash and cash equivalents, unrestricted and restricted	119,082	106,736	171,691
Cash and cash equivalents, unrestricted and restricted, at beginning of the year	779,677	672,941	501,250
Cash and cash equivalents, unrestricted and restricted, at end of the year	$898,759	$779,677	$672,941
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$8,859	$6,462	$1,825
Taxes	$2,412	$2,958	$5,534
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$4,472	$2,325	$2,412
Property and equipment purchased under capital lease obligations	$142	$263	$835
Capitalized stock-based compensation	$319	$459	$—
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
Use of Estimates
In preparing the consolidated financial statements and related disclosure in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”), including all adjustments as a result of the Company’s restatement, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to allocation of purchase consideration to acquired assets and liabilities from business combinations, revenue recognition, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and web site development cost classification, and recoverability and impairments of goodwill and long-lived assets. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.
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
The majority of the Company’s cash and cash equivalents represent funding and pre-funding balances received from customers for which the Company has a corresponding current obligation. In all cases where we have collected cash from a customer but not fulfilled services (primarily the payment of participant healthcare claims and commuter benefits), the Company recognizes a related liability to its customers, classified as customer obligations in the accompanying consolidated balance sheets.
Restricted cash represents cash used to collateralize standby letters of credit which were issued to the benefit of a third party to secure a contract with the Company.
The following table summarizes the Company’s cash and cash equivalents at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents, unrestricted	$898,426	$779,345
Cash and cash equivalents, restricted	333	332
Total unrestricted and restricted cash and cash equivalents	$898,759	$779,677

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities. The carrying value of the Company’s debt under the credit facility is estimated to approximate fair value as the variable interest rate approximates the market rate for debt securities with similar terms and risk characteristics. The determination of the fair value of the Company’s marketable securities is further explained in Note 5 Investments and Fair Value Measurements.
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

Receivables
Receivables represent both trade receivables from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as transit agencies and healthcare providers for which the Company records a receivable for funding until the payment is received from the customer and a corresponding customer obligations liability until the Company disburses the balances to the vendors. The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. The Company reviews its allowance for doubtful accounts on a quarterly basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write-offs for 2018, 2017 and 2016 were not significant.
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
Impairment of Long-lived Assets
The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment of long-lived assets exists when the carrying amount of a long-lived asset group, exceeds its fair value. Such impairment arises in circumstances when such assets are assessed and determined to have no continuing or future benefit. Impairment losses are recorded when the carrying amount of the impaired asset group is not recoverable. Recoverability is determined by comparing the carrying amount of the asset or asset group to the undiscounted cash flows which are expected to be generated from its use. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds its fair value. The Company did not record impairment losses related to long-lived assets in the years ended December 31, 2018 and 2017. The company recorded impairment of $3.7 million during the year ended December 31, 2016. See Note 7 Property and Equipment for more details.
Acquisitions, Goodwill and Intangible Assets
The cost of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired in the acquisition and is not amortized, but rather is tested for impairment.
Definite lived intangible assets, consisting of client/broker contracts and relationships, trade names, technology, noncompete agreements and favorable lease arrangements, are stated at cost less accumulated amortization. All definite lived intangible assets are amortized on a straight-line basis over their estimated remaining economic lives, ranging generally from one to ten years. Amortization expense related to these intangible assets is included in amortization and impairment expense on the consolidated statements of income.
The Company performs a goodwill impairment test annually, and more frequently if events and circumstances indicate that the asset might be impaired. In 2018, we changed the date of our annual impairment test from December 31 to October 1. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process, and does not represent a material change to a method of applying an accounting principle. The change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
The following are examples of triggering events that could indicate that the fair value of a reporting unit has fallen below the unit’s carrying amount:

•	A significant adverse change in legal factors or in the business climate

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. At October 1, 2018 and December 31, 2017, the Company completed its annual goodwill impairment assessments and management concluded that goodwill is not impaired. There were no events or changes in circumstances during the three months ended December 31, 2018 that caused the Company to perform an interim impairment assessment.
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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
Policy from January 1, 2018
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
Our revenues are derived primarily from benefit service administration, interchange fees, commissions revenue, and other revenue. Other revenue includes services related to enrollment and eligibility, non-healthcare, and employee account administration (i.e., tuition and health club reimbursements) and project-related professional services. We account for individual products and services separately if they are distinct-that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
We account for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We measure revenue based on the consideration specified in the contract with each customer, net of any sales incentives and taxes collected on behalf of government authorities. To the extent the transaction price includes variable consideration, and we are unable to apply the variable consideration allocation exception, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method based on term of billing arrangements and historical data. We recognize re

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

venue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. We make significant judgments when determining the appropriate timing of revenue recognition.
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
Within our Healthcare and Commuter service lines, we have determined that our administration services are a single continuous service comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and the Company recognizes service revenue over time on a monthly basis as it satisfies its performance obligations. As such, the Company recognizes revenue in each month for the administration services provided in that month using the variable consideration allocation exception.  The Company applies this exception because it concluded that the nature of its obligations and the variable payment terms are aligned and the uncertainty related to the consideration is resolved on a monthly basis as the Company satisfies its obligations. The administration services are typically billed in the period in which services are performed.
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
We also recognize revenues that are generated from the use of debit cards used by employee participants related to the distribution, management and monitoring of such cards which are used by participants in connection with our benefits administration services for Healthcare and Commuter service lines. These related fees are known as interchange fees and are based upon a percentage of the amounts transacted on each card. We have determined that our performance obligation for interchange is a single continuous service, which is satisfied over time each month. Therefore, we recognize interchange revenue on a monthly basis based on the services provided and use the variable consideration allocation exception. The interchange revenues are typically billed in the period in which services are performed.
Professional services revenue consists of fees related to services provided to the Company’s employer clients to accommodate their reporting or administrative requirements. We recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, or acceptance provisions have lapsed assuming all other conditions for revenue recognition noted above have been met.
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
Contract Costs ASC 606 requires the recognition of an asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Incremental costs are costs that would not have been incurred if the contract had not

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

been obtained. Examples of contract costs are commissions paid to sales personnel. Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that has been determined to be six years which approximates the transfer of benefits to customers. The Company determined the period of benefit by taking into consideration the length of customer contracts, useful life of developed technology, regulatory oversight the Company is subject to, and other factors. Amortization expense is included in sales and marketing expenses in the Consolidated Statements of Income.
Revenue Recognition Policy before January 1, 2018

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
Stock-based Compensation
Stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes or Monte Carlo option pricing model or the market value of the Company’s stock on the grant date and is recognized as an expense over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the estimated volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, and expected dividends.
Restricted Stock Units (“RSUs”), Market-based performance RSUs, and Performance-based Stock Units (“PSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PSUs awarded is conditioned upon the attainment of performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, and PSUs are based on historical forfeiture experience.
The estimated fair value of stock options and RSUs are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.
We estimate expected volatility based on the historical volatility of comparable companies from a representative peer-group as well as our own historical volatility. We estimate the expected term based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior such as exercises and forfeitures. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the option pricing model. We estimate forfeitures at the time of grant and revise those

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

estimates in subsequent periods if actual forfeitures differ from those estimates. The estimated attainment of performance-based awards and related expense is based on the expectations of revenue and earnings before interest, tax and depreciation and amortization (“EBITDA”) target achievement over a specified three year performance period. If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income and net income per share.
Other Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net income. As of December 31, 2018, accumulated other comprehensive loss includes a $1.0 million unrealized loss, net of $0.2 million of income taxes, related to unrealized gains/losses on marketable securities.
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
The Company adopted this standard during the first quarter of 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense were reflected in our consolidated statements of income as a component of the provision for income taxes rather than additional paid-in capital on a prospective basis. The cumulative effect of this accounting change resulted in an increase of $3.7 million to deferred tax assets as of December 31, 2017 and an increase to the opening retained earnings of $3.7 million as of January 1, 2017. The Company recorded excess tax benefits in the amount of $0.4 million and $15.8 million within our provision for income taxes in the consolidated statements of income during the years ended December 31, 2018 and 2017, respectively.
For presentation requirements, the Company elected to prospectively apply the change in the presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified in operating activities on the consolidated statements of cash flows. Prior period classification of cash flows related to excess tax benefits were not adjusted.
The Company elected to retrospectively apply the ASU 2016-09 presentation requirements for cash flows related to employee taxes paid for withheld shares to be presented as financing activities. Consequently, on the consolidated statements of cash flows for the year ended December 31, 2016, the Company reclassified $6.1 million, to increase net cash provided by operating activities and decrease net cash provided by financing activities.
In May 2014, the Financial and Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We adopted ASC 606 on January 1, 2018 by applying the modified retrospective approach to all contracts that were not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018 attributed to the deferral of commission cost. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with an offset to retained earnings upon adoption. See Note 2 Revenue for more details.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories are no longer be presented in the Statement of Cash Flows. The Company adopted this standard on January 1, 2018 using the retrospective method. This amendment did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The Company adopted this standard on January 1, 2018. This amendment did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued Accounting Standard Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The Company adopted this update on January 1, 2018. This amendment did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash flows: Classification of Certain Cash Receipts and Cash Payments. The update provides specific guidance on a number of cash flow classification issues including contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees and separately identifiable cash flows and application of the predominance principle. The Company adopted this update on January 1, 2018. This amendment did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The update amends the scope of modification accounting for shared-based payment arrangements to specify that modification accounting would not be applicable if the fair value, vesting conditions and classification of the shared-based awards are the same immediately before and after the modification. The Company adopted this update on January 1, 2018. This update did not have a material impact on the Company’s consolidated financial statements.
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
The Company will adopt the standard effective in the first quarter of 2019 and will not restate comparative periods upon adoption under the effective date method. The Company will elect a package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The Company currently expects that our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842, which will increase the total assets and total liabilities that were reported relative to such amounts prior to adoption. The Company expects to record a range from $25 million to $40 million of right of use assets and lease liabilities for operating and finance leases in the balance sheet in the first quarter of 2019. Refer to Note 15 for further information on operating lease commitments. The Company plans to adopt Topic 842 using the alternative modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. The Company does not believe the new standard will have a material impact on the consolidated statements of income, nor

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

will it have a notable impact on liquidity. The standard will also have no material impact on debt-covenant compliance under our current agreements.

 In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is expected to be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and will be effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in this standard are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.

Note 2     Revenue

On January 1, 2018, we adopted ASC 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. We generally invoice our customers at the beginning of the term on a monthly basis with a term of net 30-60 days. We applied the practical expedient provided by ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. Our policy is to exclude sales and other indirect taxes when measuring the transaction price. The primary impact of adopting ASC 606 relates to the deferral of incremental costs of obtaining customer contracts and the amortization of those costs over the period of benefit. We recorded an increase in total assets of $9.3 million and an increase in retained earnings of $6.9 million (net of tax effect) as of January 1, 2018. The tax impact resulted in an increase in deferred tax liabilities in the amount of $2.4 million with

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

an offset to retained earnings upon adoption. The adoption of the preceding standard did not have a material impact on the Company’s revenue for the year ended December 31, 2018.
Disaggregation of Revenue
The Company’s primary categories of revenue are Healthcare, Commuter, COBRA and Other revenue and are disclosed in the consolidated statements of income. The following table provides information about disaggregated revenue from contracts with customers by the nature of the products and services (in thousands):

	Year ended December 31,
(in thousands)	2018	2017
Benefit Administration Service and COBRA	$401,340	$407,476
Interchange	50,907	50,229
Other revenue	19,937	18,390
Total	$472,184	$476,095
Contract Balances
We generally do not recognize revenue in advance of invoicing our customers, however, we record a receivable when revenue is recognized prior to payment and we have unconditional right to payment. Alternatively, when payment precedes the related services, we record a contract liability, or deferred revenue, until our performance obligations are satisfied. Our deferred revenue as of December 31, 2018 and December 31, 2017 was $3.9 million and $3.4 million, respectively. The balances related to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue. The Company expects to satisfy its remaining obligations for these arrangements.
Contract Costs
Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs, which primarily consist of deferred sales commissions, were $8.8 million and $9.3 million as of December 31, 2018 and January 1, 2018, respectively and are included in other assets on the condensed consolidated balance sheets. Amortization expense for the deferred costs was $2.9 million for the year ended December 31, 2018. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred contract costs are amortized on a straight-line basis over the period of benefit, which is consistent with the pattern of transfer of the good or service to which the asset relates.
Performance Obligations
During the year ended December 31, 2018, the Company recognized the following revenues (in thousands):

Revenue recognized in the period for:	Year Ended December 31, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$571
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(1,100)
Performance obligations satisfied from new activities in the period - contract revenue	472,713
Total revenue	$472,184
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The Company applies the practical expedient to not disclose information about contracts with original expected durations of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised as of December 31, 2018 (in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2018
2019	$571
2020	571
2021	571
2022 and thereafter	1,143
Total	$2,856
Impact on Financial Statements
In accordance with ASC 606, the disclosure of the impact of adoption to our consolidated statements of income and balance sheets was as follows (in thousands, except per share amounts):

	Year Ended December 31, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Operating expenses:
Sales and marketing	$73,092	$(543)	$72,549
Total operating expenses	427,800	(543)	427,257

Income from operations	44,384	543	44,927
Income before income taxes	40,115	543	40,658
Income tax provision	(14,145)	(190)	(14,335)
Net income	25,970	353	26,323

Net income per share:
Basic	$0.65	$0.01	$0.66
Diluted	$0.64	$0.01	$0.65

	December 31, 2018
	As reported	Adjustments	Balance without adoption of ASC 606
Assets
Other assets	$33,324	$(8,776)	$24,548
Total assets	1,785,153	(8,776)	1,776,377
Deferred tax assets, net	1,482	2,198	3,680

Liabilities and Stockholders’ Equity			—
Retained earnings	105,642	6,578	99,064
Total stockholders’ equity	$665,141	$6,578	$658,563

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Note 3.     Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator for basic net income per share:
Net income	$25,970	$54,387	$15,902
Denominator for basic net income per share:
Weighted-average common shares outstanding	39,846	38,447	36,404
Basic net income per share	$0.65	$1.41	$0.44

Numerator for diluted net income per share:
Net income	$25,970	$54,387	$15,902
Denominator for diluted net income per share:
Weighted-average common shares outstanding	39,846	38,447	36,404
Dilutive stock options, restricted stock and performance restricted stock units and employee stock purchase plan shares	588	968	806
Diluted weighted-average common shares outstanding	40,434	39,415	37,210
Diluted net income per share	$0.64	$1.38	$0.43
Stock options and restricted stock units to purchase common stock are not included in the computation of diluted earnings per share if their effect would be anti-dilutive. There were 1.7 million, 0.8 million, and 0.9 million anti-dilutive shares for 2018, 2017 and 2016, respectively.

Note 4.    Acquisitions and Channel Partner Arrangements
Acquisition of the ADP CHSA/COBRA Business
On November 28, 2016, the Company completed the Asset Purchase Agreement (“APA”) with ADP, a leading global provider of Human Capital Management solutions, to acquire ADP’s CHSA, COBRA, and direct bill businesses (together the “ADP CHSA/COBRA Business”) for approximately $235.0 million in cash. In connection with the APA, the Company borrowed $169.9 million against its then $250.0 million revolving credit facility which had a maturity date of June 5, 2020. See Note 10 Long-term Debt for updated credit facility terms.
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
Unaudited Pro Forma Information
The unaudited pro forma condensed combined statement of income of the Company and the ADP CHSA/COBRA Business for the year ended December 31, 2016 is presented below as if the acquisition had closed on January 1, 2016. The pro forma information was prepared based on the historical financial statements and related notes of the ADP CHSA/COBRA Business and the Company, as adjusted for the pro forma impact of applying the acquisition method of accounting in accordance with U.S. GAAP. The unaudited pro forma condensed combined statement of income was prepared using the acquisition method of accounting with the Company treated as the acquiring entity.
The following unaudited pro forma condensed combined financial statement has been presented for informational purposes only. The pro forma data does not purport to represent what the combined Company’s results of operations actually would have been had the acquisition been completed as of the date indicated, nor is it indicative of future operating results of the combined Company.

Year Ended December 31,
2016
(In thousands, except per share data) (Unaudited)
Total revenue	$469,119
Net income	$28,543
Net income per share:
Basic	$0.78
Diluted	$0.77
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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Tango Acquisition
In September 2017, the Company and Tango Health, Inc. (“Tango”) entered into an Asset Purchase and Transition Agreement to acquire and transfer certain assets held by Tango related to benefits administration services for Health Savings Accounts for $4.1 million. The Company accounted for the Tango transaction as an asset purchase because it did not qualify as a business combination. The agreement contains a holdback obligation of $2.1 million which was paid in December 2017 upon completion of the transition of the intangible asset portfolio. Total cash consideration paid was recorded as acquired intangible assets which are amortized over seven years.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Note 5. Investments and Fair Value Measurements
The following table summarizes the Company’s investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments at December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$41,027	$—	$—	$41,027	$41,027	$—
Commercial paper	10,436	1	—	10,437	—	10,437
Municipal bonds	7,781	—	—	7,781	—	7,781
Total cash equivalents	$59,244	$1	$—	$59,245	$41,027	$18,218

Short-term investments:
U.S. government securities	$22,534	$—	$(94)	$22,440	$22,440	$—
U.S. government agency securities	14,346	—	(56)	14,290	—	14,290
Municipal bonds	3,548	—	(4)	3,544	—	3,544
Foreign government securities	2,504	—	(6)	2,498	—	2,498
Corporate debt securities	134,003	37	(685)	133,355	—	133,355
Commercial paper	12,954	—	(4)	12,950	—	12,950
Certificates of deposit	1,258	—	—	1,258	—	1,258
Asset-backed securities	32,054	—	(184)	31,870	—	31,870
Total short-term investments	$223,201	$37	$(1,033)	$222,205	$22,440	$199,765
Total cash equivalents and short-term investments	$282,445	$38	$(1,033)	$281,450	$63,467	$217,983
The following table summarizes the Company’s investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments at December 31, 2017 (in thousands):

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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2018, the Company had no investments that were in an unrealized loss position for a period of twelve months or greater. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at December 31, 2018.
The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of December 31, 2018, aggregated by investment category. No securities were in an unrealized loss position for a period of twelve months or greater.

(In thousands)	Fair Value	Gross Unrealized Loss
Short-term investments:
U.S. government securities	$22,440	$(94)
U.S. government agency securities	14,290	(56)
Municipal bonds	3,544	(4)
Foreign government securities	2,498	(6)
Corporate debt securities	125,192	(685)
Commercial paper	12,950	(4)
Asset-backed securities	31,870	(184)
Total short-term investments in unrealized loss position	$212,784	$(1,033)
The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of December 31, 2017, aggregated by investment category. No securities were in an unrealized loss position for a period of twelve months or greater.

(In thousands)	Fair Value	Gross Unrealized Loss
Cash equivalents:
Commercial paper	$19,982	$(3)
Total cash equivalents in unrealized loss position	$19,982	$(3)

Short-term investments:
U.S. government securities	$17,431	$(41)
U.S. government agency securities	11,510	(30)
Municipal bonds	5,767	(8)
Foreign government securities	7,472	(27)
Corporate debt securities	103,869	(273)
Commercial paper	27,930	(9)
Asset-backed securities	15,234	(76)
Total short-term investments in unrealized loss position	$189,213	$(464)
Total cash equivalents and short-term investments in unrealized loss position	$209,195	$(467)
Realized gains and losses on marketable securities are included in other income (expense), net on the Company’s consolidated statements of income. Gross realized gains and losses on marketable securities for the years ended December 31, 2018 and December 31, 2017 were not significant.
The Company had no investments in marketable securities prior to 2017.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
The following table summarizes the estimated amortized cost and fair value of the Company’s marketable securities by the contractual maturity date (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$219,057	$218,394	$157,651	$157,573
Due in one to five years	63,388	63,056	119,224	118,841
Total	$282,445	$281,450	$276,875	$276,414

Note 6.    Receivables

Receivables at December 31, 2018 and 2017 was comprised of the following (in thousands):

	December 31, 2018	December 31, 2017
Trade receivables	$52,525	$58,067
Unpaid amounts for benefit services	52,380	52,054
Receivables, gross	104,905	110,121
Less: allowance for doubtful accounts	(3,608)	(2,574)
Receivables, net	$101,297	$107,547

The allowance for doubtful accounts roll forward is comprised of the following (in thousands):

	Balance at Beginning of Fiscal Year	Charged to Operations	Recoveries (Deductions)	Balance at End of Fiscal Year
Year ended December 31, 2018	$2,574	$1,034	$—	$3,608
Year ended December 31, 2017	$2,016	$558	$—	$2,574
Year ended December 31, 2016	$1,071	$947	$(2)	$2,016

Note 7.    Property and Equipment
Property and equipment at December 31, 2018 and 2017 was comprised of the following (in thousands):

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

	December 31, 2018	December 31, 2017
Computers and equipment	$27,519	$22,702
Software and software development costs	144,260	120,278
Furniture and fixtures	8,123	7,754
Leasehold improvements	28,883	25,097
Property and equipment, gross	208,785	175,831
Less: accumulated depreciation and amortization	(131,865)	(107,089)
Property and equipment, net	$76,920	$68,742
During the years ended December 31, 2018, 2017 and 2016, the Company capitalized software development costs of $21.9 million, $20.5 million, and $14.8 million, respectively. Amortization expense related to capitalized software development costs was $16.0 million, $12.1 million and $15.2 million for 2018, 2017 and 2016, respectively. These costs are included in amortization and impairment expense in the accompanying consolidated statements of income. At December 31, 2018, the unamortized capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets was $40.3 million.
Total depreciation expense plus amortization of software and internally developed software for the years ended December 31, 2018, 2017 and 2016 was $30.0 million, $23.5 million, and $23.9 million, respectively.
As of December 31, 2018 and 2017, property and equipment acquired under capital lease obligations was $1.2 million and $1.7 million, respectively, and was classified as computers and equipment. Accumulated depreciation for assets acquired under capital lease obligations was $0.8 million and $1.1 million as of December 31, 2018 and 2017.
In 2016, the Company re-assessed the fair value of KP Connector which is an internal use software developed by the Company based on the specifications outlined in a client agreement. In the second quarter of 2016, the client notified the Company that it no longer required the services provided by the Company. Accordingly, the Company determined that KP Connector’s carrying value was considered unrecoverable as of June 30, 2016, and recorded a $3.7 million impairment charge to amortization and impairment expense in the consolidated statements of income and a corresponding reduction of property and equipment, net, in the consolidated balance sheets.

Note 8.    Goodwill and Intangible Assets
There was no change in the carrying amount of goodwill during the twelve months ended December 31, 2018 and 2017, respectively.
Acquired intangible assets at December 31, 2018 and 2017 were comprised of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client/broker contracts & relations	$237,430	$(108,834)	$128,596	$237,221	$(84,581)	$152,640
Trade names	3,880	(3,587)	293	3,880	(3,492)	388
Technology	14,646	(14,009)	637	14,646	(13,047)	1,599
Noncompete agreements	2,232	(2,084)	148	2,232	(2,013)	219
Favorable lease arrangements	1,134	(713)	421	1,134	(611)	523
Total	$259,322	$(129,227)	$130,095	$259,113	$(103,744)	$155,369
In September 2017, the Company acquired certain intangible assets from Tango related to Tango’s HSA product (see Note 4). This transaction was accounted for as an asset purchase.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Amortization expense of intangible assets totaled $25.5 million, $25.8 million and $21.9 million in 2018, 2017 and 2016, respectively. Acquired intangible assets are amortized on a straight-line basis generally over one to ten years.
The Company accelerated amortization of intangible assets for client contracts and broker relationships of $3.8 million, triggered in the second quarter of 2016, related to the termination of a significant customer relationship in the health insurance exchange business.
As of December 31, 2018, the expected future amortization expense for acquired intangible assets is as follows (in thousands):

2019	$24,914
2020	22,749
2021	19,945
2022	17,509
2023	14,721
Thereafter	30,257
Total	$130,095

Note 9.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2018 and 2017 were comprised of the following (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable and accrued liabilities	$32,771	$23,788
Payable to benefit providers and transit agencies	30,148	32,469
Accrued compensation and related benefits	28,594	25,921
Other accrued expenses	5,834	5,275
Deferred revenue	2,507	2,524
Accounts payable and accrued expenses	$99,854	$89,977

Note 10. Long-term Debt
On August 1, 2016, the Company entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (the “Agent”) to increase the revolving credit facility credit limit from $150.0 million to $250.0 million. The Amended Credit Agreement did not change the Company’s $15.0 million subfacility limit or its option to increase its commitments up to $100.0 million. The credit facility’s maturity date, June 5, 2020, and interest rate, London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75%, also remained unchanged. Subsequent to entering into the Amended Credit Agreement, the Company borrowed additional funds in the amount of $169.9 million from the revolving credit facility in connection with the acquisition of the ADP CHSA/COBRA Business. In connection with the Amended Credit Agreement, the Company incurred fees of approximately $0.2 million, which are being amortized over the term of the Amended Credit Agreement.
On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with (the “Agent”). The Second Amended Credit Agreement amends and restates the Company’s existing Amended Credit Agreement, and increases the Company’s borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit subfacility. The Second Amended Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions as permitted under the Second Amended Credit Agreement. The Company may prepay loans under the Second Amended Credit Agreement in whole or in part at any time without premium or penalty. In connection with this Second Amended Credit Agreement, the Company incurred fees of approximately $1.9 million, which are being amortized over the term of the Second Amended Credit Agreement. The fees incurred are presented as a direct deduction from long-term debt in the consolidated balance sheets.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

The loans bear interest, at the Company’s option, at either (i) a LIBOR determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 1.25% to 2.25%, or (ii) a base rate determined in accordance with the Second Amended Credit Agreement, plus a margin ranging from 0.25% to 1.25%, in either case with such margin determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for base rate loans and at the end of an interest period for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. The Company elected option (i) and, as of December 31, 2018, the interest rate applicable to the revolving credit facility was 3.89% per annum.
Amounts borrowed and outstanding letters of credit were as follows (in thousands):

	December 31, 2018	December 31, 2017
Revolving credit facility used	$249,830	$249,830
Less: Outstanding letters of credit	(2,830)	(2,830)
Outstanding revolving credit facility	247,000	247,000
Unamortized debt financing fees	(2,307)	(2,085)
Long-term debt	$244,693	$244,915
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
In 2017, the Company increased its outstanding letter of credit balance by $2.3 million as a result of growth in its business operations. As of December 31, 2018, the Company had $247.0 million outstanding under the revolving credit facility and $150.2 million unused revolving credit facility still available to borrow under the Second Amended Credit Agreement. The Company pays fees on the unused revolving credit balance.
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
On April 5, 2018, the Company’s Board of Directors concluded the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. Consequently, the Company did not meet its obligation to provide its restated and delinquent financial statements to the Agent by the contractual delivery date. In March 2018, the Company entered into a Reporting Extension Agreement (the “Extension Agreement”), by and among the Company, the lenders party thereto and MUFG Union Bank, N.A., as administrative agent to extend the time period for delivery to Agent and the lenders of our delinquent financial statements to June 30, 2018. In June 2018, the Company entered into a Second Reporting Extension Agreement and paid the Agent $0.8 million to extend the delivery date of our delinquent financial statements to March 16, 2019. The fees incurred were added to loan financing fees to be amortized to interest expense over the remaining life of the loan.
In March 2019, the Company entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of any remaining delinquent financial statements to May 10, 2019. In May 2019, the Company entered into a Fourth Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 31, 2019.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
Share Repurchase Program
On August 6, 2015, the Company’s Board authorized a $100.0 million stock repurchase program for 3 years which commenced on November 5, 2015 and expired on November 4, 2018. There were no shares of common stock repurchased during the year ended December 31, 2018. In 2017, the Company repurchased 134,900 shares of its common stock for a total cost of $7.9 million, or an average price of $58.82 per share.
On March 11, 2019, the Company’s Board of Directors authorized a $150 million stock repurchase program for 3 years which commenced on March 13, 2019 and expires on March 12, 2022. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. No shares of common stock have been repurchased under this program to date.

Note 12.     Employee Benefit Plans
Stock-based compensation is classified in the consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$3,270	$7,686	$6,213
Technology and development	2,185	2,391	2,448
Sales and marketing	3,000	2,936	3,004
General and administrative	9,633	12,636	15,515
Total	$18,088	$25,649	$27,180
In 2018 and 2017 the Company capitalized $0.3 million and $0.5 million, respectively, in stock-based compensation cost in connection with its capitalization of software development costs. No stock-based compensation cost was capitalized in 2016.
(a) Employee Stock Option Plan
On May 26, 2010, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. As of December 31, 2018, the 2010 Plan has a total of 5.4 million common stock shares available for issuance.
The Company’s 2000 Stock Option/Stock Issuance Plan adopted in June 2000, as amended and restated, (“2000 Plan”), provides for the issuance of options and other stock-based awards. As of December 31, 2018, the 2000 Plan has a total of 53,000 options outstanding. Any forfeitures or shares remaining under the plan are canceled and not available for reissuance. No further grants will be made under the 2000 Plan.
Options under the 2000 Plan and the 2010 Plan (together “the Plans”) expire 10 years after the date of grant and generally vest over 4 years with 25% of the options vesting after one year and the balance vesting monthly over the remaining period. The Company issues new shares upon the exercise of stock options.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

As of December 31, 2018, there was $7.7 million of total unrecognized stock-based compensation expense associated with stock options, adjusted for estimated forfeitures, related to non-vested stock-based awards which will be recognized over a weighted average period of approximately 1 year. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
On April 25, 2018, the Compensation Committee approved a modification to the 2010 Plan which extended the post-termination option exercise period for holders of Company stock options whose employment with the Company terminated between March 19, 2018 and the date on which the Company next files a registration statement on Form S-8 with the SEC until 30 days following the S-8 filing date. This modification resulted in $0.1 million of additional stock-based compensation expense in 2018 for non-executive employees due to the extension of the exercise period. In addition, the Compensation Committee approved accelerated vesting of stock options which had been granted but did not vest as of the termination date for certain executive officers who terminated in 2018. This resulted in the recognition of additional stock-based compensation expense of $1.2 million in 2018.
 The following table summarizes the weighted-average fair value of stock options granted. There were no stock options granted in 2018.

	Year Ended December 31,
	2017	2016
Stock options granted (in thousands)	632	825
Weighted-average fair value at date of grant	$26.22	$18.38

Stock option activity for the year ended December 31, 2018 is as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (years)	Aggregate intrinsic value (dollars in thousands)
Outstanding at December 31, 2017	2,478	$47.24	7.22	$42,324
Granted	—	—
Exercised	(54)	26.10
Forfeited	(205)	60.70
Outstanding as of December 31, 2018	2,219	$46.50	5.11	$4,321
Vested and expected to vest at December 31, 2018	2,187	$46.30	5.08	$4,323
Exercisable at December 31, 2018	1,849	$43.74	4.61	$4,323
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $1.8 million, $41.6 million and $37.0 million, respectively. Cash received from option exercises was $1.4 million, $14.3 million and $16.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-based compensation expense related to stock options was $12.0 million, $11.8 million and $9.8 million in 2018, 2017 and 2016, respectively.
Valuation Assumptions
The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. There were no stock options granted during 2018.

	Year Ended December 31,
	2017	2016
Expected volatility	39.79%	42.63%
Risk-free interest rate	1.86%	1.17%
Expected term (in years)	4.74	4.87
Dividend yield	—%	—%

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

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
The company granted no performance-based RSUs in 2018. In the first quarter of 2017, and 2016, the Company granted a total of 343,000, and 263,000, respectively, of performance-based RSUs to certain executive officers. Performance-based RSUs are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified three year performance period. Participants have the ability to receive a percentage of the targeted number of shares originally granted which is up to a maximum of 200%, for 2017 and 2016, and 150%, for 2015.
On April 5, 2018, the Company's Board of Directors concluded that the previously issued financial statements for (i) the quarterly periods ended September 30, June 30 and March 31, 2017, (ii) the annual period ended December 31, 2016 and (iii) the quarterly periods ended September 30 and June 30, 2016 should be restated and should no longer be relied upon. As a result, the previously issued financial statements for the aforementioned reporting periods are considered not issued. The Company updates the stock-based compensation expense based on the number of performance-based RSUs it expects to vest as of each period end. During the Non-Reliance Period, the expected achievement for performance-based RSUs granted in 2017 and 2016 was reassessed based on the restated financial statement resulting in their expected achievement percentage being reduced from 130% to 81% for 2016 grants and from 130% to 56% for 2017 grants. In 2018, the expected achievement for performance-based RSUs granted in 2016 was adjusted to 72% based on the current period's financial results. No adjustments to the achievement percentage were necessary for awards granted in 2015 and 2017.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Stock-based compensation expense related to RSUs was $6.2 million, $13.6 million and $16.8 million in 2018, 2017 and 2016, respectively. Total unrecorded stock-based compensation expense at December 31, 2018 associated with RSUs was $9.5 million, which is expected to be recognized over a weighted-average period of approximately 1 year.
In May 2019, each of our executive officers (other than our Executive Chairman and CEO) entered into a change in control and severance agreement with us which entitles the executive to 100% vesting acceleration in the event of the executive’s disability under the Prior Severance Agreement. Other material terms relating to equity compensation upon termination remained unchanged.
The following table summarizes information about RSUs issued to officers, directors, and employees under the 2010 Plan:

			Weighted-average grant date fair value
	Service-based RSUs	Performance-based RSUs	Service-based RSUs	Performance-based RSUs
	(shares in thousands)
Unvested at December 31, 2017	304	725	$61.61	$60.21
Granted	—	—	—	—
Vested	(105)	(257)	60.40	58.98
Forfeitures	(35)	(268)	64.38	61.57
Unvested at December 31, 2018	164	200	$61.79	$59.76

(c) Employee Stock Purchase Plan
In May 2012, the Company established the 2012 Employee Stock Purchase Plan (“ESPP”) which is intended to qualify under Section 423 of the IRC.  The Company issued 18,037 and 48,443 common stock shares for which it received $0.9 million and $2.7 million from employee contributions during 2018 and 2017, respectively. At December 31, 2018, a total of 2,234,942 shares of the Company’s common stock are available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of:
•500,000 shares of common stock;

•	1% of the outstanding shares of the Company’s common stock as of the last day of its immediately preceding fiscal year; or

•	such other amount as may be determined by the board of directors.
Under the ESPP, employees are eligible to purchase common stock through payroll deductions of up to 25% of their eligible compensation, subject to any plan limitations. The ESPP has four consecutive offering periods of approximately three months in length during the year and the purchase price of the shares is 85% of the lower of the fair value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Stock-based compensation expense related to the ESPP was $0.2 million in 2018 and $0.6 million in each of 2017 and 2016.
(d) 401(k) Plan
The Company participates in the WageWorks 401(k) Plan (“401(k) Plan”), a tax-deferred savings plan covering all of its employees working more than 1,000 hours per year. Employees become participants in the 401(k) Plan on the first day of any month following the first day of employment. Eligible employees may contribute up to 85% of their compensation to the 401(k) Plan, limited to the maximum allowed under the IRC. The Company, at its discretion, may match up to 40% of the first 6% of employees’ contributions and may make additional contributions to the 401(k) Plan. The Company contributed approximately $2.8 million, $2.5 million, and $1.8 million in 2018, 2017, and 2016, respectively.

Note 13.     Organizational Efficiency Plan and Executive Severance
Starting in 2015, the Company initiated a plan ("2015 Plan") to integrate ancillary operations and consolidate certain positions resulting in employee headcount reduction and facility closures. As a result, the Company incurred employee termination and other charges consisting of severance and other employee termination costs, facility closure costs and other operational costs. During the years ended December 31, 2017 and 2016, the Company incurred employee termination and other charges under the 2015 Plan totaling $1.5 million and $1.1 million, respectively. The Company continually evaluates ways to improve business processes to ensure that its operations align with its strategy and vision for the future.
Changes in the Company’s accrued liabilities for workforce reduction costs are as follows (dollars in thousands):

Amount
Beginning balance as of January 1, 2016	$183
Employee termination and other charges	1,147
Releases	(1,330)
Ending balance as of December 31, 2016	$—
Employee termination and other charges	1,489
Releases	(1,489)
Ending balance as of December 31, 2017	$—
During 2018, the Company entered into transition agreements with certain executives as a result of changes to its management team. Total severance charges related to the transition agreements recorded in 2018 were $2.0 million, which are included in employee termination and other charges in the consolidated statements of income, of which $1.1 million was accrued at December 31, 2018.

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
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(4,791)	$(159)	$(13,290)
State	(2,946)	(925)	(1,501)
	(7,737)	(1,084)	(14,791)
Deferred:
Federal	(6,437)	(8,389)	5,175
State	29	(110)	687
	(6,408)	(8,499)	5,862
Total provision for income taxes	$(14,145)	$(9,583)	$(8,929)

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Tax provision at U.S. statutory rate	21%	35%	35%
State income taxes, net of federal benefit	6	2	2
Permanent items - other	1	1	2
Research and development credits	(2)	(1)	(3)
Stock-based compensation	9	(22)	1
Other	(1)	(1)	(1)
Change in tax rate	1	1	—
Provision for tax	35%	15%	36%
Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$443	$1,716
Stock-based compensation	12,092	11,778
Research and development and other credits	2,170	6,961
Reserves	6,952	5,417
Intangible assets	2,141	947
Gross deferred tax assets	23,798	26,819
Deferred tax liabilities:
Property and equipment	(4,644)	(3,874)
Goodwill	(17,672)	(12,802)
Gross deferred tax liabilities	(22,316)	(16,676)
Net deferred tax assets	$1,482	$10,143
The income tax provision for the years ended December 31, 2018 and 2017, includes tax benefits of $0.4 million and $15.8 million, respectively, primarily due to the current year excess tax benefits on stock-based compensation pursuant to the adoption of ASU 2016-09.
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
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provision estimate in the financial statements. If a company cannot determine a provision estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company completed its analysis of the impacts of the Tax Act in the fourth quarter of 2018 and determined there were no significant adjustments to the provisional tax amounts recorded in the fourth quarter of 2017.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. The Company has concluded there was sufficient positive evidence at the end of 2018 and 2017 to continue to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.
At December 31, 2018, unrecognized tax benefits were approximately $5.6 million, which would impact income tax expense if recognized. The Company does not anticipate that any adjustments would result in a material change to its financial position within the next twelve months. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$5,078	$4,765	$4,429
Increase in tax positions for prior years	130	—	201
Increase in tax positions for current year	370	313	271
Other decreases	—	—	(136)
Balance, end of year	$5,578	$5,078	$4,765
The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. As a result of the Company’s net operating loss carryforwards and tax credit carryforwards, the 2002 through 2018 tax years are open and may be subject to potential examination in one or more jurisdictions.
At December 31, 2018, the Company has state operating loss carryforwards of approximately $6.5 million available to offset future taxable income. The Company’s state net operating loss carryforward is on a post-apportionment basis. The Company’s state net operating loss carryforwards expire in the years 2018 through 2033.
In addition, the Company had federal and California and other state research and development credit carryforwards of approximately $0.7 million and $4.4 million, respectively. The federal research credit carryforwards expire beginning in 2038, if not fully utilized. The California state research credit carries forward indefinitely and other states begin to expire in years 2029 through 2034.
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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Note 15.     Commitments and Contingencies
(a) Operating Leases
The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2028. Future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $8.3 million which is expected to be received through February 2023, are as follows (in thousands):

As of December 31, 2018
2019	$9,479
2020	9,685
2021	9,661
2022	6,536
2023	2,308
Thereafter	5,663
Total future minimum lease payments	$43,332
Rent expense was $7.7 million, $7.6 million, and $7.1 million for 2018, 2017 and 2016, respectively. Sublease income was $1.9 million, $1.7 million, and $0.7 million for 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company has $0.4 million in future minimum lease payments under capital leases.
(b) Legal Matters
The Company is pursuing affirmative claims against the OPM to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to our contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, we filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, we also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act and moved to dismiss part of our claim against OPM as a result. In March 2019, the Company filed a Motion for Summary Judgement with CBCA on the December 22nd denial by the OPM. OPM has moved to defer consideration of the Summary Judgment Motion to permit it further discovery. That Motion has been briefed and the case is on hold pending a ruling by the CBCA which could be handed down any day. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, is scheduled to go to trial in July 2019 if the pending Summary Judgment is denied by the CBCA. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if we will be successful in recovering the full claimed amount.
On March 9, 2018, a putative class action was filed in the United States District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company, our former Chief Executive Officer and our former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleges claims under the Securities Act of 1933, as amended, arising from our June 19, 2017 common stock offering against those same defendants, as well as the members of our Board of Directors at the time of that offering and the underwriters of the offering.
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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

In addition, the complaint in District Court includes a claim for abuse of control, and the complaint in Superior Court includes a claim to require the Company to hold an annual shareholder meeting. The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Class Action described above. The plaintiffs seek unspecified damages and fees and costs. In addition, the complaint in the Superior Court seeks for us to provide past operational reports and financial statements, to publish timely and accurate operational reports and financial statements going forward, to hold an annual shareholder meeting, and to take steps to improve its corporate governance and internal procedures.
Plaintiffs in the Superior Court action filed a Consolidated Complaint on May 2, 2019. As stipulated by the parties, and approved by the District Court, the District Court action is stayed. The parties in the District Court action are to notify the District Court within 15 days of (1) the dismissal of the Securities Class Action, (2) the denial of defendants’ motion(s) to dismiss, or (3) a party giving notice that they no longer consent to the voluntary stay.
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
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, the Company will provide disclosure to that effect. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
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

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

Note 17.     Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share amounts)
Revenues:
Healthcare	$65,376	$66,125	$68,104	$75,256	$66,046	$65,893	$68,202	$74,674
COBRA	26,045	25,081	26,200	28,835	29,142	26,897	27,018	28,550
Commuter	19,426	18,785	18,847	18,878	18,508	17,987	17,836	18,543
Other	4,218	3,980	3,357	3,671	4,384	4,069	4,076	4,270
Total revenues	115,065	113,971	116,508	126,640	118,080	114,846	117,132	126,037
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	39,533	33,886	36,143	45,242	43,223	39,031	43,319	48,088
Technology and development, sales and marketing, general and administrative, and employee termination and other charges	59,802	61,454	53,664	56,620	49,547	50,365	48,619	45,581
Amortization	10,772	10,502	10,191	9,991	9,858	9,402	9,393	9,237
Total operating expenses	110,107	105,842	99,998	111,853	102,628	98,798	101,331	102,906
Income from operations	4,958	8,129	16,510	14,787	15,452	16,048	15,801	23,131
Other, net	(1,317)	(1,071)	(965)	(916)	(1,443)	(1,749)	(1,680)	(1,590)
Income before income taxes	3,641	7,058	15,545	13,871	14,009	14,299	14,121	21,541
Income tax (provision) benefit	(1,738)	(4,934)	(4,621)	(2,852)	(5,020)	(5,236)	6,157	(5,484)
Net income	$1,903	$2,124	$10,924	$11,019	$8,989	$9,063	$20,278	$16,057
Net income per share:
Basic	$0.05	$0.05	$0.27	$0.28	$0.23	$0.23	$0.54	$0.43
Diluted	$0.05	$0.05	$0.27	$0.27	$0.23	$0.23	$0.53	$0.42
Shares used in computing net income per share:
Basic	39,853	39,853	39,853	39,823	38,447	39,641	37,419	37,025
Diluted	40,340	40,492	40,412	40,480	39,415	40,264	38,613	38,441

Note 18.     Subsequent Events
On March 29, 2019, the Company reduced the long-term debt principal with a $60.0 million payment.
On March 11, 2019, the Company’s Board of Directors authorized a stock repurchase program. All the material terms of this program are disclosed in Note 11 Stockholders’ Equity.
On March 19, 2019, WageWorks, Inc. (the “Company”) received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company is not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”). The NYSE informed the Company that, under the NYSE’s rules, the Company will have six months from March 1, 2019 to file the Form 10-K with the SEC. The Company can regain compliance with the NYSE continued listing requirements at any time before that date by filing the Form 10-K with the SEC. If the Company fails to file the Form 10-K before the NYSE’s six-month compliance deadline, the NYSE may grant, at its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances.
On April 29, 2019, the Company received an unsolicited, non-binding proposal from HealthEquity, Inc. (NASDAQ: HQY) to acquire all of the outstanding shares of the Company. The Company's Board, in consultation with its financial and legal advisors, will continue to carefully review the proposal in order to pursue the course of action that is in the best interests of all of the Company's shareholders.

WAGEWORKS, INC.
Notes to Consolidated Financial Statements

On May 23, 2019, each of our executive officers (other than our Executive Chairman and CEO) entered into a change in control and severance agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2018. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, due to the existence of unremediated material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective.
Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Management’s belief is based on a number of factors, including, but not limited to:

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

b)
the completion of the Special Committee’s investigation. The Board had formed a Special Committee of directors independent from the Audit Committee to carry out an independent investigation and review the procedures, scope and findings of the Audit Committee’s investigation as well as the additional allegations, and the Special Committee has concluded its investigation.

c)
our internal review that identified certain accounting errors and control deficiencies, leading to the restatement of certain of our previously issued financial statements for the quarterly periods ended June 30, 2016, September 30, 2016, financial year ended December 31, 2016, and the quarterly periods ended March 31, 2017, June 30, 2017, and September 30, 2017;

d)
based on the efforts above, we have updated, and in some cases corrected, our accounting policies and have applied these to our previously issued financial results and to our fiscal year 2018 financial results; and

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the results of that evaluation, which included information identified during the Audit Committee investigation and the work undertaken by management and the Company’s advisors, management has concluded that our internal control over financial reporting as of December 31, 2018 was not effective due to the existence of the following material weaknesses in internal control over financial reporting described below.
Control Environment, Risk Assessment, Control Activities and Monitoring
Based on the investigations conducted under the direction of the Audit Committee of the Board, it was concluded that there was an inadequate open flow, transparency, communication and dissemination of relevant and pertinent information from former senior management concerning a complex transaction with the federal government that contributed to an ineffective control environment driven by the tone at the top. Management’s failure to timely communicate all pertinent information resulted in an environment which led to errors in the financial statements.
Based on the assessment of control environment it was noted that we did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities and monitoring:

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

These deficiencies in our internal control over financial reporting contributed to the following identified material weaknesses.

A.	Accounting Close and Financial Reporting
We had inadequate or ineffective senior accounting leadership and corresponding process level and monitoring controls in the area of accounting close and financial reporting specifically, but not exclusively, around the review of account reconciliations, account estimates and related cut-off, and monitoring of the accounting close cycle and some areas of related sub-processes such as equity. We also did not have effective business processes and controls to conduct an effective review of manual data feeds into journal entries for platforms which were not integrated with the main ERP system.

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
We also did not have a robust process around managing change and corresponding assessment and implementation of Accounting Policies. Furthermore, it also resulted in the delayed assessment and design of controls for the timely implementation of controls around Accounting Standard 606 (ASC 606) for Revenue Recognition which was effective January 2018. These gaps resulted in several adjustments in the financial statements as of the end of the period covered by this report.

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
We did not maintain an effective risk assessment and monitoring process to manage the expansion of our existing business. Hence, there were inadequate and ineffective business and financial reporting control activities associated with change and growth in the business. Amongst other areas, the assessment of the control environment and the design of manual controls around financial system implementations was not performed adequately.
As a result, the Company did not properly estimate, reserve and record certain transactions which resulted in errors in the financial statements as of the end of the period covered by this report.

D.	Review of New, Unusual or Significant Transactions and Contracts
We did not have adequate risk assessment controls to continuously formally assess the financial reporting risks associated with executing new, significant or unusual transactions, contracts or business initiatives. As a result, the Company did not adequately identify and analyze changes in the business and hence implement effective process level controls and monitoring controls that were responsive to these changes and aligned with financial reporting objectives. This failure to identify and analyze changes occurred in connection with the integration of acquisitions and the monitoring and recording of certain revenues associated with a complex government contract. As a result, the Company did not properly account for certain transactions including Revenue and Customer Obligation Accounts, which resulted in errors in the financial statements as of the end of the period covered by this report.

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

F.	Information Technology General Controls (ITGC)
We did not have effective controls related to information technology general controls (ITGCs) in the areas of logical access and change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of IT control processes having an inadequate risk-assessment process to identify and assess changes in business environment which would impact IT environments related to internal control over financial reporting. Hence, the control design, implementation, and documentation were not enhanced to adapt to the changing business environment. There was also insufficient training of IT personnel on how to design and implement ITGCs.
In addition to the material weaknesses noted above, management identified several significant deficiencies and deficiencies. These deficiencies relate to several areas that are partially routed in the weaknesses in the internal control environment documented above.
Our independent registered public accounting firm, BDO USA, LLP, which audited the consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP’s report appears in Part II Item 8 of this Annual Report on Form 10-K.
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

•
We will be assessing and enhancing the adequacy and quality of resources in areas impacting financial reporting including, but not limited to conducting additional training programs for our employees to enhance their skill sets which will complement their work.

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

To address the material weakness in the Information Technology General Controls (ITGC) (Material Weakness F, noted above), the Company has taken the following measures:

•	We are enhancing the expertise in the area of IT control management. In addition, an outside service provider has been engaged to assist with the remediation efforts in the areas of weakness.

•
We are developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to logical access and change-management over IT systems impacting financial reporting.

•	We are developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes.

•	We are developing enhanced risk assessment procedures and controls related to changes in business and impact on related IT systems.
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
Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the period of the report. During 2019, the Company has filled certain key leadership roles in Accounting and Risk Management and is in the process of enhancing capabilities of that organization. The Company has engaged Senior Leadership across the various departments of the organization to have ownership of areas of controls and remediation. Performance measurement metrics across various levels of the organization have also incorporated controls remediation as a key element. In addition, an outside service provider has been engaged to assist with the remediation efforts in the areas of identified weaknesses.
In order to remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Change in Control and Severance Agreement
On May 23, 2019 each of our executive officers (other than our Executive Chairman and CEO) entered into a change in control and severance agreement with us providing for the payments and benefits described below. The form of the agreement is attached to this filing as Exhibit 10.30. The change in control and severance agreement provide for severance and change in control terms that are substantially similar to the terms set forth on the Form of Amended and Restated Executive Severance Benefit Agreement, which is incorporated by reference as Exhibit 10.9 to this filing (the “Prior Severance Agreement”), except that (i) the “change in control period” (as defined below) under the Prior Severance Agreement ends 24 months following a change in control and the executive was entitled to 100% vesting acceleration in the event of the executive’s disability under the Prior Severance Agreement.
The new agreements include reduced benefits such that if the executive officer’s employment is terminated by us other than for “cause,” death, or “disability” or he resigns for “good reason” (as such terms are defined in his change in control and severance agreement), in either case, outside the “change in control period” (as defined below), he will be eligible to receive the following payments and benefits:

•
continued payment for 12 months of his base salary in effect immediately before his termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction); and

•
Company payment of the monthly premium for the executive officer and his eligible dependents to continue health coverage pursuant to COBRA continuation coverage for up to 12 months following his termination date (or monthly taxable payments to him for the same period in lieu of our payment of such premiums).

If, on or after the 12-month period following a change in control (such period, the “change in control period”), the executive officer’s employment is terminated by us other than for cause, death, or disability or he resigns for “good reason”, he will be entitled to the following benefits:

•
a lump-sum payment equal to 100% of his annual base salary as of immediately before his termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction) or, if such amount is greater, as of immediately before the change in control;

•	a lump-sum payment equal to 100% of his target annual bonus (for the year of his termination);

•
company payment of the monthly premium for the executive officer and his eligible dependents to continue health coverage pursuant to COBRA continuation coverage for up to 12 months following his termination date (or monthly taxable payments to him for the same period in lieu of our payment of such premiums); and

•
100% accelerated vesting of all outstanding equity awards, and, with respect to equity awards with performance-based vesting, unless otherwise specified in the award agreements governing such equity awards, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels.

In the event of an executive officer’s termination due to his death, then 100% of the unvested portion of each of his equity awards will become immediately vested and exercisable.
The receipt of the payments and benefits above is conditioned on the executive officer timely signing and not revoking a release of claims, returning all documents and property belonging to us, resigning from all officer and director positions with us, and complying with the restrictive covenants applicable to him.
In addition, if any of the payments or benefits provided for under a change in control and severance agreement or otherwise payable to an executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, the executive officer will be entitled to receive either full payment of such payments and benefits or such lesser amount that will result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to him. No change in control and severance agreement requires us to provide any tax gross-up payments to the executive officers.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The following table sets forth the name, age and position of each of our executive officers as of December 31, 2018:

Name	Age	Position
Stuart C. Harvey, Jr.	57	Executive Chairman of the Board
Edgar O. Montes	58	President, Chief Executive Officer and Director
Ismail “Izzy” Dawood	47	Chief Financial Officer
Scott R. Rose	50	Chief Operating Officer
John G. Saia	46	Senior Vice President, General Counsel and Corporate Secretary
Ismail (Izzy) Dawood joined us as our Interim Chief Financial Officer in April 2018. He became Chief Financial Officer in October 2018. Prior to joining the Company, Mr. Dawood served as Chief Financial Officer of Santander Consumer USA Holdings Inc. between December 2015 and October 2017. He also served as Executive Vice President and Chief Financial Officer

of the Investment Services division of The Bank of New York Mellon Corporation (“BNY Mellon”) since April 2013, as Executive Vice President and Director of Investor Relations and Financial Planning and Analysis of BNY Mellon from June 2009 to March 2013 and as Senior Vice President and Global Head of Corporate Development and Strategy of BNY Mellon from November 2006 to May 2009. He also served in various senior roles at Wachovia Corporation, where he was employed from 1994 to 2006, including Managing Director of Structured Treasury Activities and Managing Director of Corporate Development. Mr. Dawood holds a master’s degree in business administration from the Wharton School of Business and a bachelor’s degree in finance from St. John’s University, Jamaica (Queens), New York. Mr. Dawood is a Chartered Financial Analyst (CFA) charterholder.
Scott R. Rose has served as our Chief Operating Officer since March 2019. Mr. Rose has served as the Company’s Senior Vice President, Customer Experience since June 2016. Prior to joining the Company, Mr. Rose held the position of Vice President, Customer Care with McKesson Corporation from 2006 to 2016. Prior to McKesson. Mr. Rose held various roles in 401k, Health & Welfare, Payroll and Six Sigma practices with Fidelity Investments. Mr. Rose holds a BA in Economics from the University of Florida and a Master of Business Administration from the M.J. Neeley School of Business at Texas Christian University.
John Saia joined us as our Senior Vice President, General Counsel and Corporate Secretary in January 2019. Prior to joining the Company, Mr. Saia served as General Counsel and Corporate Secretary for AcelRx Pharmaceuticals, Inc. between April 2018 and January 2019, where he led all legal and compliance activities worldwide. Prior to that, he spent more than a decade in numerous leadership roles on the legal team at McKesson Corporation, including Corporate Secretary and Associate General Counsel. In addition to holding positions at several highly respected law firms, Mr. Saia also held roles at the U.S. Securities and Exchange Commission and the U.S. Department of Justice. Mr. Saia graduated cum laude from Santa Clara University and holds a Juris Doctorate from The George Washington School of Law.
Please see “Directors” below for the biography of Messrs. Harvey and Montes.

Directors

The following table sets forth the name, age and class of each of our directors as of December 31, 2018:

Name	Age	Position	Class	Term Expiration Year
Stuart C. Harvey, Jr.	57	Executive Chairman	Class III	2021
Thomas A. Bevilacqua (2)(3)	62	Lead Independent Director	Class III	2021
Bruce G. Bodaken (1)	67	Director	Class III	2021
Carol A. Goode (2)(3)	65	Director	Class II	2020
Jerome D. Gramaglia (2)(3)	63	Director	Class I	2022
Robert L. Metzger (1)	51	Director	Class I	2022
George P. Scanlon (1)	61	Director	Class II	2020
Edgar O. Montes	58	President, Chief Executive Officer and Director	Class I	2022
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee
Directors
Stuart C. Harvey, Jr. has served as Executive Chairman of our Board since September 2018. Mr. Harvey is currently the Non-Executive Chairman of Paysafe Group, a multinational payments company. Previously, Mr. Harvey served as President and Chief Operating Officer of Piper Jaffray Companies where he was responsible for the operations of the company’s global investment banking, equities, public finance, fixed income and asset management businesses. Mr. Harvey was with Elavon Global Acquiring Solutions, Inc. from 2003 to 2010, and in 2010, he became the Chairman, President and Chief Executive Officer of Ceridian Corporation. In 2013, Mr. Harvey became Chairman and Chief Executive Officer of Comadara, Inc., a subsidiary that was split off by Ceridian that managed fleet and corporate card payments and services, while continuing to serve as Executive Chairman of Ceridian. Mr. Harvey received a bachelor’s degree from Saint John’s University, an M.B.A. from the Kellogg School of Management at Northwestern University and a J.D. from the George Washington University Law School. He also serves on the board of directors of Trustwave Holdings, Inc. and on the board of trustees of Saint John’s University. We believe that Mr. Harvey possesses specific attributes that qualify him to serve as a member of our Board, including his past business and operational experience.
Thomas A. Bevilacqua has served as a member of our Board since November 2009, as a member of our Compensation Committee since February 2010, as a member of our Nominating and Corporate Governance Committee since February 2011, and as Lead Independent Director since October 2018. Mr. Bevilacqua has served as a Managing Director with Vantage Point Capital Partners, a venture capital firm, since November 2007, where he focuses on investments in the Internet and information technology market. Since 2007, Mr. Bevilacqua has also served as a Managing Director of Gain Capital, a global leader in online trading. Prior to joining Vantage Point, Mr. Bevilacqua served as Executive Vice President of E*TRADE Financial from 1997 to 2002, where he served in a variety of operational roles and established E*TRADE’s acquisition and investment strategies. While at E*TRADE, Mr. Bevilacqua founded ArrowPath Venture Partners, an early stage venture capital fund that was later spun out from E*TRADE, and served as the Managing Partner of that firm from 1999 to November 2007. Mr. Bevilacqua was previously a partner at two leading Silicon Valley law firms, Brobeck, Phleger & Harrison LLP and Orrick, Herrington & Sutcliffe LLP. Mr. Bevilacqua received a J.D. from the University of California, Hastings College of the Law and a B.S. in business administration from the University of California at Berkeley. We believe that Mr. Bevilacqua possesses specific attributes that qualify him to serve as a member of our Board and to serve as a member of our Compensation Committee and Nominating and Corporate Governance Committee, including his knowledge of technology investments and Internet services, his financial literacy and his general business and legal experience.
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
Carol A. Goode has served as a member of our Board and a member of our Nominating and Corporate Governance Committee and Compensation Committee since April 2019. Previously, Ms. Goode served as the Senior Vice President and Chief Human Resources Officer of Brocade Communications Systems, Inc., a technology company specializing in data and storage networking products, from May 2013 through January 2018. Prior to joining Brocade, Ms. Goode served as a business consultant and advisor to various companies both in Silicon Valley and nationally since 1987. From 1997 to 2001, Ms. Goode served as the Vice President of Human Resources to Bay Networks, Inc., which was acquired by Nortel Networks Corp in 1998 where Ms. Goode continued in her role. Ms. Goode holds an M.B.A. from Duquesne University and a B.S. from Indiana University of Pennsylvania. We believe Ms. Goode possesses specific attributes that qualify her to serve as a member of our Board, including her significant business experience and expertise in human resources.
Jerome D. Gramaglia has served as a member of our Board since November 2002, as a member of our Compensation Committee since October 2003, as Chairman of our Compensation Committee since July 2005 and as a member of our Nominating and Corporate Governance Committee since August 2014. Mr. Gramaglia is a private investor/advisor to consumer-oriented technology start-ups. From March 2011 to July 2011, Mr. Gramaglia served as interim Chief Executive Officer and President of Acxiom Corporation (now LiveRamp), a leading provider of marketing data, services and technology. Mr. Gramaglia previously served as Partner for ArrowPath Venture Partners and as President and Chief Operating Officer for E*TRADE Group, Inc., a leading provider of electronic financial services. Mr. Gramaglia has also served on the boards of directors of Coldwater Creek, a national retailer of women’s apparel, from June 2004 to September 2013 and Acxiom (now LiveRamp) since August 2009, where he currently serves as Non-Executive Chairman of the Board. Mr. Gramaglia received a B.A. in Economics from Denison University. We believe Mr. Gramaglia possesses specific attributes that qualify him to serve as a member of our Board and to serve as Chairman of our Compensation Committee, including his experience in various executive roles of a public company, his service on the Board of other public companies and his marketing, financial, technology and management expertise.
Robert L. Metzger has served as a member of our Board since February 2016, as a member of our Audit Committee since February 2016 and as Chairman of our Audit Committee since February 2017. Since 2016, Mr. Metzger has been serving as a Senior Director at William Blair & Company. He previously served as a Partner from 2005-2015 after joining the firm in 1999. He also served as the Head of the Technology and Financial Services Investment Banking Groups from 2011-2015 and 2007-2015, respectively. During his career of over 15 years at William Blair, he completed in excess of 100 transactions and also acted as Chairman of William Blair & Company’s audit committee from 2013-2015. Prior to joining William Blair & Company, he worked from 1990-1994 at Price Waterhouse in Audit and Audit Advisory Services, in the Financial Institutions Group at A.T Kearney,

Inc. from 1995-1997 and in the Investment Banking Division of ABN AMRO Incorporated from 1997-1999. Currently, Mr. Metzger is a Clinical Assistant Professor of Finance at the University of Illinois. Mr. Metzger has also served on the Board of Directors and as the audit committee chair of USA Technologies since May 2016. Previously, Mr. Metzger served on the Board of Directors and as the chair of the audit committee of Millennium Trust from March 2016 to March 2018 and on the Board of Directors and as the Special Committee Chair of JetPay Corporation from November 2017 to December 2018. Mr. Metzger holds an MBA with concentrations in finance and strategy from J.L. Kellogg Graduate School of Management, Northwestern University and a B.S. in Accountancy from the University of Illinois at Urbana-Champaign. We believe Mr. Metzger possesses specific attributes that qualify him to serve as a member of our Board, including his significant experience as an investment banker and his financial and accounting expertise.
George P. Scanlon has served as a member of our Board and Audit Committee since October 2018. He is an accomplished executive and private investor, previously serving as Chief Executive Officer of Fidelity National Financial, Inc. from October 2010 to December 2013. Mr. Scanlon joined FNF as Chief Operating Officer in June 2010 from FIS, where he served as Executive Vice President of Finance. Prior to the acquisition by Fidelity National Information Services of Metavante Corporation in October 2009, Mr. Scanlon served as the Chief Financial Officer for FIS. He also served as the Chief Financial Officer for BFC Financial Corporation and Levitt Corporation. In addition to WageWorks, he currently serves on the boards of Landstar System and Cyndx Holdco Inc. (private financial technology firm). We believe Mr. Scanlon possesses specific attributes that qualify him to serve as a member of our Board and Audit Committee, including his leadership, operational and financial experience at high-growth business services organizations.
Edgar O. Montes has served as our President since December 2016 and as Chief Executive Officer and a member of our Board since April 2018. Prior to his appointment as Chief Executive Officer, Mr. Montes served as our Chief Operating Officer from December 2012 to April 2018. He also held the position of Senior Vice President, Service Delivery Operations from March 2007 to December 2012, and also held the position of Vice President, Operations from November 2006 until March 2007. Prior to joining us, Mr. Montes served in various positions with American Express, most recently as Vice President - Customer Service, where he was responsible for overseeing customer service, from December 1982 until November 2006. Mr. Montes holds an M.B.A., a B.S. in Accounting and a B.S. in Real Estate from Arizona State University. We believe that Mr. Montes possesses specific attributes that qualify him to serve as a member of our Board, including his past business experience and his perspective as our Chief Executive Officer, which brings operational expertise to our Board.
There are no family relationships among any of the directors or executive officers.
Board Meetings and Committees
The Board held 21 meetings during fiscal 2018. The Audit Committee held 22 meetings, the Compensation Committee held 8 meetings and the Nominating and Corporate Governance Committee did not hold any meetings during fiscal 2018. During 2018, no Board member with the exception of Mr. Jackson, attended fewer than 75% of the aggregate of all meetings of the Board during his or her tenure.
Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee all operate under charters approved by our Board, which charters are available on our website at http://www.WageWorks.com - “About” - “Investor Relations” - “Corporate Governance Documents.”
The non-employee members of the Board also meet in executive session without management present on a regular basis. Mr. Bevilacqua, the current Lead Independent Director, serves as presiding director of these executive sessions.
Audit Committee
Our Audit Committee is comprised of Messrs. Bodaken, Metzger and Scanlon, each of whom is a non-employee member of our Board. Mr. Metzger is Chairman of our Audit Committee as of February 2017. Messrs. Metzger and Scanlon are both financial experts, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication as defined in the rules of the NYSE. Our Audit Committee is responsible for, among other things:

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
The Audit Committee held 22 meetings during the last fiscal year.
Compensation Committee
Our Compensation Committee is comprised of Mr. Bevilacqua, Ms. Goode, and Mr. Gramaglia. Mr. Gramaglia is Chairman of our Compensation Committee. The Compensation Committee is responsible for, among other things:

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
The Compensation Committee held 8 meetings during the last fiscal year.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is comprised of Mr. Bevilacqua, Ms. Goode and Mr. Gramaglia. Mr. Bevilacqua is Chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things:

•	assisting our Board in identifying prospective director nominees and recommending nominees for each Annual Meeting of Stockholders to the Board;

•
evaluating director compensation, consulting with outside consultants and/or with our human resources department when appropriate, and making recommendations to our Board regarding director compensation;

•	reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board;

•	reviewing the succession planning for our executive officers;

•	overseeing the evaluation of our Board, its committees and management; and

•	recommending members for each Board committee to our Board.
The Nominating and Corporate Governance Committee did not hold any meetings during the last fiscal year.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.
Based solely on our review of such reports received or written representations from certain Reporting Persons, the Company believes that during fiscal 2018, all Reporting Persons complied with all applicable reporting requirements.
Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Mr. Bevilacqua, Ms. Goode and Mr. Gramaglia. No interlocking relationship exists between our Board or Compensation Committee and the Board or Compensation Committee of any other entity, nor has any interlocking relationship existed in the past.
Board Leadership Structure
The Company’s Corporate Governance Principles provides that the Board shall fill the Chairman of the Board and Chief Executive Officer positions based upon the Board’s view of what is in the best interests of the Company. The Chief Executive Officer and Chairman may, but need not be, the same person. In the event that the Chairman is an executive officer of the Company, the Board will also appoint a Lead Independent Director.
Since April 2018, the Board has determined that having separate individuals serve in the role of Chairman of the Board and Chief Executive Officer is in the best interest of the Company’s stockholders, and that the separation in roles provides the right foundation to pursue strategic and operational objectives while enhancing oversight and objective evaluation of corporate performance. The Chairman directs the operations of the Board and is responsible for the overall management and effective functioning of the Board. Mr. Harvey currently serves as our Executive Chairman of the Board. Mr. Montes, our President and Chief Executive Officer, is responsible for setting the strategic direction for the Company as well as the day to day leadership and performance of the Company.
Though the Chairman and Chief Executive Officer positions are held by different persons, the Board also recognized that having a Lead Independent Director was important for strong independent oversight at this time. The Lead Independent Director communicates with the Chief Executive Officer and raises issues with management on behalf of the outside directors when appropriate. In addition, the Lead Independent Director supports and advises the Executive Chairman with respect to certain operational responsibilities and serves as liaison between the Executive Chairman and the independent directors. Mr. Bevilacqua currently serves as our Lead Independent Director.
Policy for Director Recommendations
It is the policy of the Nominating and Corporate Governance Committee to consider recommendations for candidates to the Board from stockholders holding at least one percent (1%) of the fully diluted capitalization of the Company continuously for at least 12 months prior to the date of the submission of the recommendation.
A stockholder that wants to recommend a candidate for election to the Board should send the recommendation by letter to WageWorks, Inc., 1100 Park Place, Fourth Floor, San Mateo, California 94403, Attention: General Counsel. The recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of the Company’s stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership, addressing issues of character, integrity, judgment, diversity of experience, diversity of perspective, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like and personal references.

The Nominating and Corporate Governance Committee will use the following procedures to identify and evaluate any individual recommended or offered for nomination to the Board:

•
The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders in the same manner as candidates recommended to the Nominating and Corporate Governance Committee from other sources;

•	In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Corporate Governance Committee will consider the following:

•	The current size and composition of the Board and the needs of the Board and the respective committees of the Board;

•
Without assigning any particular weighting or priority to any of these factors, such factors as character, integrity, judgment, diversity of experience, diversity of perspective, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like; and

•	Other factors that the Nominating and Corporate Governance Committee may consider appropriate;

•
The Nominating and Corporate Governance Committee requires the following minimum qualifications, which are the desired qualifications and characteristics for Board membership, to be satisfied by any nominee for a position on the Board:

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

•
If the Nominating and Corporate Governance Committee determines that an additional or replacement director is required, the Nominating and Corporate Governance Committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Nominating and Corporate Governance Committee, the Board or management; and

•	The Nominating and Corporate Governance Committee may propose to the Board a candidate recommended or offered for nomination by a stockholder as a nominee for election to the Board.
Policies and Procedures for Communications to Non-Employee or Independent Directors
In cases where stockholders wish to communicate directly with our non-employee directors, messages can be sent to our General Counsel, at corporatesecretary@wageworks.com, or to WageWorks, Inc., 1100 Park Place, Fourth Floor, San Mateo, California 94403, Attention: General Counsel. Our General Counsel or Legal Department shall review all incoming stockholder communications (except for mass mailings, product complaints or inquiries, job inquiries, business solicitations and patently offensive or otherwise inappropriate material) and, if appropriate, route such communications to the appropriate member(s) of the Board or, if none is specified, to the Lead Independent Director. Our General Counsel may decide in the exercise of his judgment whether a response to any stockholder communication is necessary and shall provide a report to the Nominating and Corporate Governance Committee on a quarterly basis of any stockholder communications received for which the General Counsel or Legal Department has determined no response is necessary.
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
Corporate Governance Principles
The Board has adopted Corporate Governance Principles that addresses the role and composition of, and policies applicable to, the Board. The Nominating and Corporate Governance Committee will periodically review the policy and report any recommendations to the Board. The Corporate Governance Principles are available on the Company’s website at http://www.WageWorks.com - “About” - “Investor Relations” - “Corporate Governance Documents.”
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
As of December 31, 2018, none of our executive officers and none of our directors were parties to 10b5-1 trading plans. In accordance with our policy, our officers and directors may also choose to enter into 10b5-1 trading plans in the future. The Company does not undertake any obligation to report Rule 10b5-1 trading plans that may be adopted by any of its officers and directors in the future, or to report any modifications or terminations of any publicly announced plan, except to the extent required by law.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the Company’s executive compensation philosophy, the principles that govern the executive compensation program, the material elements of the 2018 executive compensation program for the Company’s Named Executive Officers (“NEOs”), and how and why the independent Compensation Committee and the independent members of the Board determined the specific compensation elements that comprised the 2018 executive compensation program.
The 2018 NEOs were:

•	Edgar O. Montes, our President and Chief Executive Officer, or CEO;

•	Stuart C. Harvey, Jr., our Executive Chairman of the Company;

•	Ismail (Izzy) Dawood, our Chief Financial Officer, or CFO;

•	Joseph L. Jackson, our former Chairman of the Board and Chief Executive Officer and former Executive Chairman of the Company;

•	Colm M. Callan, our former Chief Financial Officer; and

•	Kimberly L. Wilford, our former Senior Vice President, General Counsel and Corporate Secretary.

A summary of the changes to our executive team and board of directors since the beginning of 2018 is included in the “Overview - Executive and Director Changes” section below.

Overview
The last year has been a period of significant transition for our business, including within our management team. As previously disclosed on April 5, 2018, the Board concluded that our financial statements for (i) the quarterly and year-to-date periods ended June 30 and September 30, 2016, (ii) the year ended December 31, 2016 and (iii) the quarterly and year-to-date periods ended March 31, June 30 and September 30, 2017 (collectively, the “Non-Reliance Periods”) should be restated and should no longer be relied upon (the “Announced Restatement”). The determination was made upon the recommendation of the Audit Committee as a result of the investigation described below and after consultation with our then independent auditors and management team. The investigation included a review of certain issues, including revenue recognition, related to the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment, the timing of revenue recognition under certain contracts and arrangements, and the impairment assessment for KP Connector, our internal use software, among other matters.
On September 12, 2018, in response to concerns raised by KPMG LLP (“KPMG”), the Board formed a Special Committee of members of the Board (the “Special Committee”), independent from the Audit Committee. The Special Committee was tasked with carrying out an independent investigation and review of the procedures, scope and findings of the Audit Committee’s investigation of the concerns raised by KPMG as well as the additional allegations made by former management’s counsel noted in the Company’s Form 8-K filed with the SEC on November 6, 2018, with full authority to take whatever follow-up measures it deemed appropriate. The Special Committee has concluded its investigation. Among its findings, the Special Committee determined: that the Audit Committee’s investigation, conducted with the assistance of two independent professionals, Paul Hastings LLC and Sidley Austin LLP, was adequate; that the Audit Committee had a reasonable basis for its conclusion that no illegal acts had occurred; that Paul Hastings did not see communications or correspondence about KP Connector that they should have followed up on; and that neither the Audit Committee members nor Edgar Montes, then the Company’s President and Chief Operating Officer, knew that information regarding the government contract had not been timely disclosed to KPMG.
These events created significant uncertainty in our business, including in our financial performance for the year, which was below that of prior years, as described in the “2018 Financial and Operational Highlights.” This uncertainty was further enhanced by the restructuring of our management team as described in the “Management Changes” section below.
2018 Financial and Operational Highlights
The Company’s financial and operational results in 2018 are described below:

•	A $3.9 million decrease in total revenue year-over-year (from $476.1 million in 2017 to $472.2 million in 2018);

•	GAAP net income of $26.0 million or $0.64 (40,434 thousand shares) per diluted share, as compared to GAAP net income in 2017 of $54.4 million or $1.38 (39,415 thousand shares) per diluted share;

•	A 16.8% decrease in non-GAAP Adjusted EBITDA year-over-year (from $146.6 million in 2017 to $122.0 million in 2018);

•	Maintained high customer and participant satisfaction and retention scores; and

•	Maintained a greater than 90% annual renewal rate for enterprise clients (based on annual revenue).
2018 Executive and Director Changes
On April 5, 2018, executing on the Company’s long-standing succession plan, and in order to provide a seamless transition of leadership, we announced changes to our management team:

•	Mr. Jackson resigned from his position as Chief Executive Officer, and was appointed Executive Chairman of the Company, a position he held until his resignation on September 6, 2018;

•	Mr. Montes was appointed President and Chief Executive Officer, and appointed to serve as a member of the Board;

•
Mr. Callan resigned from his position as Chief Financial Officer, and continued his employment with us to effect a seamless transition to the incoming interim chief financial officer, followed by the termination of his employment on July 4, 2018; and

•
Ms. Wilford resigned from her position as Senior Vice President, General Counsel and Corporate Secretary of the Company, and continued employment with us to effect a seamless transition, followed by the termination of her employment on July 4, 2018.

On April 9, 2018, the Board approved the appointment of Mr. Dawood as Interim Chief Financial Officer and principal financial officer of the Company, effective immediately.

On September 6, 2018, Mr. Jackson resigned from his positions as Executive Chairman of the Company and member of the Board, effective immediately, the Board appointed Mr. Harvey as Executive Chairman of the Company and member of the Board, effective as of September 10, 2018, and Marianne Byerwalter resigned from the Board due to family reasons.
On October 15, 2018, Mr. Dawood was appointed the full-time CFO.
On October 24, 2018, Mr. Larson resigned from the Board to care for a relative, and the Board appointed George P. Scanlon to the Board and as a member of the Audit Committee of the Board, effective immediately.
On January 11, 2019, the Board approved the appointment of Mr. Saia as our Senior Vice President, General Counsel and Corporate Secretary, effective January 14, 2019.
On March 11, 2019, the Board approved the appointment of Mr. Rose as our Chief Operating Officer, effective on March 12, 2019.
On April 4, 2019, the Board approved the appointment of Carol A. Goode to the Board and as a member of the Nominating and Corporate Governance Committee and the Compensation Committee, effectively immediately.
2018 NEO Key Compensation Decision Summary
It is against this backdrop that we made the following key compensation decisions in 2018 with respect to our NEOs. In making these decisions, the independent Compensation Committee and the independent members of the Board considered a number factors, including the impact of the Announced Restatement and the related investigations and litigation, our executive compensation philosophy and objectives as described in greater detail below, our business performance, individual past and expected future contributions to our business, including potential contributions to assist with completing the Announced Restatement and cooperating in the related investigations and litigations:

New Employment Arrangements	Edgar Montes
We entered into an at-will employment agreement with Mr. Montes in connection with his promotion in April 2018 that provided him with increases to his base salary and annual performance-based incentive compensation opportunity and severance and change in control benefits, which were market competitive and designed to recognize his increased role and responsibilities in his new position as CEO.

A summary of Mr. Montes’ at-will employment agreement is provided under the “2018 NEO Compensation” below.

Stuart C. Harvey, Jr.
We entered into at-will employment offer letters with Messrs. Harvey and Dawood in September 2018 and October 2018, respectively, in connection with their hiring providing for market-competitive compensation opportunities, including salary, annual performance-based incentive compensation opportunity, equity award opportunities, and limited perquisites and one-time payments that we believe were necessary to have them join us.

A summary of these agreements is provided under the “2018 NEO Compensation” discussion below.

Ismail (Izzy) Dawood
Transition and New Arrangements	Joseph Jackson
We entered into new employment agreement with Mr. Jackson and transition agreements with each of Mr. Callan and Ms. Wilford in April 2018 in connection with our Announced Restatement that honored their contractual severance obligations and provided them with additional cash compensation if they remained with us and assisted with the filings related to our Announced Restatement and the related investigations and litigations, and entered into an effective release of claims with us.

For Mr. Jackson, we also reduced his base salary and annual performance-based incentive compensation opportunities downward to reflect his new role as Executive Chairman.

A summary of these agreements is provided under the “2018 NEO Compensation” discussion below.

Colm Callan
Kimberly Wilford
No Executive Bonus Plan
We did not implement a formal financial-metric-based executive bonus plan in 2018 due to the uncertainties arising from the Announced Restatement, including the unreliability of historical financial performance resulting from the Announced Restatement. Instead, the Compensation Committee, in making its decisions on 2018 bonuses, focused on the new management team's ability to complete the financial restatement and promote operational stability, as described in greater detail below.

Following the end of 2018, we approved bonuses to each of Messrs. Montes, Harvey and Dawood as described under the "2018 NEO Compensation Decisions" discussion below.

Impact of 2018 NEO Compensation Decisions
As a result of the decisions described above and the events surrounding our Announced Restatement, our NEOs (other than Messrs. Harvey and Dawood) received, in certain cases, cash bonuses in furtherance of specific objective and the payment of severance benefits pursuant to their contractual rights. However, the opportunity to realize compensation on the prior cash and equity awards granted to these NEOs was significantly reduced, including the following cash and equity items were forfeited:

•	Annual cash bonus opportunities under the 2017 bonus plan and for 2018 plan year were forfeited for Messrs. Jackson and Callan and Ms. Wilford;

•	Performance-based equity awards for which the performance period had not yet been completed were forfeited in their entirety by Mr. Callan and Ms. Wilford, and in part by Mr. Jackson; and

•	Unvested time-based equity awards were forfeited in their entirety by Mr. Callan (other than with respect to his remaining unvested new hire awards) and Ms. Wilford, and in part by Mr. Jackson.
Due to the performance of our stock price since the Announced Restatement, a substantial portion of each of these NEOs stock options have an exercise price below $43.56, our average weighted trading day price over the last 30 trading days prior to May 13, 2019.
As a result, the compensation that each of these NEOs has realized or that is realizable for the last three fiscal years is substantially less than the NEO’s target compensation opportunities for that year. See table below for additional information.
Realized/Realizable Compensation: Substantial Reduction as a Result of the Announced Restatement
The amounts that have been realized, or could be realized upon the settlement of equity awards, for all these NEOs is substantially below the amounts set forth in the Summary Compensation Table in the Company’s 2017 or 2016 proxy statements.  The reduction reflects the forfeiture of certain equity awards upon the termination of the NEO’s service and/or the decrease the Company’s stock price that impacts all Company equity awards granted in those years. While no equity awards were provided to any director or employee during 2018 as a result of the Announced Restatement, we anticipated making equity awards to our directors and certain employees, including Mr. Montes, for 2018 contributions once we have completed all of our required filings with the SEC.

Name	Year	Salary ($)	Bonus ($)	Non-equity Incentive Plan Comp ($)	Stock Awards	Option Awards	Realizable Stock / Option Awards ($)(1)	All Other Comp ($)	Total ($)	Total Realized / Realizable Compensation ($)(2)
Joseph Jackson	2018	456,058	300,000	—	—	—	—	276,904	1,032,962	1,032,962
	2017	742,308	700,000	—	7,230,000	2,663,560	2,439,360	14,780	11,350,648	3,896,448
	2016	689,680	—	875,000	3,272,250	1,661,670	2,907,630	13,509	6,512,109	4,485,819
Edgar Montes	2018	546,924	180,000	—	—	—	—	6,600	733,524	733,524
	2017	486,462	—	613,500	5,422,500	2,663,560	3,267,000	13,530	9,199,552	4,380,492
	2016	403,926	—	386,250	2,181,500	1,246,253	2,178,000	11,279	4,229,208	2,979,455
Colm Callan	2018	199,500	180,000	—	—	—	—	251,220	630,720	630,720
	2017	383,877	—	—	4,338,000	1,997,670	—	6,480	6,726,027	390,357
	2016	343,337	—	262,650	2,181,500	1,246,253	—	6,360	4,040,100	612,347
Kimberly Wilford	2018	201,692	160,000	—	—	—	—	253,803	615,495	615,495
	2017	373,831	—	—	4,338,000	1,997,670	—	6,480	6,715,981	380,311
	2016	333,239	—	254,925	1,745,200	830,835	—	5,679	3,169,878	593,843

(1)
Represents the amount realizable with respect to stock awards (PSUs) and options granted in the year, calculated based on $43.56 per share (and for options reduced by applicable exercise price) multiplied by number of shares vested as of December 31, 2018, except as provided in the last sentence of this footnote. All options are out-of-the-money based on this assumption. For 2016 PSUs and 2017 PSUs, represents the target number of shares and, in the case of Mr. Jackson, pro-rated based on the number of days he was employed during the applicable performance period (89% for 2016 PSUs and 56% for 2017 PSUs)

(2)	Represents sum of cash amounts paid or earned, plus “Realizable Stock/Option Awards” and “All Other Compensation.”

Please see “Summary Compensation Table” for a more detailed look at the target compensation of each of these NEOs for the years 2016 through 2018.
In addition, as described in greater detail in the “Compensation Recovery (“Clawback”) Policy” section of this report, we are reviewing our rights with respect to clawing back compensation for 2016. In view of ongoing governmental investigations and shareholder litigation related to the Announced Restatement, we have not yet made a determination to seek recovery, but reserve all rights to do so at such time as our Board deems appropriate.
Executive Compensation-Related Policies and Practices
We seek to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee evaluates our compensation governance standards to assess whether they are consistent with best market practices and are appropriate for making compensation decisions that further our executive compensation philosophy and objectives.
In May 2019, the Board, after a review by the Compensation Committee of the compensation practices within the broader market and input from Compensia, Inc., a national compensation consulting firm, approved the following changes to certain governance policies in order to further align our executive interests with those of our stockholders:

•
Adopted a Compensation Recoupment Policy (“Recoupment Policy”) that both expanded and clarified the previous policy that was incorporated into our executive cash incentive compensation plan. The new Recoupment Policy applies to all cash and equity performance-based incentive awards to our executive officers going forward. If we are required under the federal securities law to restate our financials to correct an error and the compensation recognized from any executive officer’s cash or equity performance-based incentive awards covered by the Recoupment Policy is based on a materially inaccurate financial or operating measure, then the Recoupment Policy applies to any compensation recognized from these awards within the three-year period preceding the announced restatement. See “Compensation Recovery (“Clawback”) Policy discussion below for more details.

•	Adopted new stock ownership guidelines that provided more rigorous ownership requirements for directors and executive officers. See “Stock Ownership Guidelines” discussion below for more details.
The following summarizes our executive compensation and related policies and practice.

	What We Do		What We Don’t Do
✓
Pay-for-Performance Philosophy. The majority of our executives’ compensation is directly linked to corporate performance; we also structure their target total direct compensation opportunities with a significant long-term equity component, thereby making a substantial portion of each executive’s target total direct compensation aligned with stockholder interests.
✗
No “Golden Parachute” Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any tax liability that the NEOs might owe as a result of the application of Sections 280G or 4999 of the IRC.

✓
Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors and has established effective means for communicating with stockholders regarding their executive compensation ideas and concerns.
✗
No Special Retirement Plans. We do not offer, nor do we have plans to provide, pension arrangements, retirement plans or nonqualified deferred compensation plans or arrangements exclusively to our executive officers.

✓
Independent Compensation Committee Advisor. The Compensation Committee engaged its own independent compensation consultant to assist with compensation decisions. This consultant performed no other consulting or other services for the Company.
		✗	No Special Health or Welfare Benefits. Our executive officers participate in the same company-sponsored health and welfare benefits programs as our other full-time, salaried employees.
✓	Annual Executive Compensation Review. The Compensation Committee conducts an annual review and approval of our compensation strategy.	✗	No Hedging and Pledging. We prohibit our employees, including our executive officers, and directors from pledging our securities or engaging in hedging transactions with respect to our securities.
✓
Multi-Year Vesting/Performance Requirements. Historically, the equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with market practice and our retention objectives.
✗
No Fixed Term Employment Agreements or Guarantees of Employment or Compensation. We do not currently have any fixed term employment agreement with any employees or provide for any guaranteed payments of future compensation.

✓
Compensation At-Risk. Our executive compensation program is designed so a significant portion of compensation is “at risk” based on our performance through our short-term cash and long-term incentive compensation opportunities.
		✗	No Stock Option Repricing or Exchange. Our 2010 Plan does not permit us to offer an option repricing or exchange program without the prior consent of our stockholders.
✓	Limited Perquisites. We do not provide perquisites or other personal benefits to our executive officers, except where they serve a legitimate business purpose.	✗
No Single-Trigger Change in Control Cash Payments or Acceleration of Time-Based Equity Awards. Change in control cash payments and change in control equity acceleration for time-based equity awards require both an involuntary termination and change in control, commonly referred to as a “double-trigger.”  Due to the difficulty in assessing performance against targets through a multi-year performance period that is truncated by occurrence of a change in control, our performance-based equity awards provide that on a change in control they are treated as though they were time-based awards that vested over the multi-year, performance period. The result of this structure is that upon a change in control, there will naturally be some vesting of these awards because of the time-served since grant.

✓
Compensation Recovery Policy. In May 2019, we adopted a compensation recovery (“clawback”) policy that provides that, if we are required to prepare an accounting restatement to correct an error and an executive recognizes compensation from cash or equity performance-based compensation based on a materially inaccurate financial or operating measure, we may recover from the executive officer any such incentive compensation covered by the policy during the three-year period preceding the announced restatement, and generally based on erroneously received amounts. Prior to the adoption of this policy, we maintained similar policy that applied to cash incentive awards erroneously paid or awarded under our executive bonus plan due to an accounting restatement. See “Compensation Recovery (“Clawback”) Policy discussion below for more details.

✓
Stock Ownership Guidelines. In May 2019, we adopted robust stock ownership guidelines in order to encourage stock ownership among our directors and executive officers. These ownership guidelines replaced the prior ownership and retention guidelines we had in place since 2014. See “Stock Ownership Guidelines” and “Equity Retention Guidelines for Non-Employee Directors” sections below.

✓
Succession Planning. We review the risks associated with our key executive officer positions to ensure adequate succession plans are in place. In particular, the Nominating and Corporate Governance Committee reviews the short- and long-term strategies and interests of WageWorks to determine what current and future skills and experience are required of the Board in exercising its oversight function.

✓
Conduct an Annual “Say-on-Pay” Vote. We conduct an annual “say-on-pay” vote on the compensation of our NEOs at our annual meeting. In April 2017, we conducted a “say-on-pay” vote, at our Annual Meeting of Stockholders. Our stockholders approved on an advisory basis the compensation of the NEOs, with more than 99% of the votes cast in favor of our executive compensation program. We intend to conduct our next “say-on-pay” vote at our annual meeting this year.

Compensation Philosophy and Objectives
Our past and future success is built on our ability to leverage our expertise, expand the breadth and quality of its solutions, enhance our technology platforms, and manage our operations efficiently and effectively. To support these objectives, our executive compensation program is designed to:

•	attract and retain talented executives, who possess the proven experience, knowledge, skills, and leadership criteria critical to our success

•	motivate these executives to achieve our business objectives and uphold its core values;

•
reward executives who can directly influence overall performance by linking a greater portion of their target total direct compensation opportunity to short-term and long-term incentives than most other employees;

•	promote teamwork within the executive team, while also recognizing the unique role each executive plays in our success; and

•	ensure alignment of the interests of executives and stockholders to promote the short-term and long-term growth of the business, and increase shareholder value.
In 2018, our executive compensation was designed to achieve these same objectives, and to achieve additional objectives of completing the requisite filings and assisting with the investigations and litigations relating to the Announced Restatement.
Compensation-Setting Process
Role of the Compensation Committee
The Compensation Committee designs and oversees our executive compensation program in accordance with our policies and practices and within in the framework of our executive compensation philosophy and objectives. The Compensation Committee has the final decision-making authority for the compensation of the NEOs, but may, in its discretion, seek the full approval of the independent members of the Board on executive compensation matters if it deems appropriate. All Compensation Committee decisions are reported to the independent members of Board as a corporate governance practice. Each member of the Compensation Committee member qualifies as (i) an “independent director” under the listing standards of the NYSE and (ii) a “non-employee director” under Exchange Act Rule 16b-3.
The Compensation Committee generally reviews the executive compensation program at the beginning of each year, including any incentive compensation plans and arrangements to determine whether they are appropriately aligned with our business strategy and achieving desired objectives. To ensure compensation opportunities are aligned with overall corporate objectives, for any NEOs reporting to the Chief Executive Officer, the Compensation Committee discusses the performance target compensation opportunities with the Chief Executive Officer, and for any NEOs that report to the full Board, including, the CEO and Executive Chairman in 2018, the Compensation Committee discusses their performance and target compensation opportunities with the independent members of the Board. In 2018, due to the Announced Restatement and the uncertainties regarding our historical financial results, the Compensation Committee did not establish formal financial-metric-based cash and equity incentive compensation arrangements, but instead provided target opportunities for retaining and recruiting new management to provide stability to our organization.
As part of its review, the Compensation Committee also considers market trends and changes in competitive compensation practices, as further described below. The Compensation Committee does not “benchmark” the compensation of the NEOs. Rather, it references the competitive data derived from the compensation market reference group for each of element of total target cash compensation (base salary plus annual incentive compensation), long-term incentive compensation, and target total direct compensation (total target cash plus long-term incentive compensation). The Compensation Committee exercises its judgment in determining the compensation of each NEO and may set the level of an individual compensation element or target total direct compensation outside this percentile range when we determine that it is necessary or appropriate to reflect individual and/or Company performance, role scope, and internal equity.
The Compensation Committee does not weight any of these or other factors in any predetermined manner, nor does it apply any formulas in developing our executive compensation. The members of the Compensation Committee consider all of this information in light of their individual experience and knowledge of our company, our executive compensation philosophy and objectives, the competitive market and each NEO’s individual performance.
The Compensation Committee’s authority, duties, and responsibilities are described in our charter, which is reviewed annually and revised and updated as warranted. The charter is available on our corporate website at http://ir.wageworks.com.
Role of Management
The Chief Executive Officer works closely with the Compensation Committee in determining the compensation of the other NEOs who report to him. The Chief Executive Officer reviews the performance of the other NEOs who report to him for the previous year, and shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation. These recommendations concern the base salary, annual incentive compensation, and long-term incentive compensation for each NEO (other than himself and our Executive Chairman) based on our results and the individual NEO’s contribution to these results. The Compensation Committee then reviews these recommendations and considers the other factors described above and make decisions as to each individual compensation element for the NEOs. The Chief Executive Officer also historically assists us with the identification of performance objectives for the annual executive bonus plan. As discussed above, we did not have a formal annual executive bonus plan in 2018.
Our executive officers typically attend Compensation Committee meetings, except for executive sessions (unless specifically requested by the Compensation Committee to be present). No NEO attends an executive session at which his or her compensation is considered.
Role of Compensation Consultant
Under its charter, the Compensation Committee is authorized to engage one or more external compensation consultants or other advisors to assist in the discharge of its responsibilities.
In 2018, the Compensation Committee engaged Compensia to assist it in reviewing and analyzing the compensation of the NEOs. The Compensation Committee worked with Compensia to assess the compensation of the NEOs against the compensation of similarly-situated executives at the companies in the Company’s compensation market reference group.
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
In 2018, the Compensation Committee did not make revisions to the compensation market reference group we used for 2017 compensation decisions. In light of the uncertain impact to our business due to the Announced Restatement and the surrounding events, the Compensation Committee believed it was appropriate to continue to use the existing compensation market reference group for 2018 compensation decisions. This compensation market reference group consisted of:

2018 Market Reference Group

ACI Worldwide athenahealth Bottomline Technologies Cornerstone OnDemand Envestnet Fair Isaac	Financial Engines Guidewire Software HealthEquity, Inc. MarketAxess Holdings Medidata Solutions NIC	Paycom Software The Ultimate Software Group TriNet Technologies Tyler Technologies WEX
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
We do not “benchmark” any component of our executive compensation program to a market reference or other representative group of companies. The Compensation Committee believes that information regarding the compensation practices at other companies is useful in helping us assess the competitiveness of our compensation policies and practices in the marketplace and the reasonableness and appropriateness of individual executive compensation elements and of the overall executive compensation packages. This information is only one of several factors that we consider, however, in making our decisions with respect to the compensation of the NEOs.

Compensation Elements
Our executive compensation program generally consists of three principal elements: (1) base salary, (2) annual performance-based incentive compensation in the form of cash bonuses, and (3) long-term incentive compensation in the form of equity. We provided these primary forms of compensation, in addition to others, for the following reasons:

Compensation Element	Reason for Providing Element
Base Salary	To attract and retain the NEOs and compensate them for their day-to-day contributions based on demonstrated experience, competencies and performance
Annual Cash Incentive Compensation	To motivate and reward achievement of annual strategic goals and to better align the NEOs interests with stockholders’ interest by promoting strong, annual financial and business results
Long-Term Equity Incentive Compensation
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
These compensation elements are consistent with other programs in our competitive market and have allowed us to effectively compete for highly-qualified talent. Each element supports achievement of one or more of our compensation objectives, and, collectively, they have been and, we believed, would continue to be effective means for motivating the NEOs. We viewed the three principal compensation elements as related, but distinct, components of the total compensation program. We did not believe that total compensation should be derived from a single element, or that significant compensation from one element should negate or reduce compensation from other elements.
2018 NEO Compensation Decisions
For 2018, all of the NEO compensation decisions were made in connection with either a promotion (Mr. Montes), hiring (Messrs. Harvey and Dawood), or transition (Messrs. Jackson and Callan and Ms. Wilford), and were memorialized in or made pursuant to written agreements with each NEO that are summarized below. In determining the compensation terms, the Compensation Committee and independent members of the Board considered such factors as they believed appropriate, including, where applicable, the NEO’s past and expected future contributions in the new position, market data provided by Compensia for similarly situated companies, internal pay equity, and for our legacy NEOs the value of their existing equity compensation awards. In finalizing the compensation terms of Mr. Jackson’s amended employment agreement and the transition agreements for Mr. Callan and Ms. Wilford, the Compensation Committee and independent members of the Board emphasized incentivizing these NEOs to provide support to us for the filings and investigations related to the Announced Restatement.
Edgar Montes
On April 5, 2018, Mr. Montes entered into an at-will employment agreement for his new role as CEO that provided him with the compensation terms summarized below. Under his employment agreement, Mr. Montes’ annual base salary was increased from $500,000 to an annualized rate of $600,000 and for each year he is employed by us, he is eligible to receive a cash bonus at a target amount and dollar amount determined by the Compensation Committee, but which target amount will not be less than his previous target bonus percentage of 100% of his base salary received during such fiscal year. The actual bonus payable for each fiscal year will be subject to the terms of a written bonus plan (except for 2018) and depend on Mr. Montes’ performance and the extent to which Mr. Montes has achieved the performance goals established for him for that year, and such other considerations determined by the Compensation Committee. No equity awards were granted to Mr. Montes in 2018 and no other changes were made to the terms applicable to Mr. Montes’ currently-outstanding Company equity awards. Under his employment agreement, Mr. Montes is eligible to receive the severance and change in control benefits described in the “Executive Severance Benefit Agreements” section below.
In April 2019, our Board, with input from the Compensation Committee, approved bonus payments to Mr. Montes of $613,500 for 2017 performance and $180,000 for 2018 performance. The 2017 bonus payment is equal to 122.7% of Mr. Montes’ 2017 annual target bonus opportunity, which amount was calculated based on our actual achievements of the pre-established performance goals under the 2017 executive bonus plan, as described in greater detail in the annual report filed on Form 10-K with the SEC on March 19, 2019. The 2018 bonus payment was determined after considering Mr. Montes’ annual 2018 target bonus opportunity, his and the company’s performance in 2018 and his leadership in guiding our company through a period of transition and completing the filings related to our Announced Restatement. No pre-established financial bonus metrics or written bonus plans were established for 2018 in light of the uncertainties with respect to our historical financial numbers as generated from our Announced Restatement.
Stuart C. Harvey, Jr.
On September 6, 2018, Mr. Harvey entered into an at-will employment offer letter with us in connection with his appointment as Executive Chairman. Under the employment offer letter, Mr. Harvey is eligible to receive a base salary at the annualized rate of $300,000, a cash bonus at a target amount of 100% of his base salary, subject to a pro-rated amount of $100,000 for 2018. Mr. Harvey also is eligible to receive on a monthly basis the first $2,500 per month for reasonable and substantiated costs for Mr. Harvey’s meals and lodging in Atlanta, GA for the first 12 months of his employment. Mr. Harvey also is eligible to receive an equity award of (i) a one-time grant of an option to purchase 75,000 shares of our common stock at an exercise price per share equal to the closing price per share of our common stock on the date the Option is granted (the “Harvey Option”), and (ii) a one-time grant of 15,000 restricted stock units (the “Harvey RSU Award”) (each, an “Harvey Equity Award”). Each Harvey Equity Award was not granted in 2018, but, pursuant to the terms of Mr. Harvey’s offer letter, will be granted on the first trading day following our next filing of a registration statement on Form S-8 (the “S-8 Filing Date”) and shall vest 50% of the Harvey Equity Award on the one-year anniversary of his start date and the remaining 50% of the Harvey Equity Award on the two-year anniversary of the Start Date, subject to Mr. Harvey’s continued service with us through the applicable vesting date. The Harvey Equity Awards are subject to vesting acceleration as described in the “Executive Severance Benefit Agreements” section below.
In April 2019, our Board, with input from the Compensation Committee, approved a bonus payment to Mr. Harvey of $100,000 for 2018 performance after considering the pro-rated target bonus opportunity for Mr. Harvey for 2018 under his offer letter, his and the company’s 2018 performance, including his leadership in stockholder engagement initiatives in connection with the Announced Restatement and the related filings and investigations.
Ismail (Izzy) Dawood
On April 9, 2018, we finalized the terms of Mr. Dawood’s appointment as Interim CFO and entered into an agreement with Tatum, a Randstad Company, where Mr. Dawood was a consultant, providing for the engagement of Mr. Dawood as Interim CFO (the “Tatum Agreement”). Pursuant to the Tatum Agreement, Tatum was paid $23,000 per week as compensation for Mr. Dawood’s services as Interim CFO and was reimbursed for all reasonable and documented travel and out-of-pocket expenses, including a reasonable housing allowance, associated with Mr. Dawood’s relocation and performance of services under the Tatum Agreement. In addition, Mr. Dawood was eligible to receive a completion bonus of $200,000 should certain defined milestones, including completion of the restatement and of the audits for 2016 and 2017, be achieved during his tenure as Interim CFO and as long as he is not appointed our full-time Chief Financial Officer. As described in the next paragraph, Mr. Dawood forfeited that bonus opportunity when he accepted the full-time CFO position.
On October 10, 2018, Mr. Dawood entered into an at-will employment offer letter with us in connection with his appointment as full-time CFO. Under the employment offer letter, Mr. Dawood is eligible to receive a base salary at the annualized rate of $400,000 and is eligible to receive a cash bonus at a target amount of 75% of his base salary, pro-rated based upon the number of months during the year that he is eligible to participate under the terms of the bonus plan to be established by us. Mr. Dawood also received a one-time cash signing bonus of $100,000, payable in a lump sum on his start date. No equity awards were granted to Mr. Dawood in 2018. Following the S-8 Filing Date, Mr. Dawood also will receive equity awards consisting of (1) a grant of an option to purchase 76,878 shares of our common stock (the “Dawood Option”) and (2) a grant of 29,976 restricted stock units covering shares of our common stock (the “Dawood RSU Award”) (each, a “Dawood Equity Award”). The Dawood Option shall vest as to 25% of the shares subject to the Option on the one-year anniversary of his start date and an additional 1/48th of the total shares subject to the Option on each of the 36 succeeding months thereafter. The Dawood RSU Award shall vest in annual installments on each of the four anniversaries of his start date. Vesting of the Dawood Equity Awards is subject to him remaining in service with us.
Further, in connection with Mr. Dawood’s appointment as full-time CFO, the Tatum Agreement terminated. Mr. Dawood forfeited his right to receive a completion bonus of $200,000 pursuant to the Tatum Agreement. This payment was contingent upon Mr. Dawood not being appointed the Company’s full-time CFO.
In April 2019, our Board, with input from the Compensation Committee, approved a bonus payment to Mr. Dawood of $150,000 for 2018 performance after considering the pro-rated target bonus opportunity for Mr. Dawood’s for 2018 under his offer letter, his and the company’s 2018 performance, including his extraordinary leadership in guiding our finance team to completing the filings relating to our Announced Restatement.

Joseph L. Jackson
On April 5, 2018, Mr. Jackson entered into an amended employment agreement for his new role as Executive Chairman that provided him with the compensation terms summarized below. This amended employment agreement included a term that expired on December 31, 2018, but was renewable by mutual agreement of the parties with 30 days advanced notice. If either party failed to renew, this agreement provided that this failure to renew would have been treated as an “involuntary termination” without “cause” under the amended and restated employment agreement. Under Mr. Jackson’s employment agreement, his annual base salary was decreased from $750,000 to an annualized rate of $575,000 and his annual target bonus amount for 2018 was decreased from $750,000 to $350,000 with the bonus opportunity to be based on Mr. Jackson’s performance and the extent to which Mr. Jackson has achieved the performance goals established for him. We also approved a cash retention bonus opportunity of $300,000 if he remained employed with us as Executive Chairman in good standing on December 31, 2018. We believed it was important to provide him with additional incentives to remain with us following the Announced Restatement and provide support for the related filings and investigations.
In addition, under Mr. Jackson’s amended employment agreement, he remained eligible to receive the same severance and change in control benefits as then in effect and as described below. As described below, on September 6, 2018, Mr. Jackson’s resigned as Executive Chairman and became eligible to receive the “Non-CIC” benefits described immediately below. He forfeited his right to receive the “CIC” benefits described below on his resignation.
CIC: If, during the period beginning on the date we execute a definitive agreement for a “change in control” (as defined in his agreement) and ending on the date that is 24 months following the closing date of such change in control (such period, the “change in control period,”), Mr. Jackson had an “involuntary termination” (as defined therein), then, provided he timely executed and did not revoke a release of claims and complied with his obligations under his proprietary information and inventions assignment agreement (the “PIIA”), and complied with the non-solicitation provision his agreement, then he was eligible to receive the following benefits:

•	Continued payment of his base salary as then in effect for 24 months;

•	Reimbursement of COBRA premiums on a tax-neutral basis for Mr. Jackson and his qualified dependents for 18 months;

•	A lump sum amount equal to 200% of the annual target bonus in effect for him for the year in which his involuntary termination occurs; and

•	Accelerated vesting as to 100% of his unvested equity awards that are outstanding immediately prior to the NEO’s involuntary termination.
Non-CIC: If, outside of the change in control period, Mr. Jackson had an involuntary termination, then, provided he timely executed and did not revoke a release of claims, complied with his obligations under his PIIA, and complied with the non-solicitation provision in his amended employment agreement, he was eligible to receive the following benefits:

•	Continued payment of his base salary as then in effect for 18 months; and

•	Reimbursement of COBRA premiums on a tax-neutral basis for Mr. Jackson and his qualified dependents for 18 months; and

•	Equity acceleration equal to:

◦	An additional 18 months of vesting for all stock options that are outstanding on the date of his involuntary termination that are subject solely to time-based vesting; and

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

No new equity awards were granted or promised to Mr. Jackson and no changes were made to the terms applicable to Mr. Jackson’s currently-outstanding Company equity awards, and service-based vesting continued during the employment period. We entered into an amended and restated employment agreement with Mr. Jackson memorializing the terms set forth herein.

On September 6, 2018, Mr. Jackson resigned as Executive Chairman and executed a release of claims with us, which became effective pursuant to its terms. In connection with his resignation, the independent members of our Board, with input from our Compensation Committee, determined that upon Mr. Jackson executing and not revoking a release of claims with us and continuing to comply with his restrictive covenants, he would receive the severance and other termination benefits otherwise payable to him on December 31, 2018 on a voluntary resignation pursuant to the amended and restated employment agreement described in the “Non-CIC” paragraph above plus the $300,000 bonus payment under his amended and restated employment agreement, and that the exercise period of his then-vested and outstanding stock options shall be extended until the later of (x) ninety (90) days following the termination date or (y) ninety (90) days following the S-8 Filing Date, in all cases, subject to earlier termination in connection with a change in control or similar event in accordance with the applicable equity plan. Mr. Jackson forfeited his right to receive any other compensation from us.
Colm M. Callan
On April 5, 2018, Mr. Callan resigned from his position as chief financial officer, effective as of April 5, 2018, and entered into a transition services agreement and release with Mr. Callan in connection with his resignation and transition memorializing the terms set forth herein. Under the transition agreement, Mr. Callan continued his employment with us to effect a seamless transition to the incoming interim chief financial officer, followed by the termination of his employment on July 4, 2018. During the transition period, Mr. Callan continued to receive his base salary, vest in his Company equity awards in accordance with their terms in effect as of the transition date, and participated in the then-available Company employee benefit programs in accordance with their terms. In addition, by remaining employed through the end of the transition period, he received a lump sum cash payment of $180,000.
In connection with his July 4, 2018 termination date, Mr. Callan signed a supplemental release of claims with us, which became effective pursuant to its terms. Under the supplemental release of claims, he became entitled to: (i) receive the severance and other benefits payable on an involuntary termination to which he was entitled prior to April 5, 2018, which were (A) continued payment of his base salary as then in effect for 12 months and (B) reimbursement of COBRA premiums on a tax-neutral basis for him and his qualified dependents for 12 months; (ii) vesting in the portion of his performance RSU grant dated February 18, 2015, that otherwise became eligible to vest based on actual achievement of the applicable performance metrics as determined by the Compensation Committee, (iii) because the S-8 Filing Date did not occur as of his termination date, the exercise period of his then-vested and outstanding stock options was extended until the later of (x) 90 days following the termination date or (y) 30 days following the S-8 Filing Date, in all cases, subject to earlier termination in connection with a change in control or similar event in accordance with the applicable equity plan, and (iv) 100% of the then-unvested portion of his RSUs granted and stock options, in each case, granted on September 2, 2014, fully vested and, in the case of stock options, became immediately exercisable.
Kimberly L. Wilford
On April 5, 2018, Ms. Wilford resigned from her position as Senior Vice President, General Counsel and Corporate Secretary of the Company, effective as of April 5, 2018, and we entered into a transition services agreement and release with Ms. Wilford in connection with her transition memorializing the terms set forth herein. Under the transition agreement, Ms. Wilford continued her employment with us to effect a seamless transition, followed by the termination of her employment on July 4, 2018. During this transition period, Ms. Wilford continued to receive her base salary, vest in her Company equity awards in accordance with their terms in effect as of the transition date, and participated in the then-available Company employee benefit programs in accordance with their terms. In addition, because Ms. Wilford remained employed through the end of the transition period, she received a lump sum cash payment of $160,000.
In connection with her July 4, 2018 termination date, she signed a supplemental release of claims with us, which became effective pursuant to its terms. Under the supplemental release of claims, she became entitled to: (i) receive the severance and other benefits payable on an involuntary termination to which she was entitled prior to April 5, 2018, which were (A) continued payment of her base salary as then in effect for 12 months and (B) reimbursement of COBRA premiums on a tax-neutral basis for her or her qualified dependents for 12 months; (ii) vesting in the portion of her performance RSU grant dated February 18, 2015, that otherwise became eligible to vest based on actual achievement of the applicable performance metrics as determined by the Compensation Committee, (iii) because the S-8 Filing Date did not occur as of her termination date, the exercise period of her then-vested and outstanding stock options was extended until the later of (x) 90 days following the termination date or (y) 30 days following the S-8 Filing Date, in all cases, subject to earlier termination in connection with a change in control or similar event in accordance with the applicable equity plan.

Other Employee Benefit Programs
Retirement, Welfare and Health Benefits
We maintain a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to length of service. Under our Section 401(k) plan, employees may elect to defer a portion of their eligible compensation, subject to annual IRC limits. Employees can make contributions to the plan on a before-tax basis, after-tax Roth basis, or a combination of both of up to 85% of their eligible compensation, subject to the maximum amount prescribed by the Internal Revenue Service.
Under the Section 401(k) plan, we provide discretionary matching contributions equal to 50% of the first 8% of an employee’s contributions. We intend for the Section 401(k) plan to qualify under Sections 401(a) and 501(a) of the IRC so before-tax contributions by employees to the plan, and income earned on before-tax contributions and after-tax Roth contributions, are not taxable to employees until withdrawn from the plan. After-tax Roth contributions to the Section 401(k) plan are distributed tax free under certain circumstances.
The NEOs are eligible to participate in the same group insurance and employee benefit plans as our other full-time employees. We provide employee benefits to all eligible employees, including the NEOs, which we believe are reasonable and consistent with our overall objective to better enable us to attract and retain employees. These benefits include medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, basic life insurance coverage, and business travel accident insurance.
We design our employee benefit plans to be affordable and competitive in relation to the market, and compliant with applicable laws and practices. We adjust our employee benefit plans as needed based upon regular monitoring of applicable laws and practices and the competitive market.
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
During 2018, we provided the limited perquisites described in the “2018 NEO Compensation Decisions” section above. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual NEO in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.
Post-Employment Compensation
We have entered into agreements with our current NEOs that provide them with certain severance and change in control benefits as described in the “Executive Severance Benefit Agreements” section below. We believe that these agreements will enable these NEOs to maintain their focus and dedication to their responsibilities to help maximize shareholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believe that these arrangements further our interest in encouraging retention among our current NEOs.
We entered into agreements with our NEOs that terminated their employment with us in 2018 that provided for certain severance benefits as described under the “2018 NEO Compensation Decisions” section above.
Other Compensation Policies
Stock Ownership Guidelines
In May 2019, we adopted robust stock ownership guidelines for our directors and executive officers, including our NEOs, based on input from Compensia and a review of market analysis. We believe that robust ownership guidelines help to promote a strong alignment between the interests of our directors and executive officers and the interests of the Company’s stockholders. Under these guidelines, each director and executive officer is expected to own and hold shares of our Common Stock valued at a multiple of his or her annual cash retainer or annual base salary, as applicable:

Individual Subject to Ownership Policy	Minimum Required Level of Stock Ownership
Director	Five times annual cash retainer
Chief Executive Officer	Five times annual base salary
Other Executive Officers	Two times annual base salary
For purposes of this requirement, shares counted toward these guidelines include any shares of the Company’s Common Stock held by the executive directly or through a broker, and shares underlying vested but unexercised stock options (50% of the in-the-money value of such options is used for this calculation). The value for purposes of satisfying this requirement is the higher of the value on the date of vesting or purchase, as applicable, and the 100-day trailing average of the closing price of our Common Stock as of the last trading day of the fiscal year prior to the compliance date as discussed below.
Our directors and executive officers generally will have until the later of May 2024 or, if applicable, five years after the date a director or executive officer is appointed or elected, as applicable, to comply with the minimum stock ownership requirement.
Between 2014 and the date we adopted the guidelines above, we had stock ownership guidelines in place providing that each NEO is expected to own and hold shares of our Common Stock valued at a multiple of his or her annual base salary:

Executive Officer Subject to Ownership Policy	Minimum Required Level of Stock Ownership
Chief Executive Officer	Three times current annual base salary
Other Executive Officers	One times current annual base salary
Mr. Montes is in compliance with the existing ownership guidelines. Mr. Harvey and Mr. Dawood have not yet received equity awards from us, and are subject to a transition period before they are required to satisfy these guidelines. The other NEOs were no longer required to meet these guidelines once their employment with us terminated.
For the stock ownership guidelines in place between 2014 and May 2019, the value of our Common Stock was based on the 100-day trailing average of the market price of the Company’s Common Stock as of the last trading day of each fiscal year. Shares of our Common Stock that counted towards satisfying the stock ownership guideline included any shares held by the executive directly or through a broker, shares underlying time-vested RSUs, and shares underlying vested but unexercised stock options.
Hedging and Pledging Policies
We maintain an Insider Trading Policy which, among other things, prohibits short sales, engaging in transactions in publicly-traded options (such as puts and calls) and other derivative securities relating to our Common Stock. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding the Company’s securities. In addition, the NEOs are prohibited from pledging any of our securities as collateral for a loan and from holding any of our securities in a margin account.
Equity Award Grant Policy
We grant equity awards to our employees, including the NEOs under the Company’s 2010 Equity Incentive Plan, as amended and restated. Generally, for purposes of this plan, the grant date of all equity awards is the date on which the Compensation Committee approves the award.
The Compensation Committee has not delegated authority to grant equity awards under the 2010 Equity Incentive Plan. We do not intend to establish any program, plan, or practice of timing the grant of equity awards in coordination with the release of material non-public information likely to result in any increase or decrease in the value of our Common Stock.

Compensation Recovery (“Clawback”) Policy
In May 2019, our Board, following a review of market data and input from Compensia, adopted the Recoupment Policy applicable to our executive officers, including our NEOs, for future cash and equity performance-based incentive compensation. Under the Recoupment Policy, we may recover, or “claw back” cash and/or equity performance-based incentive compensation from an executive officer if: (i) there is a financial reporting requirement under the federal securities laws that requires us to file a restatement of our audited financial statements with the SEC to correct an error and (ii) the executive officer’s cash and/or equity performance-based incentive compensation is based on a materially inaccurate financial or operating measure. The Recoupment Policy applies to all or a portion of any incentive compensation received in cash within the three-year period preceding the date we announce the requirement to file a restatement (such period, the “Restatement Period”), and remit to us any compensation received from the vesting, exercise, or settlement of any equity performance-based awards occurring within the Restatement Period. The amount required to be reimbursed or returned to us shall be determined by the Board, Compensation Committee or non-management members of the Board administering the Recoupment Policy, and absent unusual circumstances, will generally equal the amount by which the gross incentive compensation payment(s) exceed the gross incentive compensation payment(s) that would have been made if the original payment had been determined based on the restated financial or operating results.
For compensation awarded prior to the adoption the Recoupment Policy, if our financial statements must be restated due to material noncompliance with any financial reporting requirement or as required under any applicable securities law, any cash award paid to an NEO where the Compensation Committee has determined that the financial restatement has occurred will be deemed not to have been properly earned and we are entitled recover from the NEO the amount by which the award exceeded the amount earned had our statements been accurate and initially filed as restated, as determined by the Compensation Committee.
In light of the Announced Restatement, we have been assessing our rights under our clawback policy in effect during 2016, the year covered by our Announced Restatement, as described in the previous paragraph. The amounts set forth in the Summary Compensation Table include the full amount about of the 2016 cash bonus payments previously paid under our executive bonus plan.  Following the completion of the filings relating to the Announced Restatement, we determined that the relevant financial performance criteria for the payment of such amounts were not satisfied and that under the terms of our 2016 executive bonus plan, such payments are subject to recovery by us from the executives who received such payments.  In view of ongoing governmental investigations and shareholder litigation related to the Announced Restatement, we have not yet made a determination to seek recovery, but reserve all rights to do so at such time as our Board deems appropriate.  Our Board may not make a final determination on whether to seek recovery of the 2016 bonus payments until after the government investigations and any resulting actions have concluded.
Tax and Accounting Considerations
Deductibility of Executive Compensation
IRC Section 162(m), or Section 162(m), limits the amount that we may deduct for compensation paid to the CEO and to certain other current and former highly compensated officers that qualify as “covered employees” within the meaning of Section 162(m) to $1,000,000 per person, unless certain exemption requirements are met. However, compensation that qualifies as “performance-based” under Section 162(m) that is paid in 2017 or payable pursuant to a “written binding contract” entered into prior to November 2, 2017 and not subsequently modified may be excluded from the $1,000,000 limit. In 2013, our stockholders approved our 2010 Equity Incentive Plan and Executive Bonus Plan to, among other things, permit (but not require) the Compensation Committee to award compensation that is “performance-based” and thus fully tax-deductible by us. Prior to 2018, the Compensation Committee awarded certain compensation that is “performance-based” and thus intended to be fully tax-deductible by us. While the Compensation Committee considers the deductibility of compensation as a factor in making compensation decisions, the Compensation Committee retains the flexibility to provide compensation that is consistent with our goals, including maintaining an approach to executive compensation that strongly links pay to performance. We may pay compensation or grant equity awards to our executive officers that have their deductibility limited by Section 162(m) if we believe that such compensation is appropriate. The Compensation Committee is continuing to assess the impact of Section 162(m) of the Code, as amended, on our executive compensation programs and practices.
Taxation of “Parachute” Payments and Deferred Compensation
We do not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the IRC during 2018 and we have not agreed and are not otherwise obligated to provide any NEOs with such a “gross-up.” Sections 280G and 4999 of the IRC provide that executive officers and certain directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits, and that we, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the IRC also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the IRC.
Accounting Treatment
We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation “ASC Topic 718”, for our stock-based awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSU awards, based on the grant date “fair value” of these awards.
Summary Compensation Table
The following table presents information concerning the total compensation of the NEOs, for services rendered to the Company in all capacities during the fiscal years ended December 31, 2016, 2017 and 2018.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2,3) ($)	Non-equity Incentive Plan Compensation (4) ($)	All Other Compensation ($)	Total ($)
Edgar O. Montes President and Chief Executive Officer	2018	546,924	180,000	—	—	—	6,600(5)	733,524
	2017	486,462	—	5,422,500(6)	2,663,560	613,500	13,530(7)	9,199,552
	2016	403,926	—	2,181,500(8)	1,246,253	386,250	11,279(9)	4,229,208
Stuart C. Harvey, Jr. (10) Executive Chairman	2018	86,538	100,000	—	—	—	2,081(11)	188,619
Ismail (Izzy) Dawood (12) Chief Financial Officer	2018	76,923	250,000	—	—	—	738(13)	327,661
Joseph L. Jackson (14) Former Chairman of the Board and Former Chief Executive Officer	2018	456,058(15)	300,000	—	—	—	276,904(16)	1,032,962
	2017	742,308	700,000	7,230,000(17)	2,663,560	—	14,780(18)	11,350,648
	2016	689,680	—	3,272,250(19)	1,661,670	875,000	13,509(20)	6,512,109
Colm M. Callan (21) Former Chief Financial Officer	2018	199,500	180,000	—	—	—	251,220(22)	630,720
	2017	383,877	—	4,338,000(23)	1,997,670	—	6,480(24)	6,726,027
	2016	343,337	—	2,181,500(25)	1,246,253	262,650	6,360(26)	4,040,100
Kimberly L. Wilford (27) Former Senior Vice President General Counsel and Corporate Secretary	2018	201,692	160,000	—	—	—	253,803(28)	615,495
	2017	373,831	—	4,338,000(29)	1,997,670	—	6,480(30)	6,715,981
	2016	333,239	—	1,745,200(31)	830,835	254,925	5,674(32)	3,169,873

(1)
Amount represents (i) annual performance bonus for 2018 of $180,000 for Mr. Montes, (ii) annual performance bonus for Mr. Harvey of $100,000, (iii) annual performance bonus for 2018 of $150,000 for Mr. Dawood and sign-on bonus for Mr. Dawood of $100,000, (iv) retention bonus for 2018 pursuant to the amended and restated employment with Mr. Jackson (“Jackson Employment Agreement”) entitling Mr. Jackson to a $300,000 retention bonus upon remaining employed with the Company through December 31, 2018 or upon involuntary termination, (v) $700,000 annual performance bonus for 2017 for Mr. Jackson pursuant to the Jackson Employment Agreement, (vi) annual performance bonus for 2018 of $180,000 for Mr. Callan, and (vii) retention bonus for 2018 entitling Ms. Wilford to a $160,000 retention bonus upon remaining employed with the Company through the transition period.

(2)
No long-term incentive equity awards were granted in 2018. In addition, as a result of the Announced Restatement, performance RSUs granted in 2016 and 2017, in each case, for which the performance period had not yet been completed as of an NEO’s termination date were forfeited in part by Mr. Jackson, or in their entirety by Mr. Callan, and Ms. Wilford.

(3)
Amounts represent the aggregate fair market value of options granted in the fiscal years ended December 31, 2016, 2017 and 2018 to the NEOs calculated in accordance with ASC Topic 718 without regard to estimated forfeitures. See Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(4)
Amounts represent the total performance-based bonuses earned for services rendered in 2016 and 2017 under our Executive Bonus Plan. A formal executive bonus plan was not implemented in 2018 due to the uncertainties arising from the Announced Restatement. In addition, as a result of the Announced Restatement, performance-based bonus opportunities under the 2017 Executive Bonus Plan and for 2018 plan year were forfeited by Mr. Jackson, Mr. Callan, and Ms. Wilford in connection with their termination of employment in 2018.

(5)	Amount represents $6,600 in 401(k) matching contribution by us.

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

(7)	Amount represents (i) $6,480 in 401(k) matching contribution and (ii) $7,050 in expenses associated with the use of advisors for financial and tax preparation and planning.
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

(9)
Amount represents (i) $5,674 in 401(k) matching contribution; (ii) $105 in gift card tax gross up and (iii) $5,500 in expenses associated with the use of advisors for financial and tax preparation and planning.

(10)	Mr. Harvey joined us on September 10, 2018 as Executive Chairman and therefore his salary set forth in the table above was prorated for the portion of 2018 in which he was employed with us.
(11)	Amount represents $2,081 in 401(k) matching contribution by us.
(12)
Mr. Dawood joined us on October 15, 2018 as full-time Chief Financial Officer and therefore his salary set forth in the table above was prorated for the portion of 2018 in which he was employed with us. The amount does not include compensation paid to Mr. Dawood for his service as a consultant prior to his appointment as full-time Chief Financial Officer.

(13)	Amount represents $738 in 401(k) matching contribution by us.
(14)
Mr. Jackson served as our Chief Executive Officer until April 5, 2018, and as our Executive Chairman and Chairman of the Board until September 6, 2018 and therefore his salary set forth in the table above was prorated for the portion of 2018 in which he was employed with us.

(15)	Amount represents (i) $201,923 for Mr. Jackson’s role as Chief Executive Officer and (ii) $254,135 for his role as Executive Chairman.
(16)
Amount represents (i) $6,600 in 401(k) matching contribution by us, (ii) $5,472 for reimbursement of COBRA premiums, (iii) $168,077 for severance payments, and (iv) $96,755 for the payout of accrued paid time off.

(17)
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

(18)	Amount represents (i) $6,480 in 401(k) matching contribution and (ii) $8,300 in expenses associated with the use of advisors for financial and tax preparation and planning.
(19)
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

(20)	Amount represents (i) $5,674 in 401(k) matching contribution and (ii) $7,835 in expenses associated with the use of advisors for financial and tax preparation and planning.
(21)
Mr. Callan served as our Senior Vice President, Chief Financial Officer until April 5, 2018 and thereafter was employed with us for a three-month transition period, and therefore his salary set forth in the table above was prorated for the portion of 2018 in which he was employed with us.

(22)
Amount represents (i) $6,600 in 401(k) matching contribution by us, (ii) $9,120 for reimbursement of COBRA premiums, (iii) $183,000 for severance payments, and (iv) $52,500 for the payout of accrued paid time off.

(23)
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

(24)	Amount represents $6,480 in 401(k) matching contribution.
(25)
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

(26)	Amount represents $6,360 in 401(k) matching contribution.
(27)
Ms. Wilford served as our Senior Vice President, General Counsel and Corporate Secretary until April 5, 2018 and thereafter was employed with us for a three-month transition period, and therefore her salary set forth in the table above was prorated for the portion of 2018 in which she was employed with us.

(28)
Amount represents (i) $6,600 in 401(k) matching contribution by us, (ii) $4,953 for reimbursement of COBRA premiums, (iii) $178,308 for severance payments, and (iv) $63,942 for the payout of accrued paid time off.

(29)
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

(30)	Amount represents $6,480 in 401(k) matching contribution.
(31)
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

(32)	Amount represents $5,674 in 401(k) matching contribution by us.
Plan-Based Awards for Fiscal 2018
We did not make any grants of plan-based awards to any of the NEOs during fiscal 2018.

Outstanding Equity Awards at 2018 Fiscal Year-End
The following table presents information concerning all outstanding equity awards held by each of the NEOs as of December 31, 2018.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph L. Jackson	3/6/2013(1)(2)	125,000	—	—	23.76	3/6/2023
	2/24/2014(1)(2)	62,500	—	—	57.10	2/24/2024
	2/18/2015(3)						60,000	$1,629,600
	2/11/2016(1)(2)(4)	100,000	—	—	43.63	2/11/2026	75,000	$2,037,000
	2/17/2017 (1)(2)(5)	100,000	—	—	72.30	2/17/2027	100,000	$2,716,000
Edgar O. Montes	2/9/2012(2)	40,000	—	—	9.59	2/9/2022
	3/6/2013(1)(2)	50,000	—	—	23.76	3/6/2023
	2/24/2014(1)(2)	25,000	—	—	57.10	2/24/2024
	2/18/2015(3)						40,000	$1,086,400
	2/11/2016(1)(4)	53,124	21,876	—	43.63	2/11/2026	50,000	$1,358,000
	2/17/2017(1)(5)	45,833	54,167	—	72.30	2/17/2027	75,000	$2,037,000
Ismail (Izzy) Dawood	—	—	—	—	—	—
Colm M. Callan	9/2/2014(1)(2)(6)	50,000	—	—	40.80	9/2/2024	8,544	$232,055
	2/18/2015(3)						20,000	$543,200
	2/11/2016(1)(2)	43,749	—	—	43.63	2/11/2026
	2/17/2017(1)(2)	24,999	—	—	72.30	2/17/2027
Kimberly L. Wilford	2/24/2014(1)(2)	25,000	—	—	57.10	2/24/2024
	2/18/2015(3)						20,000	$543,200
	2/11/2016(1)(2)	29,166	—	—	43.63	2/11/2026
	2/17/2017(1)(2)	24,999	—	—	72.30	2/17/2027

(1)
Twenty-five percent of the shares vest on the first anniversary of the vesting commencement date, and an additional 1/48th of the shares vest on each of the 36 succeeding monthly anniversaries of the vesting commencement date, subject to the respective NEO’s continued status as our service provider through the applicable vesting date.

(2)	This option is fully vested.
(3)
The performance RSUs reported are the target number of shares subject to the grant. The market value for these shares was calculated using $27.16 per share, the closing price of the Company’s common stock on December 31, 2018. The performance RSUs are vested based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period January 1, 2015 through December 31, 2017 and will be exercisable following the S-8 Filing Date.

(4)
The performance RSUs reported are the target number of shares subject to the grant. The market value for these shares was calculated using $27.16 per share, the closing price of the Company’s common stock on December 31, 2018. The performance RSUs are vested based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period January 1, 2016 through December 31, 2018 and will be exercisable following the S-8 Filing Date. In general, the vesting of the performance RSUs is contingent on the NEO’s continued status as our service provider through the applicable vesting date.

(5)
The performance RSUs reported are the target number of shares subject to the grant. The market value for these shares was calculated using $27.16 per share, the closing price of the Company’s common stock on December 31, 2018. The performance RSUs are scheduled to vest on a determination date in 2020 based on the Company’s achievements against its (A) average annual EBITDA margin target for the performance period and (B) compound revenue growth target for the performance period January 1, 2017 through December 31, 2019. In general, the vesting of the performance RSUs is contingent on the NEO’s continued status as our service provider through the applicable vesting date.

(6)
RSUs will vest in four equal annual installments on each of the four anniversaries of the vesting commencement date of September 2, 2014. These RSUs vested in connection with the effective release of claims upon his termination of employment and will be exercisable upon the S-8 Filing Date.

Option Exercises and Stock Vested During Fiscal 2018
None of the NEOs exercised options nor were any shares subject to stock awards released to any of our NEOs in 2018.
Pension Benefits & Nonqualified Deferred Compensation
The Company does not provide a pension plan for its employees and no NEOs participated in a nonqualified deferred compensation plan during fiscal 2018.
Executive Severance Benefit Agreements
Edgar Montes. On April 5, 2018, we entered into an at-will employment agreement with Mr. Montes, which provided for the severance and change in control benefits described below.
Under Mr. Montes’ employment agreement, if, during the change in control period, he has an “involuntary termination” (as defined therein), then, provided he timely executes and does not revoke a release of claims and complies with his obligations under his proprietary information and inventions assignment agreement, and complies with the non-solicitation provision in his employment agreement, Mr. Montes will receive the following benefits:

•	Continued payment of his or her base salary as then in effect for 15 months

•	Reimbursement of COBRA premiums on a tax-neutral basis for Mr. Montes and his qualified dependents for 15 months;

•	A lump sum amount equal to 100% of the annual target bonus in effect for Mr. Montes for the year in which his involuntary termination occurs; and

•	Accelerated vesting as to 100% of Mr. Montes’ unvested equity awards that are outstanding immediately prior to his involuntary termination.
Under Mr. Montes’ employment agreement, if, outside of the change in control period, Mr. Montes has an involuntary termination, then, provided he timely executes and does not revoke a release of claims, complies with his obligations under his proprietary information and inventions assignment agreement, and complies with the non-solicitation provision in his employment agreement, Mr. Montes will receive the following benefits:

•	Continued payment of his or her base salary as then in effect for 15 months for Mr. Montes; and

•	Reimbursement of COBRA premiums on a tax-neutral basis for Mr. Montes and his qualified dependents for 15 months.

•	Equity acceleration equal to:

◦	An additional 12 months of vesting for all stock options that are outstanding on the date of his involuntary termination that are subject solely to time-based vesting; and

◦
With regard to equity awards that (i) are eligible to vest, in whole or in part, based on the achievement of one or more performance metrics and (ii) were granted more than 12 months before his involuntary termination, Mr. Montes will be eligible to vest in each award as to (x) the portion of such award that otherwise would be eligible to vest based on actual achievement of the relevant performance metrics during the full performance period multiplied by (y) a fraction where the numerator is the total number of calendar days between the beginning of the applicable performance period and the date of the involuntary termination and the denominator is the total number of days in the performance period.

or

•
In the event his involuntary termination is due to his death or “incapacity” (as defined in his employment agreement), then 100% of the unvested portion of each of his equity awards will become immediately vested and exercisable.

Mr. Montes’ employment agreement also provides that, if, outside of the change in control period, Mr. Montes has an involuntary termination, then, provided such he timely executes and does not revoke a release of claims and complies with his obligations under his proprietary information inventions assignment agreement, he will receive the following benefits:

•	Continued payment of his base salary as then in effect for one month; and

•	Reimbursement of COBRA premiums on a tax-neutral basis for Mr. Montes and his qualified dependents for one month.
If Mr. Montes’ employment with us terminates due to his death or “incapacity,” then he will receive the severance benefits described above, subject to complying with the terms and conditions described above.
If the employment of Mr. Montes terminates with us due to his or her death or “incapacity” (as defined in his employment agreement) and he holds one or more unvested equity awards immediately prior to such termination, then 100% of the unvested portion of each of his equity award will become immediately vested and exercisable. In addition, he will receive the COBRA reimbursements and corresponding tax gross-up payments described above, subject to compliance with the terms and conditions described above.
If any of the severance and other benefits provided for in his employment agreement or otherwise payable to Mr. Montes (“280G Payments”) constitute “parachute payments” within the meaning of Section 280G of the IRC and could be subject to excise tax under Section 4999 of the IRC, then the 280G Payments will be delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to excise tax, whichever results in the greater amount of after-tax benefits to him. Mr. Montes is not entitled to any gross up on any 280G Payments.
Stuart C. Harvey, Jr. Under his at-will employment offer letter, Mr. Harvey is entitled to the following vesting acceleration benefit: if, during the change in control period, Mr. Harvey has an “involuntary termination” (as defined therein), then subject to an effective release of claims and his continued compliance with his restrictive covenants, 100% of each Harvey Equity Award shall vest pursuant to an accelerated vesting provision. If, outside of the change in control period, Mr. Harvey has an “involuntary termination,” then subject to an effective release of claims and his continued compliance with his restrictive covenants, he is entitled to accelerated vesting of (i) the portion of his Harvey Option that otherwise would vest had he completed an additional 12 months of continued employment and (ii) the portion of his Harvey RSU Award that otherwise would vest had he been vesting monthly in the Harvey RSU Award over the full 24-month vesting period, less any restricted stock units that previously vested under the Harvey RSU Award.
Because Mr. Harvey’s grants were not made as of December 31, 2018, we did not quantify his acceleration benefits under the table below.
Ismail (Izzy) Dawood. Under his at-will employment offer letter, Mr. Dawood will be eligible to receive severance and change of control benefits upon certain qualifying terminations of his employment on the terms and conditions to be approved by the Compensation Committee. As of December 31, 2018, Mr. Dawood did not have an agreement providing him any severance or change in control benefits.
In May 2019, Mr. Dawood entered into a change in control and severance agreement with us providing for the payments and benefits described below. The form of the agreement is attached to this filing as Exhibit 10.X. The change in control and severance agreement provide for severance and change in control terms that are substantially similar to the terms set forth on the Form of Amended and Restated Executive Severance Benefit Agreement, which is incorporated by reference as Exhibit 10.9 to this filing (the “Prior Severance Agreement”), except that (i) the “change in control period” (as defined below) under the Prior Severance Agreement ends 24 months following a change in control and the executive was entitled to 100% vesting acceleration in the event of the executive’s disability under the Prior Severance Agreement.
If the executive officer’s employment is terminated by us other than for “cause,” death, or “disability” or he resigns for “good reason” (as such terms are defined in his change in control and severance agreement), in either case, outside the “change in control period” (as defined below), he will be eligible to receive the following payments and benefits:

•
continued payment for 12 months of his base salary in effect immediately before his termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction); and

•
Company payment of the monthly premium for the executive officer and his eligible dependents to continue health coverage pursuant to COBRA continuation coverage for up to 12 months following his termination date (or monthly taxable payments to him for the same period in lieu of our payment of such premiums).

If, on or after the 12-month period following a change in control (such period, the “change in control period”), the executive officer’s employment is terminated by us other than for cause, death, or disability or he resigns for “good reason”, he will be entitled to the following benefits:

•
a lump-sum payment equal to 100% of his annual base salary as of immediately before his termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then as of immediately before such reduction) or, if such amount is greater, as of immediately before the change in control;

•	a lump-sum payment equal to 100% of his target annual bonus (for the year of his termination);

•
company payment of the monthly premium for the executive officer and his eligible dependents to continue health coverage pursuant to COBRA continuation coverage for up to 12 months following his termination date (or monthly taxable payments to him for the same period in lieu of our payment of such premiums); and

•
100% accelerated vesting of all outstanding equity awards, and, with respect to equity awards with performance-based vesting, unless otherwise specified in the award agreements governing such equity awards, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels.

In the event of an executive officer’s termination due to his death, then 100% of the unvested portion of each of his equity awards will become immediately vested and exercisable.
The receipt of the payments and benefits above is conditioned on the executive officer timely signing and not revoking a release of claims, returning all documents and property belonging to us, resigning from all officer and director positions with us, and complying with the restrictive covenants applicable to him.
In addition, if any of the payments or benefits provided for under a change in control and severance agreement or otherwise payable to an executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, the executive officer will be entitled to receive either full payment of such payments and benefits or such lesser amount that will result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to him. No change in control and severance agreement requires us to provide any tax gross-up payments to the executive officers.
Because this agreement was not in effect as of December 31, 2018, we did not quantify Mr. Dawood’s severance payments and benefits in the table below.

Potential Payments upon Termination or Change in Control

Triggering Event	Salary ($)	Bonus ($)	Accelerated Stock Options (1) ($)	Accelerated RSUs (2) ($)	Health Care Benefits ($)	Total ($)
Edgar O. Montes
Termination Without Cause Not in Connection with a Change in Control	750,000(3)	—	—	1,358,000	27,362(4)	2,135,362
Termination Without Cause or Constructive Termination after a Change in Control	750,000(3)	600,000(5)	—	2,037,000	27,362(4)	3,414,362
Change in Control Only	—	—	—	1,358,000(7)	—	1,358,000

(1)	Amount reflects the difference between the closing sales price of a share of our common stock on December 31, 2018 ($27.16) and the per share exercise price for the option.
(2)	Amount reflects the closing sales price of a share of our common stock on December 31, 2018 ($27.16).
(3)
Upon an involuntary termination, Mr. Montes would receive payment of his salary over a period of 15 months, provided Mr. Montes executes a general release of claims and complies with the restrictive covenants under his employment agreement.

(4)
Upon an involuntary termination, Mr. Montes would receive reimbursement, and tax gross-up payments for such reimbursement (if applicable), for the cost of medical care coverage through our benefit plans for Mr. Jackson, his spouse and his eligible dependents for a period of 15 months, provided Mr. Montes executes a general release of claims and complies with the restrictive covenants under his employment agreement. The amount shown is exclusive of the tax gross-up payment.

(5)
Upon an involuntary termination within the “change in control period”, Mr. Montes will be entitled to a payment equal to 100% of the annual target bonus in effect for Mr. Montes for the year in which the his involuntary termination occurs, provided Mr. Montes executes a general release of claims and complies with the restrictive covenants under his employment agreement. The amount shown is 100% of Mr. Montes’ target annual bonus for 2018.

(6)
As of December 31, 2018, the following shares of common stock would accelerate if upon an involuntary termination within the “change in control period”: 76,042 option awards and 50,000 performance RSUs. This calculation includes RSUs that could vest on a change in control, as reported in the “Change in Control only column” and described under footnote 7. None of the options that would accelerate were in-the-money as of December 31, 2018, and therefore there is no value included in the table for them.

(7)
Amount is based on vesting in the number of target RSUs that would have vested upon a change in control on December 31, 2018 had the award of RSUs been subject to a three-year monthly time-based vesting schedule as of the grant date.

Chief Executive Officer Pay Ratio Disclosure
Under SEC rules, we are required to provide information regarding the relationship between the total annual compensation of Mr. Montes, our Chief Executive Officer for 2018, and the total annual compensation of our median employee (excluding Mr. Montes). For our last completed fiscal year, which ended December 31, 2018:

•	The median of the total annual compensation of all employees (excluding Mr. Montes) (including our consolidated subsidiaries) was $56,994.

•	Mr. Montes’ total annual compensation, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K, was $733,524.

•	Based on the above, for fiscal 2018, the ratio of Mr. Montes’ total annual compensation to the median of the total annual compensation of all other employees was approximately 13 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above. In addition, unlike in prior years, we did not grant equity awards to our Chief Executive Officer or other employees in 2018. As a result, we expect that the pay ratio disclosed above will be significantly lower than in future years when we expect to grant equity awards to our Chief Executive Officer and other employees.
The methodology we used to calculate the pay ratio is described below.

•
We determined the median of the total annual compensation of our employees as of December 31, 2018, at which time we (including our consolidated subsidiaries) had approximately 2,207 full-time, part-time and temporary employees, approximately 2,207 (or 100% of our total employee population) of whom are U.S. employees.

•
We then compared the sum of the total annual cash compensation earned by each of these employees for fiscal 2018 as reflected in our payroll records to determine the median employee, annualizing the compensation of approximately full-time employees who started their employment with us in fiscal 2018 but did not work for us or our consolidated subsidiaries for the entire year.

Once we identified our median employee, we estimated the median employee’s total annual compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, yielding the median total annual compensation disclosed above. With respect to Mr. Montes’ total annual compensation, we used the amount reported in the “Total” column of our fiscal 2018 Summary Compensation Table included in this Annual Report on Form 10-K.
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
Respectfully submitted by the members of the Compensation Committee of the board of directors:
Jerome D. Gramaglia (Chair)
Thomas A. Bevilacqua
Carol A. Goode
Compensation of Directors
The following table provides information concerning the compensation paid by the Company to each non-employee directors for fiscal 2018. Messrs. Montes, Harvey, and Jackson did not receive additional compensation for their services as a director and, consequently, are not included in the table. Ms. Goode joined the Board in April 2019 and, consequently is also not included in the table. The compensation received by Messrs. Jackson and Montes as an employee is presented in the “Summary Compensation Table,” which appears above in this Annual Report on Form 10-K.

Name	Fees Earned or Paid in cash ($)	Stock Awards (1) ($)	Total ($)
Thomas A. Bevilacqua (2)	55,500	—	55,500
Bruce G. Bodaken (3)	47,500	—	47,500
Jerome D. Gramaglia (4)	58,000	—	58,000
George P. Scanlon (5)	11,875	—	11,875
Robert Metzger (6)	60,000	—	60,000
Mariann Byerwalter (7)	35,625	—	35,625
John W. Larson (8)	55,000	—	55,000

(1)
We did not grant equity awards to our directors in 2018 but intend to do so following the S-8 Filing Date in order to compensate our non-employee directors who remain on our Board for their services to us in 2018.

(2)	As of December 31, 2018, Mr. Bevilacqua held options to purchase 15,500 shares of Common Stock and 2,500 RSUs which have vested but have not been released.
(3)	As of December 31, 2018, Mr. Bodaken held no options to purchase shares of Common Stock and 2,500 RSUs which have vested but have not been released.
(4)	As of December 31, 2018, Mr. Gramaglia held 23,000 options to purchase shares of Common Stock and 2,500 RSUs which have vested but have not been released.
(5)	As of December 31, 2018, Mr. Scanlon held no options to purchase shares of Common Stock and no unvested RSUs.
(6)	As of December 31, 2018, Mr. Metzger held 15,000 options to purchase shares of Common Stock and 5,834 RSUs which have vested but have not been released].
(7)	As of December 31, 2018, Ms. Byerwalter held no options to purchase shares of Common Stock and 2,500 RSUs which have vested but have not been released.
(8)	As of December 31, 2018, Mr. Larson held no options to purchase shares of Common Stock and 2,500 RSUs which have vested but have not been released.
Standard Compensation Arrangements for Non-Employee Directors
Cash Compensation:
Pursuant to the Company’s non-employee director compensation program, the Non-Executive Chairman of the Board receives an annual retainer of $70,000 and each of the remaining non-employee directors receives an annual retainer of $40,000, payable quarterly. If a non-employee director serves for only a portion of a year, such non-employee director’s retainer is pro-rated for that portion of the year. The Chairman of the Audit Committee receives an additional annual retainer of $20,000, the Chairman of the compensation committee receives an additional annual retainer of $15,000 and the Chairman of the Nominating and Corporate Governance Committee receives an additional annual retainer of $10,000. The Non-Executive Chairman of the Board will not be paid an additional committee chair retainer if he or she also serves as a committee chair. Committee members receive the following additional annual retainer: $7,500 (Audit Committee), $5,000 (Compensation Committee) and $3,000 (Nominating and Corporate Governance Committee). The Lead Independent Director also receives an additional annual retainer of $30,000.
Equity Compensation:
Pursuant to the non-employee director compensation program, as amended in February 2017, each non-employee director is automatically granted equity, which may be in the form of a stock option to purchase a specified number of shares of the Company’s Common Stock, a specified number of RSUs or some other grant, as determined in the discretion of the Board on the date such person first becomes a non-employee director, under the equity incentive plan in place at that time. Additionally, annually, each non-employee director is automatically granted RSUs equal in value to $185,000 under the equity incentive plan in place at that time. The grant of these annual retainers will be made as of the annual meetings of the stockholders. In 2018, we did not hold an annual meeting of the stockholders, and therefore no non-employee director received an annual grant of RSUs. We intend to provide a fully vested grant of RSUs of an equivalent dollar value on or shortly following the S-8 Filing Date in order to compensate our non-employee directors who remain on our Board.
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
In May 2019, we adopted new stock ownership guidelines that replaced the equity retention guidelines described above. See “Stock Ownership Guidelines” discussion above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information, as of December 31, 2018, as to shares of Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of our Common Stock, (ii) all of our directors and executive officers and (iii) all of our directors and executive officers as a group. The information provided in the table is based on our records, information filed with the SEC and information furnished by the respective individuals or entities, as the case may be.
Applicable percentage ownership is based on 36,901,695 shares of Common Stock outstanding as of December 31, 2018. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding all shares of Common Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of December 31, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*.”
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

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Edgar O. Montes (1)	263,183	*
Ismail (Izzy) Dawood	0	*
Stuart C. Harvey, Jr.	0	*
Scott R. Rose (2)	3,712	*
John Saia	0	*
Thomas A. Bevilacqua (3)	40,041	*
Bruce G. Bodaken (4)	11,941	*
Jerome D. Gramaglia (5)	36,041	*
George P. Scanlon	0	*
Carol Goode	0	*
Robert L. Metzger (6)	18,333	*
John W. Larson (7)	35,680	*
All Executive Officers and Directors as a group (13 persons) (8)	411,431	1.02%
5% Stockholders:
BlackRock, Inc. (19)	5,928,102	15.0%
The Vanguard Group (10)	4,011,606	10.1%
FMR, LLC (11)	3,213,210	8.1%
Conestoga Capital Advisors, LLC (12)	2,380,804	6.0%
TimesSquare Capital Management, LLC (13)	2,000,393	5.0%

*	Represent beneficial ownership of less than 1%
(1)	Includes 221,248 shares that Mr. Montes has the right to acquire by exercise of stock options.
(2)	Includes 3,174 shares that Mr. Rose has the right to acquire through the vesting of restricted stock units.
(3)
Includes 29,500 shares that Mr. Bevilacqua has the right to acquire by exercise of stock options and 2,500 shares that Mr. Bevilacqua has the right to acquire through the vesting of restricted stock units.

(4)	Includes 2,500 shares that Mr. Bodaken has the right to acquire through the vesting of restricted stock units.
(5)
Includes 23,000 shares that Mr. Gramaglia has the right to acquire by exercise of stock options and 2,500 shares that Mr. Gramaglia has the right to acquire through the vesting of restricted stock units.

(6)	Includes 15,000 shares that Mr. Metzger has the right to acquire by exercise of stock options.
(7)	Includes 2,500 shares that Mr. Larson has the right to acquire through the vesting of restricted stock units.
(8)
Includes 288,748 shares that the listed individuals have the right to acquire by exercise of stock options and 13,174 shares that these same individuals have the right to acquire through the vesting of RSUs.

(9)
Based solely on a Schedule 13GA filed with the SEC by BlackRock, Inc. on January 31, 2019. Entities affiliated with BlackRock have sole voting power with respect to 5,749,112 shares of our common stock and sole dispositive power with respect to 5,928,102 shares of our common stock. The principal business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(10)
Based solely on a Schedule 13GA filed with the SEC by The Vanguard Group - 23-1945930 (“Vanguard”) on February 11, 2019. Vanguard, in its capacity as investment adviser, has sole voting power with respect to 82,496 shares of our common stock, shared voting power with respect to 7,800 shares of our common stock, sole dispositive power with respect to 3,925,392 shares of our common stock, and shared dispositive power with respect to 86,214 shares of our common stock. The principal business address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(11)
Based solely on a Schedule 13G filed with the SEC by FMR LLC (“FMR”) on February 13, 2019. Entities affiliated with FMR have sole voting power with respect to 1,200,055 shares of our common stock and sole dispositive power with respect to 3,213,210 shares of our common stock. The principal business address for FMR is 245 Summer Street, Boston, Massachusetts 02210.

(12)
Based solely on a Schedule 13G filed with the SEC by Conestoga Capital Advisors, LLC (“Conestoga”) on January 9, 2019. Entities affiliated with Conestoga have sole voting power with respect to 2,132,729 shares of our common stock and sole dispositive power with respect to 2,380,804 shares of our common stock. The principal business address of Conestoga is 550 E. Swedesford Rd. Ste 120, Wayne, PA 19087.

(13)
Based solely on a Schedule 13G filed with the SEC by TimesSquare Capital Management, LLC (“TimesSquare”) on February 14, 2019. Entities affiliated with TimesSquare have sole voting power with respect to 1,840,463 shares of our common stock and sole dispositive power with respect to 2,000,393 shares of our common stock. The principal business address for TimesSquare is 7 Times Square, 42nd Floor, New York, NY 10036.

Equity Compensation Plan Information
The following table sets forth information regarding outstanding stock options and the shares of the Company’s Common Stock reserved for future issuance under the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,927,255 (1)	$46.59	5,410,194 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,927,255		5,410,194

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

(2)	The amount reported includes 2,234,942 shares available for purchase under the 2012 Employee Stock Purchase Plan at the end of fiscal 2018.

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
Related Party Transactions
There were no transactions since the beginning of fiscal 2018 to which we were or are a party in which the amount involved exceeds $120,000 and in which any of our directors, nominees for director, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required under the “Executive Compensation” section of this report.

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
Our Board also determined that Ms. Byerwalter and Messrs. Bodaken and Metzger, who comprised our Audit Committee in 2018, Messrs. Bevilacqua, Gramaglia and Larson, who comprise our Compensation Committee, and Messrs. Bevilacqua, Gramaglia and Larson, who comprised our Nominating Committee in 2018, satisfy the independence standards for those committees established by applicable SEC rules and NYSE rules. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services
As reported in the Current Report on Form 8-K filed by the Company with the SEC on November 6, 2018, on October 31, 2018, the Audit Committee of the Board terminated the engagement of KPMG LLP as the Company’s independent registered public accounting firm, effective immediately. KPMG LLP has not previously issued an audit report or provided an audit opinion for the fiscal year ended December 31, 2017, including the restatement of certain financial statements for periods in the fiscal year ended December 31, 2016. The Company’s decision to change its independent registered public accounting firm was driven by a desire to accelerate the audit process.
As previously reported, the Audit Committee conducted an independent investigation of the Company’s accounting practices, financial statement reporting and internal control over financial reporting for fiscal 2016 and 2017. Among other matters, the investigation included a review of the accounting for a government contract during fiscal 2016 and associated issues with whether there was an open flow of information and appropriate tone at the top for an effective control environment. The Audit Committee engaged independent professionals to assist its investigation throughout the process, concluded its investigation in April 2018, concluded its follow-on procedures in June 2018 and, among its other findings, determined that no illegal acts occurred. As previously reported, in April 2018, the Board concluded that the Company’s financial statements for the Non-Reliance Periods should be restated and should no longer be relied upon. Further, the Company’s disclosures related to such financial statements and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods, including management’s assessment of internal control over financial reporting as of December 31, 2016, should also no longer be relied upon. The determination was made upon the recommendation of the Audit Committee, as a result of the investigation described above and after consultation with KPMG LLP and the Company’s management team. Also in connection with the investigation KPMG LLP notified the Company that (i) they could no longer rely on the representations of the Company’s former Chief Executive Officer, Chief Financial Officer, or general counsel, (ii) they disagreed with the prior accounting for revenue for the government contract referenced above, (iii) they disagreed with the methodology for determining the allowance for doubtful accounts, and (iv

) that the scope of the fiscal 2016 and 2017 audits would need to be increased due to the impact of the misstatements identified and an inability to rely on the Company’s system of internal controls over financial reporting.
In August 2018, KPMG LLP raised certain concerns, primarily relating to the Audit Committee’s lack of communication with respect to (i) allegations from April through May of 2018 made by former management’s counsel following the completion of the Audit Committee’s investigation (described above) that the Audit Committee, the Company’s corporate counsel, and the Company’s former COO were aware that information was withheld from the auditors during 2017, and (ii) the response to those allegations. Counsel to the Audit Committee reviewed such allegations at the time they were made and concluded that they were without merit. KPMG LLP brought these concerns to the attention of our Lead Independent Director.
In August, KPMG LLP recommended the following actions to the Company and the Board, including, among other matters:

•
Forming a special committee of independent directors, excluding any current Audit Committee members, to carry out an independent investigation which would review the initial Audit Committee investigation with full authority to take whatever follow-up measures it deems appropriate, with a view to providing an overall conclusion on all matters within the scope of the initial Audit Committee investigation, inclusive of the allegations made by counsel representing certain members of the Company’s former management from April through May 2018;

•	Having such special committee engage an independent law firm to carry out this investigation;

•
Having the investigation specifically address the knowledge and role of the Company’s current CEO and each of the audit committee members with regard to the matters that were the subject of the initial Audit Committee investigation, including the allegations made by counsel to certain members of the Company’s former management from April through May 2018. In addition, the Special Committee of independent directors was asked to consider the suitability of each of these individuals in their roles as CEO and audit committee members, respectively, based on the results of the investigation, and provide an affirmative conclusion in this regard as to whether or not each individual should be exonerated, as well as any other remedial actions deemed necessary by the Special Committee;

•
Having the investigation specifically address other instances of potential management override of controls, such as the impairment assessment of the Company’s KP connector internal use software, which were not identified in the initial Audit Committee investigation but have subsequently been raised in the performance of the 2016 re-audit and completion of the 2017 audit;

•	Replacing the current Chairman of the Audit Committee; and

•	Removing Joseph L. Jackson as Executive Chairman of the Company.

KPMG LLP has advised the Company that, other than with respect to the accounting for the government contract referenced above and the resignation of Mr. Jackson as the Company’s Executive Chairman, the disagreements and reportable events disclosed above have not been resolved to their satisfaction as of the time the Audit Committee determined not to continue to engage KPMG LLP.
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
The following table sets forth the aggregate fees billed or expected to be billed by BDO USA, LLP for audit and other services rendered.

	Fiscal Year
	2018	2017
	($)	($)
Audit Fees (1)	3,562,807	2,613,903
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	3,562,807	2,613,903

(1)
Audit fees consist of fees incurred or expected to be incurred for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements.

When necessary, the Audit Committee considers whether the provision of services other than audit services is compatible with maintaining BDO USA, LLP’s independence.
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

Item 16. Form 10-K Summary
None

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant	S-1	333-173709	3.2	7/19/2011
3.2	Amended and Restated Bylaws of Registrant	8-K	001-35232	3.1	10/28/2016
4.1	Specimen common stock certificate of Registrant	S-1	333-173709	4.1	7/19/2011
4.5	Stockholder Agreement by and among VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Registrant	S-1	333-173709	4.5	7/19/2011
4.9*	Description of Capital Stock
10.1†	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	S-1	333-173709	10.1	7/19/2011
10.2†	Amended and Restated 2010 Equity Incentive Plan	8-K	001-35232	10.1	4/17/2013
10.3†	Forms of Stock Option Agreements under the Amended and Restated 2010 Equity Incentive Plan	S-1	333-173709	10.3	7/19/2011
10.4†	2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.4	4/25/2011
10.5†	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan	S-1	333-173709	10.5	4/25/2011
10.6†	2012 Employee Stock Purchase Plan	10-K	001-35232	10.6	2/27/2013
10.6A	Registration statement for Amended and Restated 2010 Equity Incentive Plan and 2012 Employee Stock Purchase Plan	S-8	333-204219	10.6A	5/15/2015
10.7†	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan	S-1	333-173709	10.7	3/7/2012
10.8†	Third Amended and Restated Employment Agreement, dated as of April 18, 2017, between Registrant and Joseph L. Jackson	8-K	001-35232	10.1	4/21/2017
10.9†	Form of Amended and Restated Executive Severance Benefit Agreement	8-K	001-35232	10.2	4/21/2017
10.10	Commercial Credit Agreement, between Registrant and Union Bank, N.A., dated as of August 31, 2010	S-1	333-173709	10.10	4/25/2011
10.10A	First Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of November 16, 2011	S-1	333-173709	10.10A	3/7/2012
10.10B	Second Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of February 14, 2012	S-1	333-173709	10.10B	3/7/2012
10.10C	Third Loan Modification Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of September 20, 2012	8-K	001-35232	10.1	9/24/2012
10.10D	Credit Agreement, by and among Registrant, Union Bank, N.A. and MHM Resources, LLC, dated as of December 31, 2012	10-K	001-35232	10.10D	2/27/2013
10.10E	First Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated July 21, 2014	10-K	001-35232	10.10E	2/26/2015

10.10F	Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated June 5, 2015	10-K	001-35232	10.10F	2/25/2016
10.10G
First Amendment to the Second Amendment to Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), MHM Resources, LLC and Benefit Concepts, Inc. of Rhode Island, dated August 1, 2016.
		10-Q	001-35232	10.10G	11/9/2016
10.10H
Second Amended and Restated Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), Wells Fargo Bank National Association, Suntrust Bank, UMB Bank, N.A., KeyBank National Association, and Comerica Bank dated April 4, 2017
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
		10-K	001-35232	10.27C	2/26/2015
10.27D	Assignment and Assumption of Lease by and among CONEXIS Benefits Administrators, LP, Word & Brown Insurance Administrators, Inc. and Registrant, dated as of July 31, 2014	10-K	001-35232	10.27D	2/26/2015
10.28	Lease Agreement by and between Park Place Realty Holding Company, Inc. and Registrant, dated April 10, 2014	10-Q	001-35232	10.1	5/5/2015
10.28A	Second Amendment to lease, by and between Potawatomi Properties, L.L.C. and Registrant, dated February 9, 2015	10-Q	001-35232	10.2	5/5/2015
10.28B	Lease Agreement by and between Freeport 9 Office Center, L.P. and Registrant, dated March 25, 2015	10-Q	001-35232	10.3	5/5/2015
10.29†	Executive Bonus Plan	8-K	001-35232	10.2	4/17/2013
10.30†*	Form of Change in Control and Severance Agreement
10.31	Reporting Extension Agreement and Waiver, 1st Agreement, dated March 22, 2018	8-K	001-35232	10.1	3/23/2018
10.32	Reporting Extension Agreement and Waiver, 2nd Agreement, dated June 28, 2018	8-K	001-35232	10.1	6/28/2018
10.33	Reporting Extension Agreement and Waiver, 3rd Agreement, dated March 14, 2019	8-K	001-35232	10.1	3/18/2019
10.34	Reporting Extension Agreement and Waiver, 4th Agreement, dated May 9, 2019	8-K	001-35232	10.1	5/10/2019
21.1*	List of subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Macias, Gini & O’Connell LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†     Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.
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

WAGEWORKS, INC.

Date: May 29, 2019	By:	/s/ ISMAIL DAWOOD
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

SIGNATURE	TITLE	DATE
/ S / EDGAR O MONTES	President, Chief Executive Officer	May 29, 2019
Edgar O. Montes	and Director (Principal Executive Officer)

/ S / ISMAIL DAWOOD	Chief Financial Officer (Principal Financial Officer)	May 29, 2019
Ismail Dawood

/ S / STUART C HARVEY, JR.	Executive Chairman and Director	May 29, 2019
Stuart C. Harvey, Jr.

/ S / THOMAS A BEVILACQUA	Lead Independent Director	May 29, 2019
Thomas A. Bevilacqua

/ S / BRUCE G BODAKEN	Director	May 29, 2019
Bruce G. Bodaken

/ S / JEROME D GRAMAGLIA	Director	May 29, 2019
Jerome D. Gramaglia

/ S / ROBERT L METZGER	Director	May 29, 2019
Robert L. Metzger

/ S / GEORGE P SCANLON	Director	May 29, 2019
George P. Scanlon

/ S / CAROL A. GOODE	Director	May 29, 2019
Carol A. Goode