Form 10-Q
period 2019-03-31
WAGEWORKS, INC.
filed 2019-06-27
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________   to  ____________
Commission File Number: 001-35232
__________________________________________________________
WAGEWORKS, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	94-3351864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
໿

1100 Park Place, 4th Floor San Mateo, California (Address of principal executive offices)	94403 (Zip Code)
(650) 577-5200
(Registrant’s telephone number, including area code)
________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 20, 2019, there were 39,869,857 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$782,766	$898,426
Restricted cash	333	333
Short-term investments	183,603	222,205
Receivables, net	114,426	101,297
Prepaid expenses and other current assets	30,822	23,662
Total current assets	1,111,950	1,245,923
Property and equipment, net	74,378	76,920
Operating lease right-of-use assets	24,095	—
Goodwill	297,409	297,409
Acquired intangible assets, net	123,762	130,095
Deferred tax assets, net	1,305	1,482
Other assets	33,300	33,324
Total assets	$1,666,199	$1,785,153
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$87,812	$97,347
Customer obligations	660,437	762,100
Short-term operating lease liabilities	8,069	—
Other current liabilities	19,197	4,264
Total current liabilities	775,515	863,711
Long-term debt, net of issuance costs	184,769	244,693
Long-term operating lease liabilities	28,455	—
Other long-term liabilities	4,773	11,608
Total liabilities	993,512	1,120,012
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.001 per share (1,000,000 shares authorized; 40,333 shares issued and 39,853 shares outstanding at March 31, 2019 and December 31, 2018)	41	41
Additional paid-in capital	585,478	582,521
Treasury stock at cost (480 shares at March 31, 2019 and December 31, 2018)	(22,309)	(22,309)
Accumulated other comprehensive loss	(222)	(754)
Retained earnings	109,699	105,642
Total stockholders’ equity	672,687	665,141
Total liabilities and stockholders’ equity	$1,666,199	$1,785,153

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Healthcare	$71,974	$75,256
COBRA	23,589	28,835
Commuter	19,340	18,878
Other	3,322	3,671
Total revenues	118,225	126,640
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	39,258	45,242
Technology and development	16,340	13,033
Sales and marketing	18,331	18,338
General and administrative	27,909	25,249
Amortization	10,851	9,991
Total operating expenses	112,689	111,853
Income from operations	5,536	14,787
Interest and other income, net	2,649	1,266
Interest expense	(2,709)	(2,182)
Income before income taxes	5,476	13,871
Income tax provision	(1,419)	(2,852)
Net income	$4,057	$11,019
Net income per share:
Basic	$0.10	$0.28
Diluted	$0.10	$0.27
Shares used in computing net income per share:
Basic	39,853	39,823
Diluted	40,437	40,480

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$4,057	$11,019
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on short-term investments, net of tax	532	(731)
Other comprehensive income (loss)	532	(731)
Total comprehensive income	$4,589	$10,288

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Three Months Ended March 31, 2019
	Common stock		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	39,853	$41	$582,521	$(22,309)	$(754)	$105,642	$665,141
Stock-based compensation expense	—	—	2,904	—	—	—	2,904
Capitalized stock-based compensation	—	—	53	—	—	—	53
Other comprehensive income, net of tax	—	—	—	—	532	—	532
Net income	—	—	—	—	—	4,057	4,057
Balance at March 31, 2019	39,853	$41	$585,478	$(22,309)	$(222)	$109,699	$672,687

	Three Months Ended March 31, 2018
	Common stock		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	39,771	$41	$562,131	$(22,309)	$(354)	$72,741	$612,250
Exercise of stock options	54	—	1,395	—	—	—	1,395
Issuance of common stock under Employee Stock Purchase Plan	18	—	869	—	—	—	869
Issuance of restricted stock units, net of shares withheld for employee taxes	10	—	(281)	—	—	—	(281)
Stock-based compensation expense	—	—	7,293	—	—	—	7,293
Capitalized stock-based compensation	—	—	191	—	—	—	191
Other comprehensive loss, net of tax	—	—	—	—	(731)		(731)
ASC 606 cumulative-effect adjustment	—	—	—	—	—	6,955	6,955
Net income	—	—	—	—	—	11,019	11,019
Balance at March 31, 2018	39,853	$41	$571,598	$(22,309)	$(1,085)	$90,715	$638,960

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,057	$11,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,592	13,182
Amortization of debt issuance costs	176	120
Amortization of contract costs	725	780
Stock-based compensation expense	2,904	7,293
Provision for doubtful accounts	414	19
Other	233	(1)
Changes in operating assets and liabilities:
Receivables	(13,543)	(18,688)
Prepaid expenses and other current assets	(7,160)	5,600
Other assets	(701)	(8,341)
Accounts payable and accrued expenses	(10,797)	(9,556)
Customer obligations	(101,663)	(35,766)
Other liabilities	20,575	17,465
Net cash used in operating activities	(90,188)	(16,874)
Cash flows from investing activities:
Purchases of property and equipment	(4,353)	(7,618)
Purchases of short-term investments	(4,966)	(99,564)
Proceeds from sales of short-term investments	2,560	—
Proceeds from maturities of short-term investments	41,495	34,150
Purchases of intangible assets	(60)	(70)
Net cash provided by (used in) investing activities	34,676	(73,102)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	1,396
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	869
Payments of debt modification costs	(100)	—
Payments of debt principal	(60,000)	—
Payment of finance lease obligations	(48)	(75)
Taxes paid related to net share settlement of stock-based compensation arrangements	—	(218)
Net cash (used in) provided by financing activities	(60,148)	1,972
Net decrease in cash and cash equivalents, unrestricted and restricted	(115,660)	(88,004)
Cash and cash equivalents at beginning of period, unrestricted and restricted	898,759	779,677
Cash and cash equivalents at end of period, unrestricted and restricted	$783,099	$691,673

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2,483	$1,961
Income taxes	$268	$113
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$1,262	$4,063
Property and equipment under finance lease	$—	$142
໿
See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1     Summary of Business and Significant Accounting Policies

Business

WageWorks, Inc., (together with its subsidiaries, “WageWorks” or the “Company”) was incorporated in the state of Delaware in 2000. The Company is a leader in administering Consumer-Directed Benefits (“CDBs”), which empower employees to lower their healthcare related expenditures while also providing corporate tax advantages for employers.

The Company operates as a single reportable segment on an entity level basis, and considers itself to operate under one operating and reporting segment with healthcare, transit and other employer sponsored programs representing a group of similar products lines. The Company believes that it engages in a single business activity and operates in a single economic environment.

Basis of Presentation

The unaudited interim condensed consolidated financial statements and the related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of the interim period presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2019.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2018 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2018 consolidated balance sheet, included in this interim Quarterly Report on Form 10-Q, was derived from audited financial statements.

There have been no material changes to the Company’s critical accounting estimates during the three months ended March 31, 2019. Other than the adoption of ASU 2016-02, “Leases (Topic 842)”, there have been no material changes to the Company's critical accounting policies during the three months ended March 31, 2019 from the items the Company disclosed in the its Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation including the reclassification of deferred revenue from accounts payable and accrued expenses to other current liabilities in the condensed consolidated balance sheet and statement of cash flows for the three months ending March 31, 2018. There was no impact on the condensed consolidated statements of income.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the condensed consolidated financial statements and related disclosure in conformity with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and web site development cost classification, and recoverability and impairments of goodwill and long-lived assets and average customer life. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Leases
The Company leases office space under noncancelable operating leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. In addition, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.
The Company determines if an arrangement is a lease or contains a lease at inception. The Company applied the short-term lease measurement and recognition exemption in which right-of-use (“ROU”) assets and lease obligations are not recognized for short-term leases. The Company does not have lease agreements with residual value guarantees, sales leaseback terms or material restrictive covenants. The Company has one sublease for which the sublease income was recorded as a reduction to operating lease expense for the three months ended March 31, 2019 and 2018.
The Company has lease agreements that contain both lease and non-lease components. For real estate leases, the Company accounts for lease components together with non-lease components (e.g., common-area maintenance). Amounts recognized as ROU assets related to finance leases are included in property and equipment, net in the accompanying condensed consolidated balance sheets, while related lease liabilities are included in other current liabilities and other long-term liabilities.
Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating lease.

The Company adopted Topic 842 prospectively during the first quarter of 2019. As part of its adoption, the Company elected a package of practical expedients for leases that commenced prior to January 1, 2019 and did not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company recognizes those lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The adoption of Topic 842 resulted in the Company recording $25.5 million of right-of-use lease assets and $38.4 million of lease liabilities as of January 1, 2019. The new standard did not have a significant impact on the condensed consolidated statements of income. See Note 10, Commitments and Contingencies for additional information.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The Company adopted ASU 2018-02 in January 1, 2019 and applied it in the period of adoption. The Company did not elect to reclassify any tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The adoption of this standard did not have an effect on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (ASU 2018-15). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred, if those same costs would be capitalized by a customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the new standard as of March 31, 2019. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Recently Issued Accounting Pronouncements
 In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the timing and impact of adoption on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in this standard are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the timing and impact of adoption on its condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on its condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):໿

	Three months ended March 31,
	2019	2018
Numerator:
Net income	$4,057	$11,019

Denominator:
Basic weighted-average shares	39,853	39,823

Effect of potentially dilutive shares:
Weighted-average dilutive stock options, restricted stock and performance restricted stock units, and employee stock purchase plan shares	584	657
Diluted weighted-average shares	40,437	40,480

Net income per share:
Basic	$0.10	$0.28
Diluted	$0.10	$0.27

For the three months ended March 31, 2019 and 2018, potential shares from stock options and restricted stock units totaling 1.9 million and 1.4 million, respectively, are not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 3     Revenue

The Company generally invoices its customers on a monthly basis with a term of net 30-60 days. The Company applies the practical expedient provided by ASC 606 and does not evaluate contracts of one year or less for the existence of a significant financing component. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements.
Disaggregation of Revenue

The Company’s primary categories of revenue are Healthcare, Commuter, COBRA and Other revenue and are disclosed in the condensed consolidated statements of income. The following table provides information about disaggregated revenue from contracts with customers by the nature of the products and services (in thousands):

	Three Months Ended March 31,
	2019	2018
Benefit administration services and COBRA	$95,960	$104,440
Interchange	15,439	15,745
Other revenue	6,826	6,455
Total	$118,225	$126,640

Contract Balances

The Company generally does not recognize revenue in advance of invoicing its customers, however, it records a receivable when revenue is recognized prior to payment and it has unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company’s deferred revenue as of March 31, 2019 and December 31, 2018 was $17.1 million and $3.9 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The balances related to cash received in advance for a certain interchange revenue arrangement, other up-front fees and other commuter deferred revenue. The Company expects to satisfy its remaining obligations for these arrangements.

Contract Costs

Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs, which primarily consist of deferred sales commissions, were $8.7 million and $8.8 million as of March 31, 2019 and December 31, 2018, respectively and are included in other assets on the condensed consolidated balance sheets. Amortization expense for the deferred costs was $0.7 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred contract costs are amortized on a straight-line basis over the period of benefit, which is consistent with the pattern of transfer of the good or service to which the asset relates.

Performance Obligations

During the three months ended March 31, 2019, the Company recognized the following revenues (in thousands):

Revenue recognized in the period for:	Three Months Ended March 31, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$143
Changes in the period:
Performance obligations satisfied from new activities in the period - contract revenue	118,082
Total revenue	$118,225

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company applies the practical expedient to not disclose information about contracts with original expected durations of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised as of March 31, 2019 (in thousands):

March 31, 2019
2019 (remainder of year)	$429
2020	571
2021	571
2022 and thereafter	1,143
Total	$2,714

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 4 Investments and Fair Value Measurements

The following tables summarize the Company’s investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$40,171	$—	$—	$40,171	$40,171	$—
Commercial paper	52,242	—	(9)	52,233	—	52,233
Municipal bonds	7,742	—	—	7,742	—	7,742
Total cash equivalents	100,155	—	(9)	100,146	40,171	59,975

Short-Term Investments:
U.S. government securities	19,501	—	(45)	19,456	19,456	—
U.S. government agency securities	10,826	—	(27)	10,799	—	10,799
Municipal bonds	2,345	1	—	2,346	—	2,346
Foreign government securities	2,514	—	(1)	2,513	—	2,513
Corporate debt securities	114,238	116	(233)	114,121	—	114,121
Commercial paper	4,975	—	(1)	4,974	—	4,974
Certificates of deposit	—	—	—	—	—	—
Asset-backed securities	29,481	1	(88)	29,394	—	29,394
Total short-term investments	183,880	118	(395)	183,603	19,456	164,147
Total cash equivalents and short-term investments	$284,035	$118	$(404)	$283,749	$59,627	$224,122

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

December 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$41,027	$—	$—	$41,027	$41,027	$—
Commercial paper	10,436	1	—	10,437	—	10,437
Municipal bonds	7,781	—	—	7,781	—	7,781
Total cash equivalents	59,244	1	—	59,245	41,027	18,218

Short-Term Investments:
U.S. government securities	22,534	—	(94)	22,440	22,440	—
U.S. government agency securities	14,346	—	(56)	14,290	—	14,290
Municipal bonds	3,548	—	(4)	3,544	—	3,544
Foreign government securities	2,504	—	(6)	2,498	—	2,498
Corporate debt securities	134,003	37	(685)	133,355	—	133,355
Commercial paper	12,954	—	(4)	12,950	—	12,950
Certificates of deposit	1,258	—	—	1,258	—	1,258
Asset-backed securities	32,054	—	(184)	31,870	—	31,870
Total short-term investments	223,201	37	(1,033)	222,205	22,440	199,765
Total cash equivalents and short-term investments	$282,445	$38	$(1,033)	$281,450	$63,467	$217,983

As of March 31, 2019, the Company’s unrealized losses on investments were deemed temporary in nature.

The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or greater		Total
March 31, 2019	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents:
Commercial paper	$52,233	$(9)	$—	$—	$52,233	$(9)
Total cash equivalents in unrealized loss position	52,233	(9)	—	—	52,233	(9)

Short-Term Investments:
U.S. government securities	—	—	19,455	(45)	19,455	(45)
U.S. government agency securities	1,998	(2)	8,801	(25)	10,799	(27)
Foreign government securities	—	—	2,514	(1)	2,514	(1)
Corporate debt securities	10,055	(23)	71,741	(210)	81,796	(233)
Commercial paper	4,974	(1)	—	—	4,974	(1)
Asset-backed securities	3,884	(8)	22,155	(80)	26,039	(88)
Total short-term investments in unrealized loss position	20,911	(34)	124,666	(361)	145,577	(395)
Total cash equivalents and short-term investments in unrealized loss position	$73,144	$(43)	$124,666	$(361)	$197,810	$(404)

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Less than 12 months
December 31, 2018	Fair Value	Gross Unrealized Loss
Short-Term Investments:
U.S. government securities	$22,440	$(94)
U.S. government agency securities	14,290	(56)
Municipal bonds	3,544	(4)
Foreign government securities	2,498	(6)
Corporate debt securities	125,192	(685)
Commercial paper	12,950	(4)
Asset-backed securities	31,870	(184)
Total short-term investments in unrealized loss position	$212,784	$(1,033)

Realized gains or losses on marketable securities are included in other income (expense), net on the Company’s condensed consolidated statements of income. Gross realized losses on marketable securities for the three months ended March 31, 2019 and 2018 were not significant.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following tables summarize the estimated amortized cost and fair value of the Company’s marketable securities by the contractual maturity date as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Amortized Cost	Fair Value
Due less than one year	$248,374	$248,066
Due in one to five years	35,661	35,683
Total	$284,035	$283,749

December 31, 2018	Amortized Cost	Fair Value
Due less than one year	$219,058	$218,395
Due in one to five years	63,387	63,055
Total	$282,445	$281,450

Note 5    Receivables

Receivables at March 31, 2019 and December 31, 2018 were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Trade receivables	$66,974	$52,525
Unpaid amounts for benefit services	51,474	52,380
Receivables, gross	118,448	104,905
Less: allowance for doubtful accounts	(4,022)	(3,608)
Receivables, net	$114,426	$101,297

Note 6     Property and Equipment

Property and equipment at March 31, 2019 and December 31, 2018 were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Computers and equipment	$28,455	$27,519
Software and software development costs	148,625	144,260
Furniture and fixtures	8,125	8,123
Leasehold improvements	28,895	28,883
	214,100	208,785
Less: accumulated depreciation and amortization	(139,722)	(131,865)
Property and equipment, net	$74,378	$76,920

As of March 31, 2019 and December 31, 2018, total right-of-use assets related to finance leases were $1.2 million and $1.2 million respectively, and were classified as computers and equipment. Accumulated depreciation for assets under finance leases was $0.9 million and $0.8 million at March 31, 2019 and December 31, 2018 respectively.

The Company capitalized software development costs of $4.4 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to capitalized software development costs was $4.5 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. These costs are included in amortization expense in the condensed consolidated statements of income. At March 31, 2019, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $40.3 million.

Total depreciation expense plus amortization of capitalized software development costs, for the three months ended March 31, 2019 and 2018 was $8.2 million and $6.8 million, respectively.

Note 7     Goodwill and Intangible Assets

Goodwill

There is no change in the carrying amount of goodwill for the three months ended March 31, 2019.

Intangible Assets

Acquired intangible assets at March 31, 2019 and December 31, 2018 were comprised of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client/broker contracts and relationships	$237,490	$(114,920)	$122,570	$237,430	$(108,834)	$128,596
Trade names	3,880	(3,611)	269	3,880	(3,587)	293
Technology	14,646	(14,249)	397	14,646	(14,009)	637
Noncompete agreements	2,232	(2,102)	130	2,232	(2,084)	148
Favorable lease agreements	1,134	(738)	396	1,134	(713)	421
Total	$259,382	$(135,620)	$123,762	$259,322	$(129,227)	$130,095

Amortization of intangible assets for both the three months ended March 31, 2019 and 2018 was $6.4 million.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The estimated amortization expense in future periods at March 31, 2019 is as follows (in thousands):
໿

As of March 31, 2019
Remainder of 2019	$18,552
2020	22,758
2021	19,953
2022	17,518
2023	14,728
Thereafter	30,253
Total	$123,762

Note 8     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 were comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Payable to benefit providers and transit agencies	$26,952	$32,771
Accounts payable and accrued liabilities	26,911	30,148
Accrued compensation and related benefits	29,064	28,594
Other accrued expenses	4,885	5,834
Accounts payable and accrued expenses	$87,812	$97,347

Note 9     Long-term debt

As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility used	$189,830	$249,830
Less: Outstanding letters of credit	(2,830)	(2,830)
Outstanding revolving credit facility	187,000	247,000
Unamortized loan origination fees	(2,231)	(2,307)
Long-term debt	$184,769	$244,693

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, and increased the Company’s borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit sub-facility. The Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. The Company may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. The fees incurred in connection with this Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets. The Second Amended Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

In the first quarter of 2019, the Company entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 10, 2019. In the second quarter of 2019, the Company entered into a Fourth Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 31, 2019. The fees incurred were added to loan financing fees to be amortized to interest expense over the remaining life of the loan. The 2018 Annual Report on Form 10-K was filed on May 29, 2019.
As of March 31, 2019, the Company had $187.0 million outstanding under the revolving credit facility and $210.0 million unused revolving credit facility still available to borrow under the Credit Agreement. As of March 31, 2019, the interest rate applicable to the revolving credit facility was 3.99% per annum.

Note 10    Commitments and Contingencies

Operating Leases
The Company leases office space under noncancelable operating leases and leases various office equipment under finance lease arrangements. The Company’s leases have remaining lease terms of approximately 1 to 9 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The exercise of lease renewal options is at the Company’s sole discretion. The components of operating lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,814
Sublease income	(468)
Net lease cost	$1,346
Rent expense under operating lease agreements was $1.5 million for the three months ended March 31, 2018.
Amortization and interest expense related to finance leases were not material during the three months ended March 31, 2019.
As of March 31, 2019, weighted-average remaining lease term and discount rate for the Company’s operating leases are 5.1 years and 4.6%, respectively.

As of March 31, 2019, maturities of lease liabilities by fiscal year for the Company’s operating leases, excluding the future contractual sublease income of $7.8 million, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2019 (remainder of year)	$7,154
2020	9,700
2021	9,696
2022	6,536
2023	2,308
Thereafter	5,663
Total minimum lease payments	41,057
Less: imputed interest	(4,533)
Present value of net minimum lease payments	36,524
Less: current portion	8,069
Long-term operating lease liabilities	$28,455

Prior to the adoption of the new leases standard, future minimum lease payments under non-cancelable operating leases, excluding the contractual sublease income of $8.3 million which is expected to be received through February 2023, were as follows as of December 31, 2018 (in thousands):

Years Ending December 31,	Operating Leases
2019	$9,479
2020	9,685
2021	9,661
2022	6,536
2023	2,308
Thereafter	5,663
Total future minimum lease payments	$43,332

Operating cash flows from operating leases were $2.3 million for the three months ended March 31, 2019.
During the second quarter of 2019, the Company entered into an approximately 10-year lease agreement to occupy 150,000 square feet of new office space in Mesa, AZ. The base rent obligation is expected to commence in the second quarter of 2020. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company has the option to extend the term of the lease for two additional five-year periods.

Legal Matters
The Company is pursuing affirmative claims against the Office of Personnel Management (OPM) to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to its contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim that OPM subsequently denied, on February 8, 2018, the Company filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, the Company also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act and moved to dismiss part of the Company’s claim against OPM as a result. In March 2019, the Company filed a Motion for Summary Judgement with CBCA on the December 22nd denial by the OPM. OPM has moved to defer consideration of the Summary Judgment Motion to permit it further discovery. That Motion has been briefed and the case is on hold pending a ruling by the CBCA which could be handed down any day. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, is scheduled to go to trial in July 2019 if the pending Summary Judgment is denied by the CBCA. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if the Company will be successful in recovering the full claimed amount.
On March 9, 2018, a putative class action was filed in the United States District Court for the Northern District of California (the “Securities Class Action”). On May 16, 2019, a consolidated amended complaint was filed by the lead plaintiffs asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company, its former Chief Executive Officer and its former Chief Financial Officer on behalf of purchasers of WageWorks common stock between May 6, 2016 and March 1, 2018. The complaint also alleges claims under the Securities Act of 1933, as amended, arising from the Company’s June 19, 2017 common stock offering against those same defendants, as well as the members of its Board of Directors at the time of that offering and the underwriters of the offering.
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

Note 11     Stockholders’ Equity

Share Repurchase Program

On August 6, 2015, the Company’s Board of Directors authorized a $100 million stock repurchase program for 3 years which commenced on November 5, 2015 and expired on November 4, 2018. There were no shares of common stock repurchased during the three months ended March 31, 2018.

On March 11, 2019, the Company’s Board of Directors authorized a $150 million stock repurchase program for 3 years which commenced on March 13, 2019 and expires on March 12, 2022. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under its debt obligations and other market and economic conditions. No shares of common stock have been repurchased under this program to date.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 12     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$525	$1,667
Technology and development	515	575
Sales and marketing	631	978
General and administrative	1,233	4,073
Total	$2,904	$7,293

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under 2010 Plan generally has a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of March 31, 2019, the 2010 Plan has a total of 5.4 million common stock shares available for issuance.

There were no stock options granted in the first quarter of 2018 or 2019.

Stock option activity for the three months ended March 31, 2019 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,219	$46.50	5.11	$4,321
Granted	—
Exercised	—
Forfeited and cancelled	(4)	$53.47
Outstanding as of March 31, 2019	2,215	$46.49	4.82	$8,892
Vested and expected to vest at March 31, 2019	2,189	$46.32	4.79	$8,895
Exercisable at March 31, 2019	1,914	$44.16	4.43	$8,895

As of March 31, 2019, there was $6.3 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately 1 year.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Restricted Stock Units

The Company grants restricted stock units (“RSU”) to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon performance-based or service-based criteria.

During the three months ended March 31, 2019 and 2018, the company granted zero performance-based restricted stock units. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% of the target number of shares originally granted, depending on terms of the grant agreement.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock-based compensation expense related to restricted stock units was $1.5 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively. Total unrecorded stock-based compensation expense at March 31, 2019 associated with restricted stock units was estimated at $7.9 million, which is expected to be recognized over a weighted-average period of approximately 1 year.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Plan (shares in thousands):

			Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Service- based RSUs	Performance- based RSUs
Unvested at December 31, 2018	164	200	$61.79	$59.76
Granted	—	—	—	—
Vested	(11)	(88)	$55.86	$43.63
Forfeited and cancelled	(4)	—	$60.58	$—
Unvested at March 31, 2019	149	112	$62.26	$72.30

As of March 31, 2019, there were 0.1 million and 0.4 million cumulative vested Service-based and Performed-based RSUs which were not yet released due to the Company’s delay in filing its SEC reports.

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

The Company’s effective tax rate was 25.9% and 20.6% for the three months ended March 31, 2019 and 2018, respectively. The income tax provision for the three months ended March 31, 2019 and 2018 was $1.4 million and $2.9 million, respectively.

As of March 31, 2019, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.
Note 14 Subsequent Events
On June 27, 2019, the Company announced that it entered into a definitive agreement under which HealthEquity, Inc. will acquire all of its issued and outstanding shares of common stock for $51.35 per share in cash.
On May 23, 2019, each of our executive officers (other than our Executive Chairman and CEO) entered into a change in control and severance agreement.
In June 2019, the Board of Directors approved a grant of 728,297 RSUs to directors, executives, and employees of the Company.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or tread analysis, expectations about seasonality, opportunities for portfolio purchases, acquisitions, channel partnerships and carrier relationships, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

Overview

We are a leader in administering Consumer-Directed Benefits (“CDBs”), which empower employees to lower their healthcare related expenditures while also providing corporate tax advantages for employers. We are solely dedicated to administering CDBs, including pre-tax spending accounts such as Health Savings Accounts (“HSAs”), health and dependent care Flexible Spending Accounts (“FSAs”), Health Reimbursement Arrangements (“HRAs”), as well as Commuter Benefit Services, including transit and parking programs, wellness programs, Consolidated Omnibus Budget Reconciliation Act (“COBRA”), and other employee benefits in the United States.

We deliver CDB programs through a highly scalable delivery model that employer clients and their employee participants may access through a standard web browser on any internet-enabled device, including computers, smart phones, and other mobile devices such as tablet computers. Our on-demand delivery model eliminates the need for our employer clients to install and maintain hardware and software in order to support CDB programs and enables us to rapidly implement product enhancements across our entire user base.

Our CDB programs assist employees and their families in saving money by using pre-tax dollars to pay for certain portions of their healthcare, dependent care, and commuter expenses. Employers financially benefit from our programs through reduced payroll taxes, the benefits of which are realized even after factoring in our fees. Under the FSA, HSA, and commuter programs, employee participants contribute funds from their pre-tax income to pay for qualified out-of-pocket healthcare expenses, not fully covered by insurance, such as co-pays, deductibles, and over-the-counter medical products or for commuting costs.

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
Results of Operations

Revenues

Revenue and changes in revenue by product for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Revenues:
Healthcare	$71,974	$75,256	$(3,282)	(4)%
COBRA	23,589	28,835	(5,246)	(18)%
Commuter	19,340	18,878	462	2%
Other	3,322	3,671	(349)	(10)%
Total revenues	$118,225	$126,640	$(8,415)	(7)%

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

Healthcare revenue decreased by $3.3 million, or 4% for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to (FSA) ADP portfolio attrition.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue decreased by $5.2 million, or 18% for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was primarily due to ADP portfolio attrition, the termination of the Alight partnership, and generally lower COBRA activity.

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

Commuter revenue increased by $0.5 million, or 2% for the three months ended March 31, 2019, as compared to the same period in 2018. The increases were primarily due to increased participants.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.

Other revenue decreased by $0.3 million or 10% for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was primarily due to a decrease in Direct Bill participants.

Cost of Revenues

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Cost of revenues (excluding amortization of internal use software)	$39,258	$45,242	$(5,984)	(13)%
Percentage of revenue	33%	36%

Cost of revenues consist of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues decreased by $6.0 million or 13% for the three months ended March 31, 2019, as compared to the same period in 2018. The decreases were primarily due to lower outsourced services & printing and fulfillment costs, as well as lower stock-based compensation expense due to the suspension of stock award grants, partially offset by higher Technology costs.
Cost of revenues will continue to be affected by our portfolio purchases, acquisitions and channel partner arrangements. Prior to migrating to our proprietary technology platforms, new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which is targeted to occur within 12 to 24 months of the portfolio acquisition date.

Operating Expenses

Technology and Development

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Technology and development	$16,340	$13,033	$3,307	25%
Percentage of revenue	14%	10%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.

Technology and development expenses increased by $3.3 million, or 25% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to increased outside services, technology, and depreciation.

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

Sales and Marketing

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Sales and marketing	$18,331	$18,338	$(7)	—%
Percentage of revenue	16%	14%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.

Sales and marketing expenses were consistent for the three months ended March 31, 2019, as compared to the same period in 2018.

We will continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities. As a result, we expect our sales and marketing expenses to increase in future periods.

General and Administrative

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
General and administrative	$27,909	$25,249	$2,660	11%
Percentage of revenue	24%	20%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $2.7 million or 11% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to higher professional fees attributed to excess restatement and audit related costs partially offset by lower stock-based compensation expense due to the suspension of stock award grants.

We expect that general and administrative expenses will continue to increase in absolute dollars in order to support our continued growth as we expand general and administrative headcount.

Amortization

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Amortization	$10,851	$9,991	$860	9%
Percentage of revenue	9%	8%

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

Amortization increased by $0.9 million or 9% for the three months ended March 31, 2019 as compared to the same periods in 2018. The increase was primarily driven by an increase in amortization resulting from internal use software due to increased investment in software development projects.

Other Income (Expense), net

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Interest and other income, net	$2,649	$1,266	$1,383	109%
Interest expense	$(2,709)	$(2,182)	$(527)	24%

Interest and other income increased by $1.4 million or 109% for the three months ended March 31, 2019. The increase was primarily due to an optimization of cash management and investment practices.

Interest expense increased by $0.5 million or 24% for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in interest expense was primarily due to an increase in interest rates.

Income Taxes

	Three Months Ended March 31,
(In thousands except percentage)	2019	2018	$ Change	% Change
Income before income taxes	$5,476	$13,871
Income tax benefit (provision)	$(1,419)	$(2,852)	$1,433	(50)%
Effective tax rate	26%	21%

Income tax provision decreased by $1.4 million or 50% for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease in the income tax provision for the three months ended March 31, 2019 as compared to the same period in 2018 is primarily a result of the tax effect from the reduction of income before tax offset by the impact of increase in the effective tax rate due to increase in state income taxes.

Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $782.8 million and short-term investments totaling $183.6 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, as well as other cash flows from operating activities.

We believe that our existing cash and cash equivalents, short-term investments, and the available credit from our revolving credit facility will be sufficient to meet our working capital, debt, and capital expenditures, as well as anticipated cash requirements for potential future portfolio purchases over at least the next 12 months. We have historically been able to fulfill our obligations as incurred and expect to continue to fulfill our obligations in the future. Our expectation is based on our current and anticipated client retention rates and our continuing funding model in which the vast majority of our enterprise clients provide us with prefunds as more fully described below under “Prefunds”. To the extent these current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including any potential portfolio purchases, we may need to raise additional funds through public or private equity or debt financing. We cannot provide assurance that we will be able to raise additional funds on favorable terms, if at all.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates our existing Amended and Restated Credit Agreement, and increased our borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit sub-facility. The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. We may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. The fees incurred in connection with this Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets. The Second Amended Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility.
In the first quarter of 2019, we entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 10, 2019. In the second quarter of 2019, we entered into a Fourth Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 31, 2019. The fees incurred were added to loan financing fees to be amortized to interest expense over the remaining life of the loan.
As of March 31, 2019, we had $187.0 million outstanding under the revolving credit facility and $210.0 million unused revolving credit facility still available to borrow under the Credit Agreement. As of March 31, 2019, the interest rate applicable to the revolving credit facility was 3.99% per annum.

Cash Flows
The following table presents information regarding our cash flow activities:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Net cash used in operating activities	$(90,188)	$(16,874)	$(73,314)
Net cash provided by (used in) investing activities	34,676	(73,102)	107,778
Net cash (used in) provided by financing activities	(60,148)	1,972	(62,120)
Net change in cash and cash equivalents, unrestricted and restricted	$(115,660)	$(88,004)	$(27,656)

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities increased for the three months ended March 31, 2019 as compared to the same period of 2018 by $73.3 million. The increase in cash used in operating activities for the three months ended March 31, 2019 was primarily due to changes in working capital largely driven by timing of prefunding and employer client payments.

Cash Flows from Investing Activities
໿

Net cash provided by investing activities was $34.7 million for the three months ended March 31, 2019, primarily due to $39.1 million of net proceeds from sales and purchases of investments, offset by $4.4 million of investment in capital expenditures.

Net cash used in investing activities was $73.1 million for the three months ended March 31, 2018, primarily due to $65.4 million net purchases of investments and $7.6 million of investment in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash used in financing activities was $60.1 million for the three months ended March 31, 2019, primarily due to a repayment of debt principal in the amount of $60.0 million.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2018 which consisted of approximately $2.3 million in proceeds from exercises of stock options and sale of stock under the 2012 Employee Stock Purchase Plan, partially offset by a $0.2 million payment of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations

There were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies and Significant Management Estimates

There have been no material changes to the Company’s critical accounting estimates during the three months ended March 31, 2019. Other than the adoption of ASU 2016-02, “Leases (Topic 842)”, there have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2019 compared to the policies disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
Other than outstanding letters of credit issued under our revolving credit facility, we do not have any off-balance sheet arrangements. The majority of the standby letters of credit expire in one year. However, in the ordinary course of business, we will continue to renew or modify the terms of the letters of credit to support business requirements. The letters of credit are contingent liabilities, supported by our revolving credit facility, and are not reflected on our condensed consolidated balance sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 31, 2019.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO concluded that, as of such date, due to the identification of material weaknesses in our internal control over financial reporting, as further described in our 2018 Form 10-K, our disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weaknesses in our internal control over financial reporting reported in the Form 10-K for the fiscal year ended December 31, 2018, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Additional Analyses and Procedures and Remediation Plan

We have begun remediating the material weaknesses identified by management and described in greater detail in our 2018 Form 10-K. Although we intend to complete the remediation process with respect to this material weaknesses as quickly as possible, we cannot at this time estimate how long it will take, and our remediation plan may not prove to be successful.
Because the reliability of the internal control process requires repeatable execution, the successful remediation of the company’s material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective, and there is no assurance that additional remediation steps will not be necessary. As such, as we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps already underway. As noted above, although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. Accordingly, until this weakness is remediated, we are performing additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
Our remediation efforts were ongoing during the period of the report. During 2019, the Company has filled certain key leadership roles in Accounting and Risk Management and is in the process of enhancing capabilities of that department. The Company has engaged Senior Leadership across the various departments of the organization to have ownership of areas of controls and remediation. Performance measurement metrics across various levels of the organization have also incorporated controls remediation as a key element. In addition, an outside service provider has been engaged to assist with the remediation efforts in the areas of identified weaknesses.
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

Other than the remediation efforts outlined above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found under the heading “Legal Matters” in Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information
The terms of the Class III directors consisting of Stuart C. Harvey, Jr., Thomas A. Bevilacqua and Bruce G. Bodaken were to have expired at the Annual Meeting of Stockholders in 2018 and the terms of the Class I directors consisting of Jerome D. Gramglia, Robert L. Metzger and George P. Scanlon were to have expired at the Annual Meeting of Stockholders in 2019. However, the Company has not convened an Annual Meeting of Stockholders since 2017, and, consequently, the terms of the Class III and Class I directors will expire at the Company’s next Annual Meeting of Stockholders.
Appointment of Ismail (Izzy) Dawood as Chief Financial Officer
On October 10, 2018, Mr. Dawood entered into an at-will employment offer letter with the Company in connection with his appointment as full-time Chief Financial Officer. Under the employment offer letter, Mr. Dawood is eligible to receive a base salary at the annualized rate of $400,000 and is eligible to receive a cash bonus at a target amount of 75% of his base salary, pro-rated based upon the number of months during the year that he is eligible to participate under the terms of the bonus plan to be established by us. Mr. Dawood also received a one-time cash signing bonus of $100,000, payable in a lump sum on his start date. No equity awards were granted to Mr. Dawood in 2018. Following the S-8 Filing Date, Mr. Dawood also will receive equity awards consisting of (1) a grant of an option to purchase 76,878 shares of our common stock (the “Dawood Option”) and (2) a grant of 29,976 restricted stock units covering shares of our common stock (the “Dawood RSU Award”) (each, a “Dawood Equity Award”). The Dawood Option shall vest as to 25% of the shares subject to the Option on the one-year anniversary of his start date and an additional 1/48th of the total shares subject to the Option on each of the 36 succeeding months thereafter. The Dawood RSU Award shall vest in annual installments on each of the four anniversaries of his start date. Vesting of the Dawood Equity Awards is subject to him remaining in service with us.
Further, in connection with Mr. Dawood’s appointment as full-time Chief Financial Officer, the Tatum Agreement terminated. Mr. Dawood forfeited his right to receive a completion bonus of $200,000 pursuant to the Tatum Agreement. This payment was contingent upon Mr. Dawood not being appointed the Company’s full-time Chief Financial Officer.
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
		10-Q	001-35232	10.10H	8/1/2017
10.30	Form of Change in Control and Severance Agreement	10-K	001-35232	10.30	5/30/2019
10.35	Dawood Offer Letter					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

WAGEWORKS, INC.

Date: June 27, 2019	By:	/s/ ISMAIL DAWOOD
Ismail Dawood
Chief Financial Officer
(Principal Financial and Accounting Officer)