Form 10-Q
period 2019-06-30
WAGEWORKS, INC.
filed 2019-08-08
CIK 1158863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
໿

1100 Park Place, 4th Floor
San Mateo, California 94403
(Address of principal executive offices and Zip Code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  []
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]     No  []
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[X]		Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [X]
As of August 2, 2019, there were 40,371,122 shares of the registrant’s common stock outstanding.

WAGEWORKS, INC.
FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

WAGEWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash and cash equivalents	$807,128	$898,426
Restricted cash	—	333
Short-term investments	160,915	222,205
Receivables, net	89,632	101,297
Prepaid expenses and other current assets	28,756	23,662
Total current assets	1,086,431	1,245,923
Property and equipment, net	72,379	76,920
Operating lease right-of-use assets	22,679	—
Goodwill	297,409	297,409
Acquired intangible assets, net	117,391	130,095
Deferred tax assets, net	1,202	1,482
Other assets	31,878	33,324
Total assets	$1,629,369	$1,785,153
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$88,663	$97,347
Customer obligations	674,879	762,100
Short-term operating lease liabilities	8,242	—
Other current liabilities	11,544	4,264
Total current liabilities	783,328	863,711
Long-term debt, net of issuance costs	144,906	244,693
Long-term operating lease liabilities	26,358	—
Other long-term liabilities	2,180	11,608
Total liabilities	956,772	1,120,012
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.001 per share (1,000,000 shares authorized; 40,350 shares issued and 39,870 shares outstanding at June 30, 2019 and 40,333 shares issued and 39,853 shares outstanding at December 31, 2018)	41	41
Additional paid-in capital	583,288	582,521
Treasury stock at cost (480 shares at June 30, 2019 and December 31, 2018)	(22,309)	(22,309)
Accumulated other comprehensive income (loss)	81	(754)
Retained earnings	111,496	105,642
Total stockholders’ equity	672,597	665,141
Total liabilities and stockholders’ equity	$1,629,369	$1,785,153

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Healthcare	$65,172	$68,104	$137,146	$143,361
COBRA	20,316	26,200	43,905	55,035
Commuter	19,560	18,847	38,900	37,725
Other	3,581	3,357	6,903	7,028
Total revenues	108,629	116,508	226,854	243,149
Operating expenses:
Cost of revenues (excluding amortization of internal use software)	36,660	36,143	75,918	81,386
Technology and development	15,600	13,392	31,940	26,425
Sales and marketing	18,269	18,521	36,600	36,859
General and administrative	24,672	18,898	52,581	44,147
Amortization	11,041	10,191	21,892	20,182
Employee termination and other charges	—	2,853	—	2,853
Total operating expenses	106,242	99,998	218,931	211,852
Income from operations	2,387	16,510	7,923	31,297
Interest and other income, net	2,883	1,455	5,532	2,721
Interest expense	(2,164)	(2,420)	(4,873)	(4,602)
Income before income taxes	3,106	15,545	8,582	29,416
Income tax provision	(1,309)	(4,621)	(2,728)	(7,473)
Net income	$1,797	$10,924	$5,854	$21,943
Net income per share:
Basic	$0.05	$0.27	$0.15	$0.55
Diluted	$0.04	$0.27	$0.14	$0.54
Shares used in computing net income per share:
Basic	39,861	39,853	39,857	39,838
Diluted	40,618	40,412	40,528	40,446

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,797	$10,924	5,854	21,943
Net unrealized gain (loss) on short-term investments, net of tax	303	47	835	(684)
Total comprehensive income	$2,100	$10,971	6,689	21,259

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Three and Six Months Ended June 30, 2019
	Common stock		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	39,853	$41	$582,521	$(22,309)	$(754)	$105,642	$665,141
Stock-based compensation expense	—	—	2,904	—	—	—	2,904
Capitalized stock-based compensation	—	—	53	—	—	—	53
Other comprehensive income, net of tax	—	—	—	—	532	—	532
Net income	—	—	—	—	—	4,057	4,057
Balance at March 31, 2019	39,853	41	585,478	(22,309)	(222)	109,699	672,687
Exercise of stock options	17	—	316	—	—	—	316
Stock-based compensation expense (reversal), net	—	—	(2,545)	—	—	—	(2,545)
Capitalized stock-based compensation	—	—	39	—	—	—	39
Other comprehensive income, net of tax	—	—	—	—	303	—	303
Net income	—	—	—	—	—	1,797	1,797
Balance at June 30, 2019	39,870	$41	$583,288	$(22,309)	$81	$111,496	$672,597

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Three and Six Months Ended June 30, 2018
	Common stock		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	39,771	$41	$562,131	$(22,309)	$(354)	$72,741	$612,250
Exercise of stock options	54	—	1,395	—	—	—	1,395
Issuance of common stock under Employee Stock Purchase Plan	18	—	869	—	—	—	869
Issuance of restricted stock units, net of shares withheld for employee taxes	10	—	(281)	—	—	—	(281)
Stock-based compensation expense	—	—	7,293	—	—	—	7,293
Capitalized stock-based compensation	—	—	191	—	—	—	191
Other comprehensive loss, net of tax	—	—	—	—	(731)	—	(731)
ASC 606 cumulative-effect adjustment	—	—	—	—	—	6,955	6,955
Net income	—	—	—	—	—	11,019	11,019
Balance at March 31, 2018	39,853	41	571,598	(22,309)	(1,085)	90,715	638,960
Stock-based compensation expense	—	—	1,588	—	—	—	1,588
Capitalized stock-based compensation	—	—	68	—	—	—	68
Other comprehensive income, net of tax	—	—	—	—	47	—	47
Net income	—	—	—	—	—	10,924	10,924
Balance at June 30, 2018	39,853	$41	$573,254	$(22,309)	$(1,038)	$101,639	$651,587

See accompanying notes to the condensed consolidated financial statements.

WAGEWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,854	$21,943
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,419	26,834
Amortization of debt issuance costs	363	242
Amortization of contract costs	1,536	1,576
Stock-based compensation expense	359	8,881
Provision for doubtful accounts	510	98
Other	172	(379)
Changes in operating assets and liabilities:
Receivables	11,155	20,312
Prepaid expenses and other current assets	(5,094)	6,964
Other assets	(90)	(14,109)
Accounts payable and accrued expenses	(11,025)	(1,755)
Customer obligations	(87,221)	(57,879)
Other liabilities	9,870	831
Net cash (used in) provided by operating activities	(44,192)	13,559
Cash flows from investing activities:
Purchases of property and equipment	(9,694)	(19,834)
Purchases of short-term investments	(10,930)	(122,823)
Proceeds from sales of short-term investments	6,316	4,096
Proceeds from maturities of short-term investments	66,860	56,665
Purchases of intangible assets	(60)	(209)
Net cash provided by (used in) investing activities	52,492	(82,105)
Cash flows from financing activities:
Proceeds from exercise of common stock options	316	1,396
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	869
Payments of debt modification costs	(150)	(500)
Payments of debt principal	(100,000)	—
Payment of finance lease obligations	(97)	(152)
Taxes paid related to net share settlement of stock-based compensation arrangements	—	(218)
Net cash (used in) provided by financing activities	(99,931)	1,395
Net decrease in cash and cash equivalents, unrestricted and restricted	(91,631)	(67,151)
Cash and cash equivalents at beginning of period, unrestricted and restricted	898,759	779,677
Cash and cash equivalents at end of period, unrestricted and restricted	$807,128	$712,526

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,786	$4,139
Income taxes	$3,814	$1,979
Noncash financing and investing activities:
Property and equipment, accrued but not paid	$2,341	$3,168
Property and equipment under finance lease	$—	$142
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

The Company operates as a single reportable segment on an entity level basis, and considers itself to operate under one operating and reporting segment with healthcare, transit and other employer sponsored programs representing a group of similar product lines. The Company believes that it engages in a single business activity and operates in a single economic environment.
Proposed Merger with HealthEquity, Inc.
On June 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HealthEquity, Inc., a Delaware corporation (“HealthEquity”), and Pacific Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of HealthEquity (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into WageWorks (the “Merger”), with WageWorks surviving the Merger and becoming a wholly owned subsidiary of HealthEquity.
Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of WageWorks common stock (other than shares (i) owned in treasury by WageWorks, (ii) owned by HealthEquity, Merger Sub or any other direct or indirect wholly owned subsidiary of HealthEquity, and (iii) held by WageWorks stockholders who perfect their appraisal rights with respect to the Merger) will be cancelled and automatically converted into the right to receive $51.35 in cash, without interest (the “Merger Consideration”).
Under the Merger Agreement, at the effective time of the Merger, (x) each outstanding WageWorks stock option (whether vested or unvested) will be cancelled and, if the exercise price per share of such stock option is less than $51.35, will be exchanged for an amount of cash, without interest, equal to (1) the Merger Consideration less the applicable exercise price per share with respect to such stock option multiplied by (2) the number of shares covered by such stock option, (y) each outstanding award of WageWorks RSUs subject to only time-based vesting conditions (1) granted prior to June 26, 2019 will fully vest and be entitled to receive the Merger Consideration for each share covered by such award or (2) granted on or after June 26, 2019, will, as of the effective time of the Merger, be assumed by HealthEquity and converted automatically into an award of RSUs covering an adjusted (based on the ratio of the Merger Consideration to the volume weighted average price of a share of common stock of HealthEquity for the 20 trading days ending with the trading day immediately preceding the date of the closing of the Merger) number of shares of common stock of HealthEquity and will be subject to the same terms and conditions applicable to such RSUs immediately prior to the Effective Time, and (z) each outstanding award of WageWorks RSUs granted prior to June 26, 2019 and subject to performance-based vesting conditions (each, a “Performance Unit”) will (1) in the case of any Performance Unit for which the performance period is complete but for which the board of directors of WageWorks has not determined the achievement of the underlying performance goals, vest based on actual performance, (2) in the case of any Performance Unit for which the performance period is incomplete, vest based on target performance, and (3) in the case of any Performance Unit that does not vest in accordance with clause (1) or (2), be cancelled for no consideration. Each Performance Unit that vests according to the previous sentence will be cancelled in exchange for an amount of cash, without interest, equal to the Merger Consideration multiplied by the number of shares covered by such vested Performance Unit.
WageWorks has made customary representations, warranties and covenants in the Merger Agreement, including covenants not to, during the pendency of the Merger, solicit alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Each of HealthEquity and Merger Sub also has made customary representations, warranties and covenants in the Merger Agreement.
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by WageWorks’ stockholders. The early termination of the waiting period applicable to the Merger under

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted by the Federal Trade Commission on July 29, 2019. The transaction is not subject to any financing condition.
The Merger Agreement contains certain customary termination rights for HealthEquity and WageWorks, including a right to terminate the Merger Agreement if the Merger is not completed by December 26, 2019, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, WageWorks will be obligated to pay HealthEquity a termination fee of $69,656,872.

Basis of Presentation

The unaudited interim condensed consolidated financial statements and the related notes have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of the interim periods presented herein are not necessarily indicative of the results of future periods or annual results for the year ending December 31, 2019.

These unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2018 audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K. The December 31, 2018 consolidated balance sheet included in this interim Quarterly Report on Form 10-Q was derived from audited financial statements.

There have been no material changes to the Company’s critical accounting estimates during the three and six months ended June 30, 2019. Other than the adoption of ASU 2016-02, “Leases (Topic 842)”, there have been no material changes to the Company's critical accounting policies during the three and six months ended June 30, 2019 from the items the Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the reclassification of deferred revenue from accounts payable and accrued expenses to other current liabilities in the condensed consolidated balance sheet as of December 31, 2018 and the statement of cash flows for the six months ended June 30, 2018. There was no impact on the condensed consolidated statements of income for the three and six months ended June 30, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of WageWorks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company must make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, useful lives for depreciation and amortization, loss contingencies, income taxes, the assumptions used for stock-based compensation including attainment of performance-based awards, the assumptions used for software and web site development cost classification, and recoverability and impairments of goodwill and long-lived assets and average customer life. Actual results may be materially different from those estimates. In making its estimates, the Company considers the current economic and legislative environment.

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

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

is recognized on a straight-line basis over the lease term. In addition, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.
The Company determines if an arrangement is a lease or contains a lease at inception. The Company applied the short-term lease measurement and recognition exemption in which right-of-use (“ROU”) assets and lease obligations are not recognized for short-term leases. The Company does not have lease agreements with residual value guarantees, sales leaseback terms or material restrictive covenants. The Company has one sublease for which the sublease income was recorded as a reduction to operating lease expense for the three and six months ended June 30, 2019 and 2018.
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
Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). In January 2019 the FASB issued ASU 2019-01 which amended the transition disclosure requirements for Topic 842. Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating lease.

The Company adopted Topic 842 prospectively during the first quarter of 2019. As part of its adoption, the Company elected a package of practical expedients for leases that commenced prior to January 1, 2019 and did not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company recognizes those lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.

The adoption of Topic 842 resulted in the Company recording $25.5 million of right-of-use lease assets and $38.4 million of lease liabilities as of January 1, 2019. The new standard did not have a significant impact on the condensed consolidated statements of income. See Note 10, Commitments and Contingencies for additional information.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The Company adopted ASU 2018-02 on January 1, 2019 and applied it in the period of adoption. The Company did not elect to reclassify any tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The adoption of this standard did not have an effect on the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements
 In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which amends the FASB’s guidance on the impairment of financial instruments. In April 2019 the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which contains a compilation of guidance to assist

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

practitioners with the implementation and application of ASU 2016-13, among others. ASU 2016-13 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in this standard are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the timing and impact of adoption on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on its consolidated financial statements.

Note 2     Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):໿

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator: Net income	$1,797	$10,924	$5,854	$21,943

Denominator:
Basic weighted-average shares	39,861	39,853	39,857	39,838
Effect of potentially dilutive shares:
Weighted-average dilutive stock options, restricted stock and performance restricted stock units, and employee stock purchase plan shares	757	559	671	608
Diluted weighted-average shares	40,618	40,412	40,528	40,446

Net income per share:
Basic	$0.05	$0.27	$0.15	$0.55
Diluted	$0.04	$0.27	$0.14	$0.54

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

For the three months ended June 30, 2019 and 2018, potential shares from stock options and restricted stock units totaling 1.9 million and 1.8 million, respectively, are not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, potential shares from stock options and restricted stock units totaling 1.9 million and 1.6 million, respectively, are not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

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
Disaggregation of Revenues

The Company’s primary categories of revenue are Healthcare, Commuter, COBRA and Other revenue and are disclosed in the condensed consolidated statements of income. The following table provides information about disaggregated revenue from contracts with customers by the nature of the products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Benefit administration services and COBRA	$87,763	$96,258	$183,723	$200,699
Interchange	13,245	13,555	28,684	29,300
Other	7,621	6,695	14,447	13,150
Total	$108,629	$116,508	$226,854	$243,149

Contract Balances
The Company generally does not recognize revenue in advance of invoicing its customers, however, it records a receivable when revenue is recognized prior to invoicing and it has an unconditional right to payment. Alternatively, when payment precedes the related services, the Company records a contract liability, or deferred revenue, until its performance obligations are satisfied. The Company’s deferred revenue as of June 30, 2019 and December 31, 2018 was $12.6 million and $3.9 million, respectively. The balances relate to up-front fees, cash received in advance for a certain interchange revenue arrangement, and other commuter deferred revenue. The Company expects to satisfy its remaining obligations for these arrangements.

Contract Costs
Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs, which primarily consist of deferred sales commissions, were $9.0 million and $8.8 million as of June 30, 2019 and December 31, 2018, respectively and are included in other assets on the condensed consolidated balance sheets. Amortization expense for the deferred costs was $0.8 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred contract costs are amortized on a straight-line basis over the period of benefit, which is consistent with the pattern of transfer of the good or service to which the asset relates.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Performance Obligations
During the three and six months ended June 30, 2019, the Company recognized the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues recognized in the period for:
Performance obligations satisfied from amounts included in contract liabilities at the beginning of the period	$143	$143	$286	$286
Performance obligations satisfied from new activities in the period - contract revenues	108,486	116,365	226,568	242,863
Total revenues	$108,629	$116,508	$226,854	$243,149

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The Company applies the practical expedient to not disclose information about contracts with original expected durations of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised as of June 30, 2019.

June 30, 2019
2019 (remainder of year)	$286
2020	571
2021	571
2022 and thereafter	1,143
Total	$2,571

Note 4 Investments and Fair Value Measurements

The following tables summarize the Company’s investments in marketable securities and fair value measurements by investment category reported as cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$41,570	$—	$—	$41,570	$41,570	$—
Commercial paper	32,848	1	(5)	32,844	—	32,844
Municipal bonds	10,382	—	—	10,382	—	10,382
Total cash equivalents	84,800	1	(5)	84,796	41,570	43,226

Short-Term Investments:
U.S. government securities	15,564	1	(10)	15,555	15,555	—
U.S. government agency securities	10,842	4	(9)	10,837	—	10,837
Municipal bonds	2,295	2	—	2,297	—	2,297
Corporate debt securities	100,364	199	(49)	100,514	—	100,514
Commercial paper	5,994	—	—	5,994	—	5,994
Asset-backed securities	25,732	14	(28)	25,718	—	25,718
Total short-term investments	160,791	220	(96)	160,915	15,555	145,360
Total cash equivalents and short-term investments	$245,591	$221	$(101)	$245,711	$57,125	$188,586

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

December 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$41,027	$—	$—	$41,027	$41,027	$—
Commercial paper	10,436	1	—	10,437	—	10,437
Municipal bonds	7,781	—	—	7,781	—	7,781
Total cash equivalents	59,244	1	—	59,245	41,027	18,218

Short-Term Investments:
U.S. government securities	22,534	—	(94)	22,440	22,440	—
U.S. government agency securities	14,346	—	(56)	14,290	—	14,290
Municipal bonds	3,548	—	(4)	3,544	—	3,544
Foreign government securities	2,504	—	(6)	2,498	—	2,498
Corporate debt securities	134,003	37	(685)	133,355	—	133,355
Commercial paper	12,954	—	(4)	12,950	—	12,950
Certificates of deposit	1,258	—	—	1,258	—	1,258
Asset-backed securities	32,054	—	(184)	31,870	—	31,870
Total short-term investments	223,201	37	(1,033)	222,205	22,440	199,765
Total cash equivalents and short-term investments	$282,445	$38	$(1,033)	$281,450	$63,467	$217,983

As of June 30, 2019, the Company’s unrealized losses on investments were deemed temporary in nature.

The following tables summarize the gross unrealized losses and fair values of investments in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
June 30, 2019	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents:
Commercial paper	$29,851	$(5)	$—	$—	$29,851	$(5)
Total cash equivalents in unrealized loss position	29,851	(5)	—	—	29,851	(5)

Short-Term Investments:
U.S. government securities	—	—	13,035	(10)	13,035	(10)
U.S. government agency securities	—	—	8,822	(9)	8,822	(9)
Corporate debt securities	6,389	(4)	55,447	(45)	61,836	(49)
Commercial paper	5,993	—	—	—	5,993	—
Asset-backed securities	3,550	(3)	12,850	(25)	16,400	(28)
Total short-term investments in unrealized loss position	15,932	(7)	90,154	(89)	106,086	(96)
Total cash equivalents and short-term investments in unrealized loss position	$45,783	$(12)	$90,154	$(89)	$135,937	$(101)

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Less than 12 months
December 31, 2018	Fair Value	Gross Unrealized Loss
Short-Term Investments:
U.S. government securities	$22,440	$(94)
U.S. government agency securities	14,290	(56)
Municipal bonds	3,544	(4)
Foreign government securities	2,498	(6)
Corporate debt securities	125,192	(685)
Commercial paper	12,950	(4)
Asset-backed securities	31,870	(184)
Total short-term investments in unrealized loss position	$212,784	$(1,033)

Realized gains and losses on marketable securities are included in other income (expense), net on the Company’s condensed consolidated statements of income. Gross realized losses on marketable securities for the three and six months ended June 30, 2019 and 2018 were not significant.

The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no transfers between Level 1 and Level 2 fair value categories during the periods presented.

The following tables summarize the estimated amortized cost and fair value of the Company’s marketable securities by the contractual maturity date as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Amortized Cost	Fair Value
Due less than one year	$221,054	$221,026
Due in one to five years	24,537	24,685
Total	$245,591	$245,711

December 31, 2018	Amortized Cost	Fair Value
Due less than one year	$219,057	$218,394
Due in one to five years	63,388	63,056
Total	$282,445	$281,450

Note 5    Receivables

Receivables at June 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Trade receivables	$49,324	$52,525
Unpaid amounts for benefit services	44,426	52,380
Receivables, gross	93,750	104,905
Less: allowance for doubtful accounts	(4,118)	(3,608)
Receivables, net	$89,632	$101,297

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Note 6     Property and Equipment

Property and equipment at June 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Computers and equipment	$29,406	$27,519
Software and software development costs	153,063	144,260
Furniture and fixtures	8,121	8,123
Leasehold improvements	28,951	28,883
Property and equipment, gross	219,541	208,785
Less: accumulated depreciation and amortization	(147,162)	(131,865)
Property and equipment, net	$72,379	$76,920

As of both June 30, 2019 and December 31, 2018, total right-of-use assets related to finance leases were $1.2 million, and were classified as computers and equipment. Accumulated depreciation for assets under finance leases was $0.9 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively.

The Company capitalized software development costs of $4.5 million and $5.9 million for the three months ended June 30, 2019 and 2018, respectively; and $8.9 million and $11.6 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to capitalized software development costs was $4.6 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively; and $9.1 million and $7.4 million for the six months ended June 30, 2019 and 2018, respectively. These costs are included in amortization expense in the condensed consolidated statements of income. At June 30, 2019, the unamortized software development costs included in property and equipment in the condensed consolidated balance sheets were $40.2 million.

Total depreciation expense plus amortization of capitalized software development costs for the three months ended June 30, 2019 and 2018 was $8.5 million and $7.3 million, respectively. Total depreciation expense plus amortization of capitalized software development costs for the six months ended June 30, 2019 and 2018 was $16.7 million and $14.1 million, respectively.

Note 7     Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2019.

Intangible Assets

Acquired intangible assets at June 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortizable intangible assets:
Client/broker contracts and relationships	$237,490	$(120,983)	$116,507	$237,430	$(108,834)	$128,596
Trade names	3,880	(3,635)	245	3,880	(3,587)	293
Technology	14,646	(14,490)	156	14,646	(14,009)	637
Noncompete agreements	2,232	(2,120)	112	2,232	(2,084)	148
Favorable lease agreements	1,134	(763)	371	1,134	(713)	421
Total	$259,382	$(141,991)	$117,391	$259,322	$(129,227)	$130,095

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Amortization of intangible assets for the three months ended June 30, 2019 and 2018 was $6.4 million and $6.3 million, respectively. For the six months ended June 30, 2019 and 2018, amortization of intangible assets was $12.8 million and $12.7 million, respectively.

The estimated amortization expense in future periods at June 30, 2019 is as follows (in thousands):
໿

As of June 30, 2019
Remainder of 2019	$12,181
2020	22,758
2021	19,953
2022	17,518
2023	14,728
Thereafter	30,253
Total	$117,391

Note 8     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued liabilities	$28,026	$32,771
Payable to benefit providers and transit agencies	32,220	30,148
Accrued compensation and related benefits	24,180	28,594
Other accrued expenses	4,237	5,834
Accounts payable and accrued expenses	$88,663	$97,347

Note 9     Long-term debt

As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility used	$149,830	$249,830
Less: Outstanding letters of credit	(2,830)	(2,830)
Outstanding revolving credit facility	147,000	247,000
Unamortized loan issuance costs	(2,094)	(2,307)
Long-term debt, net of issuance costs	$144,906	$244,693

On April 4, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates the Company’s existing Amended and Restated Credit Agreement, and increased the Company’s borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit sub-facility. The Credit Agreement contains an increase option permitting the Company, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. The Company may prepay loans under the Credit Agreement in whole or in part at any

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

time without premium or penalty. The fees incurred in connection with this Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets. The Second Amended Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility.
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
As of June 30, 2019, the Company had $147.0 million outstanding under the revolving credit facility and $250.2 million unused revolving credit facility still available to borrow under the Credit Agreement. As of June 30, 2019, the interest rate applicable to the revolving credit facility was 3.90% per annum. See Note 10 for further information regarding letters of credit.

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,806	$3,620
Sublease income	(469)	(938)
Net lease cost	$1,337	$2,682

Rent expense under operating lease agreements was $1.9 million and $3.9 million for the three and six months ended June 30, 2018, respectively.
Amortization and interest expense related to finance leases were not material during the three and six months ended June 30, 2019.
As of June 30, 2019, the weighted-average remaining lease term and discount rate for the Company’s operating leases are 4.9 and 4.6%, respectively.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As of June 30, 2019, maturities of lease liabilities by fiscal year for the Company’s operating leases, excluding the future contractual sublease income of $7.3 million, were as follows (in thousands):

Years Ending December 31,	Operating Leases
2019 (remainder of year)	$4,819
2020	9,700
2021	9,696
2022	6,536
2023	2,308
Thereafter	5,663
Total minimum lease payments	38,722
Less: imputed interest	(4,122)
Present value of net minimum lease payments	34,600
Less: current portion	8,242
Long-term operating lease liabilities	$26,358

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

Operating cash outflows related to operating leases were $2.3 million and $4.7 million for the three and six months ended June 30, 2019.
During the second quarter of 2019, the Company entered into a lease agreement with a period of approximately 10 years to occupy 150,000 square feet of new office space in Mesa, AZ. The base rent obligation of $63.1 million is expected to commence in the third quarter of 2020, and therefore is not included in the table above. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company has the option to extend the term of the lease for two additional periods of five years. Contractual obligations related to this lease are shown in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future lease obligation (Mesa)	$63,094	$—	$5,803	$11,944	$45,347

Legal Matters
The Company is pursuing affirmative claims against the Office of Personnel Management (OPM) to obtain payment for services provided by the Company between March 1, 2016 and August 31, 2016 pursuant to its contract with OPM for the Government’s Federal Flexible Account Program (“FSAFEDS”). The Company initially issued its invoice for these services in February 2017. On December 22, 2017, the Company received the Contracting Officer’s “final decision” refusing payment of the invoiced amount and otherwise denying the Company’s Certified Claim. As a result of this decision, and a related Certified Claim

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

that OPM subsequently denied, on February 8, 2018, the Company filed an appeal to the Civilian Board of Contract Appeals (“CBCA”) against OPM for services provided by the Company between March 1, 2016 and August 31, 2016. On August 3, 2018, the Company also filed an appeal to the CBCA of OPM’s June 21, 2018 denial of a Request for Equitable Adjustment for extra work associated with a contract modification imposing new security and other requirements not part of the original scope of FSAFED’s contract work. In connection with the Company’s claims against OPM, OPM has also claimed that an erroneous statement in a certificate signed by a former executive officer constituted a violation of the False Claims Act and moved to dismiss part of the Company’s claim against OPM as a result. In March 2019, the Company filed a Motion for Summary Judgment with CBCA on the December 22nd denial by the OPM. OPM has moved to defer consideration of the Motion for Summary Judgment to permit it further discovery. That Motion has been granted, but the case is on hold pending a ruling by the CBCA on the scope of the further discovery permitted in connection with the Company’s underlying Motion for Summary Judgment. In order to accelerate resolution of all matters before the CBCA, the Company’s appeal of the June 21st denial by the OPM was withdrawn on April 9, 2019. The remaining claim related to the OPM’s December 22nd denial, valued at approximately $6.2 million, could be decided by a decision on the pending Motion for Summary Judgment, or go to trial if the Motion is denied. As with all legal proceedings, no assurance can be provided as to the outcome of these matters or if the Company will be successful in recovering the full claimed amount.
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
Beginning on July 30, 2019, putative class action suits were filed in the United States District Court Courts for the Southern District of New York, the District of Delaware, and the Northern District of California asserting claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Company and the members of its Board of Directors. The complaints generally allege disclosure violations in the proxy statement issued by the Company in connection with the stockholder vote on the proposed merger with HealthEquity.
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, the Company does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable. In

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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
The Company is involved in various other litigation, governmental proceedings and claims, not described above, that arise in the normal course of business. For example, on occasion a lawsuit will be filed against a customer of our COBRA business alleging that the customer’s COBRA election notice, which is typically drafted and sent out by the Company on behalf of the customer, did not fully comply with the law. Because the Company is not a proper party to such lawsuits, the Company’s involvement is typically brought on via a third-party subpoena and/or the customer defendant making an indemnification demand against the Company based on their services contract. We have and will continue to vigorously defend the Company’s interests in such lawsuits. While it is not possible to determine the ultimate outcome or the duration of such litigation, including any other litigation or any of the above described governmental proceedings or claims, the Company believes, based on current knowledge and the advice of counsel, that such litigation, proceedings and claims will not have a material impact on the Company’s financial position or results of operations.

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

Note 12     Employee Benefit Plans

Stock-based compensation

Stock-based compensation is classified in the condensed consolidated statements of income in the same expense line items as cash compensation. Amounts recorded as expense in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$414	$660	$939	$2,327
Technology and development	270	586	785	1,161
Sales and marketing	344	772	975	1,750
General and administrative	(3,573)	(430)	(2,340)	3,643
Total	$(2,545)	$1,588	$359	$8,881

(a) Employee Stock Option Plan

In May 2010, the Company adopted the 2010 Equity Incentive Plan (“2010 Plan”). Under the 2010 Plan, the Company can grant share-based awards to all employees, including executive officers, outside consultants and non-employee directors. Options under the 2010 Plan generally have a term of 10 years and vest over 4 years with 25% vesting after one year of service and monthly vesting over the remaining period. As of June 30, 2019, the 2010 Plan has a total of 5.4 million common stock shares available for issuance.

There were no stock options granted during the three and six months ended June 30, 2019 and 2018 as the Company did not file its Form S-8 until June 27, 2019.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock option activity for the six months ended June 30, 2019 was as follows (shares in thousands):

	Shares	Weighted-average exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,219	$46.50	5.11	$4,321
Granted	—	—
Exercised	(17)	18.58
Forfeited and cancelled	(43)	$26.21
Outstanding as of June 30, 2019	2,159	$47.12	4.02	$19,877
Vested and expected to vest at June 30, 2019	2,140	$46.98	3.99	$19,858
Exercisable at June 30, 2019	1,933	$45.31	3.63	$19,602

As of June 30, 2019, there was $4.8 million of total unrecognized stock-based compensation expense associated with stock options which will be recognized over a weighted-average period of approximately 1 year. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

(b) Restricted Stock Units

The Company grants restricted stock units (“RSU”) to certain employees, officers, and directors under the 2010 Plan. Restricted stock units vest upon performance-based or service-based criteria.

During the three and six months ended June 30, 2019, the Company granted zero performance-based restricted stock units as the Company did not file its Form S-8 until June 27, 2019. The Company did not grant performance-based restricted stock units in 2018. Performance-based restricted stock units are typically granted such that they vest upon the achievement of certain revenue growth rates and other financial metrics during a specified performance period for which participants have the ability to receive up to 200% of the target number of shares originally granted, depending on terms of the grant agreement.

Stock-based compensation expense related to restricted stock units was $(3.7) million and $(1.1) million for the three months ended June 30, 2019 and 2018, respectively; and was $(2.2) million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. Total unrecorded stock-based compensation expense at June 30, 2019 associated with restricted stock units was estimated at $42.0 million, which is expected to be recognized over a weighted-average period of approximately 3 years. In the second quarter of 2019, the Company reversed previously recognized expenses of $5.2 million related to performance-based RSUs because management determined that it is improbable that the performance requirements for such RSUs will be met based on the Company's operating results for the year-to-date period ended June 30, 2019.

The following table summarizes information about restricted stock units issued to officers, directors and employees under the 2010 Plan (shares in thousands):

			Weighted-average grant date fair value
	Service- based RSUs	Performance- based RSUs	Service- based RSUs	Performance- based RSUs
Unvested at December 31, 2018	164	200	$61.79	$59.76
Granted	736	—	$50.92	$—
Vested	(35)	(32)	$56.99	$7.28
Forfeited and cancelled	(5)	—	$61.61	$—
Unvested at June 30, 2019	860	168	$52.68	$72.30

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

The Company’s effective tax rate was 42.1% and 29.7% for the three months ended June 30, 2019 and 2018, respectively; and was 31.8% and 25.4% for the six months ended June 30, 2019 and 2018, respectively. The increase in the rate of 12.4% and 6.4% for the three and six months ended June 30, 2019 respectively relates to the discrete impact recognition of an increase in unrecognized tax benefit to the income tax provision. The income tax provision for the three months ended June 30, 2019 and 2018 was $1.3 million and $4.6 million, respectively; and was $2.7 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company remains in a net deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, the consummation of the Merger, investment strategy including the amount of technology investment, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, opportunities for portfolio purchases, acquisitions, channel partnerships and carrier relationships, use of non-GAAP financial measures, operating expenses, anticipated income tax rates, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

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
Recent Merger Announcement
On June 26, 2019, the Company entered into a Merger Agreement with HealthEquity and Merger Sub under which HealthEquity will acquire all of the issued and outstanding shares of common stock of the Company for $51.35 per share in cash, representing a total enterprise value of approximately $2 billion. Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by WageWorks’ stockholders.

Results of Operations

Revenues

Revenues and changes in revenues by product for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues:
Healthcare	$65,172	$68,104	$(2,932)	(4)%	$137,146	$143,361	$(6,215)	(4)%
COBRA	20,316	26,200	(5,884)	(22)%	43,905	55,035	(11,130)	(20)%
Commuter	19,560	18,847	713	4%	38,900	37,725	1,175	3%
Other	3,581	3,357	224	7%	6,903	7,028	(125)	(2)%
Total revenues	$108,629	$116,508	$(7,879)	(7)%	$226,854	$243,149	$(16,295)	(7)%

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

Healthcare revenue decreased by $2.9 million, or 4% for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to FSA ADP portfolio attrition, partially offset by higher HSA revenue.

Healthcare revenue decreased by $6.2 million, or 4% for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to FSA ADP portfolio attrition, partially offset by higher HSA revenue.

COBRA Revenue

COBRA revenue is derived from administration services we provide to employer clients for continuation of coverage for participants who are no longer eligible for the employer’s health benefits, such as medical, dental, and vision, and for the continued administration of the employee participants’ HRAs and certain healthcare FSAs.

COBRA revenue decreased by $5.9 million, or 22% for the three months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily due to COBRA ADP portfolio attrition, the termination of a key partnership, and generally lower COBRA participant activity.

COBRA revenue decreased by $11.1 million, or 20% for the six months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily due to COBRA ADP portfolio attrition, the termination of a key partnership, and generally lower COBRA participant activity.

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

Commuter revenue increased by $0.7 million, or 4% for the three months ended June 30, 2019, as compared to the same period in 2018. The increases were primarily due to increased transit agency rates and participant usage.
Commuter revenue increased by $1.2 million, or 3% for the six months ended June 30, 2019, as compared to the same period in 2018. The increases were primarily due to increased transit agency rates and participant usage.

Other Revenue

Other revenue includes enrollment and eligibility services, employee account administration (i.e., tuition and health club reimbursements), project-related professional fees and other program incentives.
Other revenue was relatively consistent for the three and six months ended June 30, 2019, as compared to the same periods in 2018.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenues (excluding amortization of internal use software)	$36,660	$36,143	$517	1%	$75,918	$81,386	$(5,468)	(7)%
Percentage of revenue	34%	31%			33%	33%

Cost of revenues consists of direct expenses for claims processing, product support, and customer service personnel, outsourced and temporary labor, check/ACH payment processing services, debit card processing services, shipping and handling, passes, and employee participant communications.

Cost of revenues increased by $0.5 million or 1% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to higher licensing fees related to our customer relationship management technology.
Cost of revenues decreased by $5.5 million or 7% for the six months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily due to lower outsourced services & printing and fulfillment costs, as well as lower stock-based compensation expense due to the suspension of stock award grants, partially offset by higher technology costs as related to servicing our clients.
Cost of revenues will continue to be affected by our portfolio purchases, acquisitions, and channel partner arrangements. Prior to migrating to our proprietary technology platforms, new portfolios often operate with higher service delivery costs that result in increased cost of revenues until we are able to complete the migration process, which is targeted to occur within 12 to 24 months of the portfolio acquisition date.

Operating Expenses

Technology and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Technology and development	$15,600	$13,392	$2,208	16%	$31,940	$26,425	$5,515	21%
Percentage of revenue	14%	11%			14%	11%

໿
Technology and development expenses consist of personnel and related expenses, outsourced programming services, on-demand technology infrastructure, and expenses associated with equipment and software development and licenses.
Technology and development expenses increased by $2.2 million, or 16% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to increased outside services and licensing costs.
Technology and development expenses increased by $5.5 million, or 21% for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to increased outside services, licensing, technology, and depreciation.

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$18,269	$18,521	$(252)	(1)%	$36,600	$36,859	$(259)	(1)%
Percentage of revenue	17%	16%			16%	15%

Sales and marketing expenses consist primarily of compensation and related expenses for our sales, client services, and marketing staff, including sales commissions for our direct sales force and external agent/broker commission expense, as well as communication, promotional, public relations, and other marketing expenses.
Sales and marketing expenses were consistent for the three and six months ended June 30, 2019, as compared to the same periods in 2018.

We will continue to invest in sales, client services, and marketing by hiring additional personnel and continuing to build our broker and channel relationships. We will also promote our brand through a variety of marketing and public relations activities.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$24,672	$18,898	$5,774	31%	$52,581	$44,147	$8,434	19%
Percentage of revenue	23%	16%			23%	18%

General and administrative expenses include personnel and related expenses and professional fees incurred by our executive, finance, legal, human resources, and facilities departments.

General and administrative expenses increased by $5.8 million or 31% for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to higher professional fees attributed to excess restatement and audit related costs and merger costs related to the agreement with HealthEquity, partially offset by the reversal of stock-based compensation expense related to performance-based RSUs in the second quarter of 2019.
General and administrative expenses increased by $8.4 million or 19% for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to higher professional fees attributed to excess restatement costs, and audit related costs and merger costs related to the agreement with HealthEquity, partially offset by the reversal of stock-based compensation expense related to performance-based RSUs in the second quarter of 2019.

Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Amortization	$11,041	$10,191	$850	8%	$21,892	$20,182	$1,710	8%
Percentage of revenue	10%	9%			10%	8%

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
Amortization increased by $0.9 million or 8% for the three months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily driven by an increase in amortization resulting from internal use software due to increased investment in software development projects.
Amortization increased by $1.7 million or 8% for the six months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily driven by an increase in amortization resulting from internal use software due to increased investment in software development projects.

Other Income (Expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest and other income, net	$2,883	$1,455	$1,428	98%	5,532	2,721	$2,811	103%
Interest expense	$(2,164)	$(2,420)	$256	(11)%	(4,873)	(4,602)	$(271)	6%

Interest and other income increased by $1.4 million or 98% for the three months ended June 30, 2019. The increase was primarily due to an optimization of cash management and investment practices.
Interest and other income increased by $2.8 million or 103% for the six months ended June 30, 2019. The increase was primarily due to an optimization of cash management and investment practices.
Interest expense was relatively consistent for the three and six months ended June 30, 2019 as compared to the same periods in 2018 due to lower balances outstanding under the revolving credit facility offset by higher interest rates.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except percentage)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income before income taxes	$3,106	$15,545			$8,582	$29,416
Income tax provision	$(1,309)	$(4,621)	$3,312	(72)%	$(2,728)	$(7,473)	$4,745	(63)%
Effective tax rate	42%	30%			32%	25%
Income tax provision decreased by $3.3 million or 72% for the three months ended June 30, 2019, as compared to the same period in 2018. The decrease is primarily a result of the tax effect from the reduction of income before tax offset by the impact of increase in the effective tax rate due to increase in state income taxes and discrete impact related to an increase in unrecognized tax benefit recorded in the current period.
Income tax provision decreased by $4.7 million or 63% for the six months ended June 30, 2019, as compared to the same period in 2018. The decrease is primarily a result of the tax effect from the reduction of income before tax offset by the impact of increase in the effective tax rate due to increase in state income taxes and discrete impact related to an increase in unrecognized tax benefit recorded.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $807.1 million and short-term investments totaling $160.9 million comprised primarily of funding by clients of amounts to be paid on behalf of employee participants, as well as other cash flows from operating activities.

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
On March 11, 2019, our Board of Directors authorized a $150 million stock repurchase program for 3 years which commenced on March 13, 2019 and expires on March 12, 2022. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under its debt obligations and other market and economic conditions. No shares of common stock have been repurchased to date, and future purchases under this program are uncertain at this time.

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

Revolving Credit Facility (Credit Agreement)

On April 4, 2017, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent (“Agent”). The Credit Agreement amends and restates our existing Amended and Restated Credit Agreement, and increased our borrowing capacity under the revolving credit facility to $400.0 million, with a $15.0 million letter of credit sub-facility. The Credit Agreement contains an increase option permitting us, subject to certain conditions and requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $100.0 million in additional commitments. The principal, together with all accrued and unpaid interest, is due and payable on April 4, 2022. Loan proceeds may be used for general corporate purposes, including acquisitions permitted under the Credit Agreement. We may prepay loans under the Credit Agreement in whole or in part at any time without premium or penalty. The fees incurred in connection with this Credit Agreement are classified as a direct deduction from long-term debt in the condensed consolidated balance sheets. The Second Amended Credit Agreement contains financial and non-financial covenants including debt ratio and interest coverage ratio requirements. The Company is currently in compliance with all the covenants under the credit facility.
In the first quarter of 2019, we entered into a Third Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 10, 2019. In the second quarter of 2019, we entered into a

Fourth Reporting Extension Agreement and paid the Agent $0.1 million to extend the delivery date of the 2018 Annual Report on Form 10-K to May 31, 2019. The fees incurred were added to loan financing fees to be amortized to interest expense over the remaining life of the loan. In the year to date period ended June 30, 2019, we paid down $100.0 million of the outstanding revolving credit facility balance, and plan to continue to make payments on this balance throughout 2019.
As of June 30, 2019, we had $147.0 million outstanding under the revolving credit facility and $250.2 million unused revolving credit facility still available to borrow under the Credit Agreement. As of June 30, 2019, the interest rate applicable to the revolving credit facility was 3.90% per annum.
Cash Flows
The following table presents information regarding our cash flow activities:

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Net cash (used in) provided by operating activities	$(44,192)	$13,559	$(57,751)
Net cash provided by (used in) investing activities	52,492	(82,105)	134,597
Net cash (used in) provided by financing activities	(99,931)	1,395	(101,326)
Net change in cash and cash equivalents, unrestricted and restricted	$(91,631)	$(67,151)	$(24,480)

Cash Flows from Operating Activities

໿
໿
Net cash used in operating activities increased for the six months ended June 30, 2019 as compared to the same period of 2018 by $57.8 million. The increase in cash used in operating activities for the six months ended June 30, 2019 was primarily due to changes in working capital largely driven by timing of employer client terminations and employer client payments.

Cash Flows from Investing Activities
໿

Net cash provided by investing activities was $52.5 million for the six months ended June 30, 2019, primarily due to $62.2 million of net proceeds from sales and purchases of investments, offset by $9.7 million of investment in capital expenditures.

Net cash used in investing activities was $82.1 million for the six months ended June 30, 2018, primarily due to $62.1 million net purchases of investments and $19.8 million of investment in capital expenditures.

Cash Flows from Financing Activities

໿
໿
Net cash used in financing activities was $99.9 million for the six months ended June 30, 2019, primarily due to a repayment of debt principal of $100.0 million.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2018 which consisted of approximately $2.3 million in proceeds from exercises of stock options and sale of stock under the 2012 Employee Stock Purchase Plan, partially offset by a $0.2 million payment of taxes related to net share settlement of stock-based compensation arrangements.

Contractual Obligations
During the second quarter of 2019, the Company entered into an approximately 10-year lease agreement with Union Mesa 1, LLC to occupy 150,000 square feet of new office space in Mesa, AZ. The base rent obligation is expected to commence in the third quarter of 2020. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company has the option to extend the term of the lease for two additional five-year periods. Contractual obligations related to this lease are shown in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future lease obligation (Mesa)	$63,094	$—	$5,803	$11,944	$45,347
Other than the changes described above, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies and Significant Management Estimates
There have been no material changes to the Company’s critical accounting estimates during the three and six months ended June 30, 2019. Other than the adoption of ASU 2016-02, “Leases (Topic 842)”, there have been no material changes to the Company’s critical accounting policies during the three and six months ended June 30, 2019 compared to the policies disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six months ended June 30, 2019.  For additional information, see Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO concluded that, as of such date, due to the identification of material weaknesses in our internal control over financial reporting, as further described in our 2018 Form 10-K, our disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weaknesses in our internal control over financial reporting reported in the Form 10-K for the fiscal year ended December 31, 2018, we have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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
Other than the remediation efforts outlined above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year-to-date period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018.
The announcement and pendency of our agreement to be acquired by HealthEquity could adversely affect our business.
On June 26, 2019, we entered into the Merger Agreement to be acquired by HealthEquity. Uncertainty about the effect of the Merger on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the closing of the Merger and the Merger could adversely affect our ability to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the Merger, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.
The failure to complete the Merger with HealthEquity in a timely manner or at all could adversely affect our business.
Consummation of the Merger with HealthEquity is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion. If any of these conditions are not satisfied or waived, it is possible that the Merger will not be consummated in the expected time frame (or at all) or that the Merger Agreement may be terminated. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock. If the Merger is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of approximately $69.7 million to HealthEquity which could adversely affect our business, results of operations and financial condition including our cash flows.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.
Pursuant to the terms of the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, repurchase shares of our capital stock, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement terminates. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. Our customers, employees, partners and other parties may have uncertainties about the effects of the Merger. In connection with the Merger, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings, cash flows and other business results and our financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, while the Merger is pending we will continue to incur costs, fees, expenses and charges related to the Merger, which may materially and adversely affect our financial condition.
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. For example, the Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly facilitate or encourage the submission of any inquiry, discussion, offer, proposal or request that could constitute, or could reasonably be expected to lead to, an acquisition proposal from a third party. The Merger Agreement also provides that our Board of Directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve or recommend any agreement with respect to an acquisition proposal from a third party.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.
Lawsuits may be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, financial condition and operating results. Litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

None
Unregistered Sales of Equity Securities
On May 20, 2019, a former member of the Board of Directors exercised an option to purchase 17,000 shares of common stock of the Company (the “Shares”). The average exercise price for the Shares was $18.58 for a total aggregate exercise price of $315,830.

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
Bonus Payment to Ismail (Izzy) Dawood
In April 2019, our Board of Directors, with input from the Compensation Committee, approved a bonus payment to Mr. Dawood of $150,000 for 2018 performance after considering the pro-rated target bonus opportunity for Mr. Dawood for 2018 under his offer letter and his and the Company’s 2018 performance, including his extraordinary leadership in guiding our finance team to completing the filings relating to our restatement.
Mesa Office Lease
During the second quarter of 2019, the Company entered into an approximately 10-year lease agreement with Union Mesa 1, LLC to occupy 150,000 square feet of new office space in Mesa, AZ. The base rent obligation is expected to commence in the third quarter of 2020. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company has the option to extend the term of the lease for two additional five-year periods. Contractual obligations related to this lease are shown in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future lease obligation (Mesa)	$63,094	$—	$5,803	$11,944	$45,347

Other than the changes described above, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1(2)	Agreement and Plan of Merger, dated as of June 26, 2019, by and among HealthEquity, Inc., Pacific Merger Sub Inc. and WageWorks, Inc.	8-K	001-35232	2.1	6/27/2019
3.10	Amended and Restated Bylaws of WageWorks, Inc.	8-K	001-35232	3.1	6/27/2019
10.10H
Second Amended and Restated Credit Agreement, by and among Registrant, MUFG Union Bank, N.A. (formerly Union Bank, N.A.), Wells Fargo Bank National Association, Suntrust Bank, UMB Bank, N.A., KeyBank National Association, and Comerica Bank dated June 5, 2015
		10-Q	001-35232	10.10H	8/1/2017
10.30	Form of Change in Control and Severance Agreement	10-K	001-35232	10.30	5/30/2019
10.35	Dawood Offer Letter	10-Q	001-35232	10.35	6/27/2019
10.36	Lease Agreement between Union Mesa 1, LLC and Registrant dated June 11, 2019					X
10.37	Reporting Extension Agreement and Waiver, dated as of May 9, 2019, by and among WageWorks, Inc., the lenders party thereto and MUFG Union Bank, N.A., as administrative agent	8-K	001-35232	10.1	5/10/2019
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

(2)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAGEWORKS, INC.

Date: August 8, 2019	By:	/s/ ISMAIL DAWOOD
Ismail Dawood
Chief Financial Officer
(Principal Financial and Accounting Officer)